Form 10-K
period 2015-12-31
Voyager Therapeutics, Inc.
filed 2016-03-17
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-37625

Voyager Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3003182
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

75 Sidney Street, Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(857)  259-5340

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 14, 2016, there were 26,749,240 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

• our ability to continue to advance VY-AADC01 through the current Phase 1b clinical trial as a treatment for advanced Parkinson’s disease and establish human proof-of-concept in the fourth quarter of 2016;

• the accuracy of our estimates regarding expenses, future revenues and capital requirements;

• our ability to continue to develop our product engine;

• our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;

• our ability to advance our other programs through preclinical development and into clinical trials, including filing of an IND for one of these programs in 2017, and successfully complete such clinical trials;

• regulatory developments in the United States and the European Union;

• our ability to obtain and maintain intellectual property protection for our proprietary assets;

• the size of the potential markets for our product candidates and our ability to serve those markets;

• the rate and degree of market acceptance of our product candidates for any indication once approved;

• our ability to obtain additional financing when needed; and

• the success of competing products that are or become available for the indications that we are pursuing.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A. Risk Factors that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

ITEM 1.      BUSINESS

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe diseases of the central nervous system, or CNS. We focus on CNS diseases where we believe that an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have created a product engine that enables us to engineer, optimize, manufacture and deliver our AAV-based therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. Our product engine has rapidly generated programs for five CNS indications, including advanced Parkinson's disease; a monogenic form of amyotrophic lateral sclerosis, or a form of the disease caused by a single gene mutation; Friedreich's ataxia; Huntington's disease; and spinal muscular atrophy. Our most advanced clinical candidate, VY-AADC01, is being evaluated for the treatment of advanced Parkinson's disease in an open-label, Phase 1b clinical trial with the goal of generating human proof-of-concept data in the fourth quarter of 2016. Our founders and members of our management team have extensive experience in drug discovery and development and have pioneered significant advances within the fields of AAV gene therapy and neuroscience.

We believe that AAV gene therapy is a particularly attractive treatment approach for CNS diseases that are caused by well-defined genetic mutations. CNS diseases are a leading driver of global disease burden and represent the single largest biopharmaceutical market with estimated worldwide annual sales of over $125 billion in 2014, with the five CNS indications that we are currently targeting representing only a portion of this market. Due to the limited treatment options available for many CNS diseases, there remains a significant unmet medical need and an opportunity for AAV gene therapy to transform the lives of many patients with severe CNS diseases. Based upon clinical data generated to date, we believe that durable gene expression is achievable following a single administration of AAV gene therapy. Recent advances in delivery techniques allow for targeted delivery of AAV vectors, which are modified, non-replicating versions of AAV, to discrete regions of the CNS. In addition, AAV is believed to be safe, as no vector-related serious adverse events, or SAEs, have been reported in the more than 1,300 patients that we estimate have been treated with AAV gene therapy to date, including 200 patients treated for CNS indications.

We have built a product engine that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe CNS diseases. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe CNS diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery to the targeted tissue or cells. Our manufacturing process employs an established system to enable production of high quality AAV vectors at commercial-scale. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies directly to discrete regions of the brain or more broadly to the spinal cord region.

Our most advanced clinical candidate, VY-AADC01, is being evaluated for the treatment of advanced Parkinson's disease. The overall goal of treatment with VY-AADC01 is to restore advanced Parkinson's disease patients' responsiveness to levodopa, or L-Dopa, the longtime standard of care for controlling patients' symptoms at early stages of the disease. Human proof-of-concept data is being generated for VY-AADC01 in an open-label, Phase 1b clinical trial being conducted at two sites in the United States, the University of California, San Francisco, or UCSF, the initial trial site, and University of Pittsburgh, or UPMC. The main goals of this dose-escalation trial are to optimize vector delivery and dose, as well as to obtain further information on the safety profile of the treatment. Enrollment in the Phase 1b clinical trial is ongoing with the goal of generating human proof-of-concept data in the fourth quarter of 2016.

Our four preclinical programs target severe CNS indications where loss or abnormal expression of a specific gene has been identified as the cause of the disease. Furthermore, based on preclinical data, we believe that we can successfully deliver the target gene to the appropriate tissue and cells in the CNS in order to increase or decrease expression of the target protein, as required for therapeutic efficacy. Several of our product candidates may be eligible for orphan drug designation or breakthrough therapy designation.

In February 2015, we entered into a strategic collaboration with Sanofi Genzyme, or Genzyme, to leverage our combined expertise and assets to develop AAV gene therapies for severe CNS diseases. Under the agreement, we received $65.0 million in upfront cash, a $30.0 million upfront equity investment and an in-kind commitment of $5.0 million, totaling $100 million. Additionally, we are eligible to receive up to $745 million in option and milestone payments while retaining U.S. commercial rights to most programs.

Our pipeline of AAV gene therapy programs is summarized in the table below:

Mission and Strategy

Our mission is to become the world leader in AAV gene therapy for treating severe CNS diseases by developing transformative therapies. Our strategy to achieve this mission is to:

•

Continually invest in our AAV product engine.  We intend to further develop and enhance our product engine by focusing on (i) vector engineering and optimization; (ii) manufacturing; and (iii) dosing and delivery techniques. We plan to continue generating novel AAV vectors by engineering and optimizing vectors best suited to a targeted disease. We are building an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapies. We expect to utilize established and novel techniques for dosing and delivery of our AAV gene therapies to the CNS. We plan to continually invest in our product engine to maintain our leadership in AAV gene therapy for CNS diseases.

•

Establish a leadership position in commercial-scale, high quality AAV manufacturing.  We believe that manufacturing capacity and expertise are critical to successfully treating patients using gene therapy, and we are committed to building a system with commercial capacity. Through our collaboration with MassBiologics, a U.S. Food and Drug Administration, or FDA, licensed manufacturer affiliated with the University of

Massachusetts Medical School, we are establishing a commercial-scale current good manufacturing practice, or cGMP, compliant manufacturing capability. We initiated cGMP production activities at MassBiologics earlier this year. We are using the baculovirus AAV production system, a technology for producing AAV vectors at scale in insect-derived cells, originally invented and developed by several members of our current production team while at the National Institutes of Health, or NIH, which we continue to improve upon. We believe that having oversight over our own commercial manufacturing process is critical to ensuring quality product with commercial yields.

•

Optimize and advance VY-AADC01 for the treatment of advanced Parkinson's disease.  Human proof-of-concept data is being generated for VY-AADC01 in an open-label, Phase 1b dose-escalation trial being conducted at two sites in the United States, UCSF, the initial trial site, and UPMC. Enrollment in the Phase 1b clinical trial is ongoing. As of October 2015, we disclosed eight patients had been treated, including five patients in the first cohort and three patients in the second cohort. In the second cohort, we increased the infusion volume to improve the coverage level achieved. The main goals of this trial are to optimize vector delivery and dosing, as well as to obtain further information on the safety profile of the treatment. More specifically, we are seeking to identify the infusion volume required to achieve effective coverage of the putamen, particularly the posterior putamen, the targeted region within the brain. Once we optimize for coverage, we expect to escalate the dose of VY-AADC01 to optimize for clinical benefit.

•

Continue to build a pipeline of gene therapy programs focused on severe CNS diseases.  Beyond our clinical-stage program for advanced Parkinson's disease, we have a deep and promising pipeline of AAV gene therapy programs in various stages of preclinical development. Our goal is to add at least one new pipeline program in the second quarter of 2016 and submit an Investigational New Drug Application, or IND, for one of our existing preclinical programs in 2017. We believe that our leadership position in AAV gene therapy for CNS diseases and our product engine provide us with the necessary capabilities to evaluate and capitalize on external opportunities. As such, we plan to opportunistically expand our pipeline through acquisition, in-licensing or other strategic transactions.

•

Maintain and maximize the value of our commercialization rights.  Under our collaboration with Genzyme, we have retained significant commercialization rights. As we advance clinical development of our product candidates and programs, we expect to continue to explore value-maximizing avenues, including building our own sales and marketing infrastructure or partnering with third parties, for commercialization.

•

Continue to expand our intellectual property portfolio.  We seek to have an industry leading intellectual property portfolio. To that end, we seek patent rights for various aspects of our programs, including vector engineering and construct design, our production process, and all features of our clinical products including compositions and methods of delivery. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent rights for promising aspects of our product engine and product candidates.

AAV Gene Therapy for CNS Diseases

Gene therapy is an approach whereby gene expression is directly altered in patients to address the underlying cause or predominant manifestations of disease. We believe that the targeted nature of gene therapy may enable powerful treatment options, and provide these patients with meaningful and durable benefits.

While AAV gene therapy can potentially be harnessed for multiple treatment methods, we are currently focused on gene replacement and gene knockdown approaches. Gene replacement is intended to restore the expression of a protein that is not expressed, expressed at abnormally low levels or functionally mutated with loss of function. Gene knockdown is intended to reduce the expression of a pathologically mutated protein that has detrimental effects.

Overview of AAV-Based Therapeutic Methods Currently Being Pursued by Voyager

Our gene therapy approach uses AAV vectors which we believe are ideal vectors for gene therapy for several reasons:

Broad Applicability.  AAV is able to transduce, or transfer a therapeutic gene, into numerous cell types including target cells in the CNS.

Safety.  AAV is believed to be safe and is not known to cause any disease in humans. No vector-related SAEs have been reported in the more than 1,300 patients, including over 200 patients for CNS indications, treated with AAV gene therapy to date.

Does Not Readily Integrate.  AAV does not readily integrate into the genome of the target cell, reducing the potential for oncogenesis, or the induction of cancer.

There are several important reasons why we believe that CNS diseases are well-suited for treatment with AAV gene therapy, including the following:

Validated Targets.  Many CNS diseases are caused by well-defined mutations in genes and these genes represent genetically validated drug targets for AAV gene therapy.

Targeted Delivery.  Advances in delivery techniques allow for direct delivery of AAV vectors to discrete regions in the brain or broader delivery throughout the spinal cord via the cerebrospinal fluid, or CSF.

Durable Expression.  Long-term gene expression may be achievable in the CNS following one-time dosing and transfer of the therapeutic gene with an AAV vector. Cells in the CNS are terminally differentiated, or no longer divide, eliminating the potential for cell division to dilute expression of the therapeutic gene. Repeated or continual dosing with direct injection of drugs into the CNS is complex, therefore a one-time AAV gene therapy has significant advantages.

Immune Privileged Site.  There is a reduced risk of harmful immune response due to localized delivery in a self-contained system.

While we are currently focused on gene replacement and gene knockdown approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including the direct delivery of monoclonal antibodies to the CNS, as well as gene editing to correct or delete a gene in the cell genome.

The Voyager Product Engine

We have built a product engine that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe CNS diseases. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe CNS diseases that are well-suited for treatment using AAV gene therapy. We then apply our expertise in AAV vector engineering and optimization, process research and development, manufacturing, dosing and direct CNS delivery to generate a specific AAV gene therapy for a target disease. We believe that optimizing each of these parameters is a key factor for overall program success. We expect that our current and future pipeline programs will make use of technological advances generated with our product engine.

Disease Selection

We assess potential product programs based upon the following criteria:

Unmet Need.  There is a significant unmet medical need for the indication and substantial commercial potential.

Target Validation.  There is strong evidence that expression of a specific gene, or lack thereof, is causing, or critical to, the disease state.

Delivery Using AAV.  There is strong evidence supporting the ability to target the relevant tissue and cells using an AAV vector to achieve sufficient target gene expression.

Clinical Readouts.  The clinical impact of an AAV gene therapy can be clearly measured, including through well-accepted clinical endpoints and the use of both existing and novel biomarkers.

Scalability of Manufacturing.  Sufficient AAV vector to supply late-stage clinical development and commercialization can be manufactured.

In addition to the criteria above, we also look for groups of diseases where our knowledge can be transferred. For instance, we believe that some of the delivery parameters and imaging techniques that are employed in our VY-AADC01 program can be applied to AAV gene therapy delivery for Huntington's disease or other diseases where direct, targeted delivery to the brain is warranted. Likewise, we anticipate that our programs for a monogenic form of amyotrophic lateral sclerosis, or ALS, Friedreich's ataxia and spinal muscular atrophy, or SMA, will all utilize injection into the CSF within the spinal column to achieve broad transgene expression in and around the spinal cord.

Vector Engineering and Optimization

We are engineering and optimizing AAV vectors that we believe are best suited for each of our programs. The key components of an AAV vector include: (i) the capsid, or the outer viral protein shell that encloses the target DNA, which includes the promoter and the therapeutic gene; (ii) the therapeutic gene, or transgene; and (iii) the promoter, or the DNA sequence that drives the expression of the transgene.

Members of our team have co-discovered many of the known naturally occurring AAV capsids and have also created promising genetically engineered AAV capsids. Genetically engineered capsids have yielded vectors with desirable properties, such as higher biological potency and enhanced tissue specificity. We believe that there is an opportunity to further optimize AAV capsids to confer desired characteristics relating to properties such as tissue specificity and immunogenicity. We have a significant effort dedicated to designing and screening for novel AAV capsids using a number of different scientific approaches. We believe that the information generated by this work will enhance our ability to rationally design AAV capsids with specific properties for particular therapeutic applications.

We completed a non-human primate study that directly compared transgene expression and distribution in the spinal cord across seven different AAV capsids. The capsids were delivered via injection into the CSF within the spinal column and the specific transgene delivered by all the capsids was FXN. Levels of FXN expression were measured at multiple regions of the spinal cord, including the cervical, thoracic and lumbar regions. As shown in the figure below, meaningful differences in the level and distribution of FXN expression were seen across the AAV capsids that were compared. In this study, the levels of FXN expression were highest with AAV2, AAV5 and AAVDJ, and lowest with AAV9. Additionally, FXN expression was normalized as a fold increase relative to FXN expression in a human brain reference sample. Fold increase is a measure describing how much a quantity increases from a baseline value to a final value. For example, a baseline value of 30 and a final value of 60 corresponds to a fold change of two, or a two-fold increase. Fold increase is used as a reporting measure to emphasize the increase itself as opposed to the absolute values.

Capsid Comparison Study Showed Substantial Differences in Transgene Expression
of the Spinal Cord of Non-Human Primates

With respect to the target DNA delivered through AAV gene therapy, we are selecting promoters that we believe have the appropriate activity and tissue selectively for our specific gene therapy programs. We are also designing transgenes to provide optimal expression once delivered to the targeted cells.

Manufacturing at Commercial Quality and Scale

The ability to produce high quality AAV vectors at commercial-scale is a critical success factor in AAV gene therapy. While at the NIH, members of our current production team invented and developed a baculovirus AAV production system, which we use and have continued to improve. This system has a number of attributes that enable high quality commercial-scale manufacturing, including:

High Yield.  A single manufacturing run at 500-liter scale can yield many thousands of doses of an AAV gene therapy.

High Purity.  A relatively high percentage of AAV vectors contain the therapeutic DNA, reducing the number of empty capsids compared to alternative manufacturing approaches. In addition, the baculovirus system eliminates the risk of introducing mammalian cell derived impurities.

Scalability.  This process is reproducible at volumes ranging from 0.02 liters to 500 liters.

Promising Regulatory Framework.  Although to date no gene therapy product has been approved in the United States, products manufactured with the baculovirus system include the AAV gene therapy, Glybera, which is approved in Europe, and the marketed vaccines Flublok and Cervarix.

We are building a state-of-the-art process research and development production facility for manufacturing research-grade AAV vectors onsite at our Cambridge, Massachusetts headquarters and a cGMP, commercial-scale AAV manufacturing capability through our collaboration with MassBiologics, in Fall River, Massachusetts, both of which will employ our baculovirus production system.

Optimized Delivery and Route of Administration

Identifying the optimal route of administration and delivery parameters for AAV gene therapy, such as infusion volume, flow rate, vector concentration and dose and formulation for a specific disease, are critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. We aim to develop clinically feasible protocols that yield reproducible results across patients. For our current pipeline programs, we are either pursuing direct injection into the brain, called intraparenchymal injection (advanced Parkinson's disease and Huntington's disease) or injection into the CSF within the cerebrospinal space, called intrathecal injection (Friedreich's ataxia, SMA and a monogenic form of ALS).

Intraparenchymal Injection to the Brain.  In the development of VY-AADC01 for the treatment of advanced Parkinson's disease, we are using the ClearPoint System to provide real-time, intra-operative, magnetic resonance imaging, or MRI, as well as state-of-the-art infusion technologies. The ClearPoint System assists the physician in visualizing the delivery of VY-AADC01 to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of reducing the risk of hemorrhages. The surgical approach that we are using is similar to the approach used for deep brain stimulation, or DBS, a marketed device-based treatment for advanced Parkinson's disease. In multiple clinical trials to date, a similar delivery technique was used to successfully deliver AAV gene therapy to the brains of patients with Parkinson's disease. We believe that the delivery knowledge gained from our VY-AADC01 program can be applied to AAV gene therapy delivery for Huntington's disease.

Overview of Intraparenchymal Delivery

Courtesy of: Okinawa Institute of Science and Technology.

Intrathecal Injection to the Spinal Cord.  For spinal cord disorders, including monogenic ALS, Friedreich's ataxia and SMA, we believe that intrathecal injection is the optimal route of administration to achieve broad transgene expression throughout the relevant cells in the spinal cord and sensory pathways. Preclinical studies completed by us and others have demonstrated that intrathecal delivery of AAV vectors can effectively transfer the therapeutic genes to relevant cells in all regions of the spinal cord, as well as in the sensory pathways. Currently, intrathecal injection is commonly used for the delivery of various types of medications, including those to treat pain and infections.

Overview of Intrathecal Delivery

Overview of Our Pipeline

We have leveraged our product engine to assemble a pipeline of novel AAV gene therapies for the treatment of severe CNS diseases with high unmet medical need. Depending on the disease, our current AAV gene therapies will use either a gene replacement or gene knockdown approach. Our goal is to address the underlying cause or the predominant manifestations of a specific disease by significantly increasing or decreasing expression of the relevant proteins at targeted sites within the CNS. Several of our product candidates may be eligible for orphan drug designation or breakthrough therapy designation.

Program	Indication	Target	Method	Route of Administration

VY-AADC01	Advanced Parkinson's Disease	AADC	Gene replacement	Intraparenchymal injection

VY-SOD101	Monogenic ALS	SOD1	Gene knockdown	Intrathecal injection

VY-FXN01	Friedreich's Ataxia	FXN	Gene replacement	Intrathecal injection

VY-HTT01	Huntington's Disease	HTT	Gene knockdown	Intraparenchymal injection (with or without intrathecal injection)

VY-SMN101	SMA	SMN1	Gene replacement	Intrathecal injection

Advanced Parkinson's Disease Program: VY-AADC01

Disease Overview

Parkinson's disease is a progressive and debilitating adult-onset neurodegenerative disorder. Individuals who develop the disease are on average over 60 years of age. The cardinal clinical features of Parkinson's disease include bradykinesia, or slow movements, rigidity, rest tremor and loss of balance. While the underlying cause of Parkinson's disease is unknown, the depletion of the neurotransmitter dopamine in the region of the brain called the putamen leads to the debilitating motor symptoms associated with the disease. The prevalence of Parkinson's disease is estimated to be 700,000 patients in the United States and 7 to 10 million patients worldwide according to a 2010 article from Neuroepidemiology and the Parkinson's Disease Foundation, respectively. Due to the aging of the population in the developed world, we believe that the prevalence of Parkinson's disease will increase. It is estimated that up to 15% of the prevalent population with Parkinson's disease, or approximately 100,000 patients in the United States, have motor fluctuations that are refractory, or not well-controlled, with L-Dopa, the current mainstay of therapy, and thus may be candidates for gene therapy. These are typically patients who have progressed to an advanced stage of the disease.

The progressive motor symptoms of Parkinson's disease are due to the death of neurons in the substantia nigra region of the brain. Neurons in the substantia nigra express the enzyme aromatic L-amino acid decarboxylase, or AADC, which is responsible for the conversion of L-Dopa into dopamine, and are also responsible for the release of dopamine into the putamen, particularly the posterior putamen, which is a region of the brain that plays a significant role in motor function and control. While Parkinson's disease causes neurons in the substantia nigra to die, the neurons in the putamen remain intact, but do not normally express AADC. We believe that an AAV gene therapy approach that allows for the delivery of AADC directly to the neurons in the putamen, enabling the targeted neurons to convert L-Dopa into dopamine, is an attractive therapeutic strategy for advanced Parkinson's disease.

While symptomatic treatments exist, there are currently no therapies that effectively slow or reverse the progression of Parkinson's disease. The beneficial effects of L-Dopa on the symptoms of Parkinson's disease were discovered over 50 years ago and treatment with L-Dopa remains the standard of care for patients today. In the first several years after patients' diagnosis, sometimes referred to as the honeymoon period, patients' motor symptoms are generally well-controlled with L-Dopa treatment. However, as the disease progresses, patients become less responsive to L-Dopa. Despite increases in the amount and frequency of dosing of L-Dopa, patients with advanced forms of the disease experience longer periods of reduced mobility, termed off-time, when their medication is ineffective, increased episodes of dyskinesias, or involuntary muscle movements, due to too much drug and shorter periods of on-time when their medication is effective. These motor fluctuations and increased periods of off-time are associated with disability and a dramatically reduced quality of life. As shown in the figure below, on-time decreases, while off-time and dyskinesias increase as patients progress from the honeymoon period into later stages of Parkinson's disease.

Overview of Progression of Parkinson's Disease (PD)

While L-Dopa and other pharmacological approaches to augmenting dopamine provide symptomatic benefit during early stages of Parkinson's disease, there are relatively limited treatment options for patients with advanced Parkinson's disease. There are two FDA approved therapies used to specifically treat advanced Parkinson's disease patients with medically refractive motor fluctuations. The first, DBS, requires the implantation of an electrical stimulation device in the body, which is connected to electrodes that are placed into the brain. The second, marketed as DUODOPA in Europe and DUOPA in the United States, requires the surgical placement of a tube into the intestine so that medication is delivered by a pump that resides outside the body, which patients must carry with them.

Only a relatively small portion of eligible Parkinson's disease patients receive DBS or DUODOPA/DUOPA. In 2014, we estimated that only approximately 6,000 patients worldwide received DBS and approximately 3,500 patients in Europe received DUODOPA/DUOPA. DUOPA received FDA approval in early 2015. We believe that the need for indwelling hardware and the maintenance associated with each of these approaches are significant deterrents for many potential patients. Given the size of the addressable patient population with advanced Parkinson's disease and the limitations of the currently available treatment options for these patients, we believe that a significant unmet medical need exists for new treatment options.

Our Treatment Approach: Turn Back the Clock

We are developing VY-AADC01, an AAV gene therapy product candidate, for the treatment of advanced Parkinson's disease. VY-AADC01 is comprised of the AAV2 capsid, which has been used in multiple AAV gene therapy clinical trials for a number of different diseases, and the cytomegalovirus promoter that drives expression of the AADC transgene. VY-AADC01 is intended to deliver the AADC gene directly into the putamen. Our approach bypasses the dying neurons of the substantia nigra, allowing for the conversion of L-Dopa into dopamine within the putamen. We believe that our approach has the potential to provide patients with clinically meaningful improvements in motor symptoms following a single administration.

Our goal is to restore patients' responsiveness to L-Dopa following treatment with VY-AADC01 to "turn back the clock" on their disease such that the patients' motor symptoms are returned to a well-controlled state, consistent with the level of symptomatic benefit achieved from L-Dopa during the honeymoon period. Following treatment with VY-AADC01, patients with advanced Parkinson's disease will continue to take L-Dopa, but we believe that the required dose will be reduced. The continued administration of L-Dopa will provide a means to titrate dopamine production to further optimize symptomatic control. We believe our approach will increase the conversion of dopamine from L-Dopa in the putamen, resulting in a clinically meaningful improvement in motor symptoms following a single administration.

Based upon VY-AADC01's proposed mechanism of action, we believe that if and when it is well-established as a safe and effective therapy for patients with advanced Parkinson's disease, there is the possibility that it could be evaluated as a treatment for patients with less advanced forms of the disease.

Preclinical Studies

Preclinical studies conducted by Krystof Bankiewicz, M.D., Ph.D., one of our co-founders, and his colleagues at UCSF evaluated the safety, efficacy and pharmacological activity of AAV2-AADC gene therapy, a gene therapy substantially similar to VY-AADC01, delivered directly to the putamen in a non-human primate model of Parkinson's disease. Overall, the procedure and vector were well-tolerated with no serious toxicity issues.

Positron emission tomography, or PET, imaging with tracers specific for AADC activity demonstrated a significant and sustained increase of activity in the brain region where the vector had been delivered. Increased responsiveness to L-Dopa was also evidenced by significant behavioral improvements observed pre- and post-treatment with the gene therapy. In five animals, the mean improvement in behavior was determined at various doses of L-Dopa both one month before treatment, as a baseline measure for comparison purposes, and then again six months after treatment. A strong PET signal was observed in all five animals following treatment, confirming delivery of AADC into the putamen. Animals were significantly more sensitive to L-Dopa six months following treatment with the gene therapy when compared to baseline, as shown below.

Behavioral Response to Various Doses of L-Dopa Pre- and Post-Treatment with AAV2-AADC in Non-Human Primates(1)

(1)Adapted by permission from Macmillan Publishers Ltd; Forsayeth et al, Molecular Therapy (2006), 14 (4); 571-577, copyright 2006. Blue line represents base line measurements and yellow line represents six months post-treatment measurements.

*A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the "p-value," which represents the probability that chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance).

We believe that these results provide evidence that AADC is active and being expressed at levels sufficient to measure a clinical benefit.

Two animals from this cohort were followed for up to eight years following a single administration of the gene therapy and sustained PET imaging signals for AADC and behavioral signs of efficacy were observed in these animals.

The results of these preclinical studies provided support for the initiation of clinical trials.

Phase 1 Clinical Trials

In a completed open-label Phase 1 clinical trial conducted at UCSF, VY-AADC01 was delivered directly to the putamen of Parkinson's disease patients. The primary endpoints of this trial were safety and tolerability of VY-AADC01. These endpoints were met as VY-AADC01 was well-tolerated and no treatment related SAEs were reported. Furthermore, pharmacologic activity of VY-AADC01 was observed. This trial was completed prior to our involvement in the program, but used a version of VY-AADC01 that is also currently being used in the ongoing Phase 1b clinical trial. We are currently evaluating whether to use the same version of VY-AADC01 used in the ongoing Phase 1b clinical trial in future clinical trials, or to use a slightly modified version of VY-AADC01, which we believe will be found to be substantially similar to the version of VY-AADC01 being used in the ongoing Phase 1b trial. Based on our discussions with the FDA, we believe that we have a good understanding of what preclinical studies we will need to demonstrate comparability between the current version and the modified version of VY-AADC01.

The Phase 1 clinical trial was conducted in a total of 10 patients with advanced Parkinson's disease. Two doses of VY-AADC01 were tested, 9 × 1010 vector genomes, or vg, and 3 × 1011 vg, with five patients per dose cohort. The infusion volume was 100µl per putamen, or 200µl per patient. Patients in both cohorts treated with VY-AADC01 showed modest improvements in motor fluctuations. At six months following treatment, off-time was observed to be reduced by an average of approximately three hours and a corresponding increase in on-time without dyskinesias was also observed. In addition, at six months following treatment, an approximately 30% improvement in on- and off-time measures using the Total Unified Parkinson's Disease Rating Scale, or UPDRS, a widely used rating scale that evaluates cognitive, functional, and motor deficits, as well as medication-related complications, was observed, as shown in the table below.

Summary of UPDRS Results from Phase 1 Trial(1)

(1)

Christine et al, Neurology (2009), 73: 1662-1669. The row titled "Low-dose cohort" represents data from the five patients treated with 9 X 10[10] vg of VY-AADC01. The row titled "High-dose cohort" represents data from the five patients treated with 3 X 10[11] vg of VY-AADC01. The row titled "Combined cohorts" represents data from all ten patients treated with VY-AADC01. The data in the columns under the header "Off medications" represents periods during which patients' medications were not working as measured by a patient's total UPDRS score at baseline, before treatment with VY-AADC01, and at six months following treatment with VY-AADC01, along with percent change from baseline to six months and the corresponding p-value. The data in the columns under the header "On medications" represents periods during which patients' medications were working as measured by a patient's total UPDRS score at baseline, before treatment with VY-AADC01 and at six months following treatment with VY-AADC01, along with percent change from baseline to six months and the corresponding p-value. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the "p-value," which represents the probability that chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance). Because of the small size of this trial, the p-values may not be reliable or repeatable, and may not be duplicated in future trials.

While no gene therapy related SAEs were reported, three patients experienced minor hemorrhages related to the surgical procedure. Two of the hemorrhages were asymptomatic, noticed only on imaging, and one was symptomatic with the patient making an almost complete recovery. Nevertheless, the stereotactic injection protocol used in the surgical procedure was modified to avoid specific blood vessels and no further hemorrhages were reported. The implementation of real-time, intra-operative MRI guidance in the ongoing Phase 1b clinical trial is a significant advancement in vector delivery.

The 10 patients were assessed clinically for up to four years after treatment and a durable, dose-dependent expression of AADC was observed. Patients treated with the low dose gene therapy were observed to have an increased PET signal, or uptake of the 18 fluoro-meta-tyrosine tracer, or 18 FMT, indicative of AADC expression and activity that persisted for up to four years. Patients treated with the high dose gene therapy were observed to have an increased PET signal that was greater on average when compared to the low dose cohort, which also persisted for up to four years.

Long-Term AADC Expression as Measured by PET Imaging in Patients Treated with High and Low Doses of AAV Gene Therapy in a Phase 1 Clinical Trial(1)

(1)

Mittermeyer et al, Human Gene Therapy (2012), 23: 377-381. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers. Blue lines represent patients treated with the low dose and yellow lines represent patients treated with the high dose.

A similar Phase 1 clinical trial was conducted at Jichi Medical University, or JMU, in Japan using the same vector that was used in the UCSF trial. The primary endpoints of this trial were safety and tolerability of the treatment. These endpoints were met as the treatment was well-tolerated and no treatment related SAEs were reported. Six patients were treated in this trial and an enhanced PET signal was observed in a subset of patients monitored 96 weeks following treatment. An open-label Phase 1/2 trial is currently being conducted at JMU. The primary endpoints of this trial are safety and tolerability of the treatment. This trial is using lower infusion volumes and doses compared to the ongoing Phase 1b trial. Importantly, the JMU trial is not using real-time, intra-operative MRI guidance.

While the prior UCSF and JMU clinical results were encouraging and provided evidence of long-term AADC expression, the magnitude of the clinical benefits observed did not exceed placebo effects observed in previous surgical therapy trials in Parkinson's disease patients, and the UCSF and JMU trials were not blinded. Further, based on post-operative imaging and our current work using real-time, intra-operative MRI monitoring, we estimate that less than 10% of the putamen volume was covered by the infusion in these trials, which reflects suboptimal distribution of VY-AADC01 in the putamen. We believe that there is an opportunity to further optimize the delivery, dose and infusion volume of VY-AADC01 to substantially increase the coverage of the putamen in order to achieve a more substantial clinical benefit.

Our Program Status

In 2014, UCSF initiated an open-label Phase 1b clinical trial to optimize the development of VY-AADC01. The IND for the Phase 1b trial was filed by UCSF in July 2013 and was transferred to us in October 2015. We initiated the second trial site at UPMC in December 2015.  The primary endpoints of this trial are safety and tolerability of the treatment. This trial incorporates three key design features:

1)

Use of the Clearpoint System to provide real-time, intra-operative MRI during surgery to assist the physician in visualizing the delivery of VY-AADC01 to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of reducing the risk of hemorrhages.

2)	Larger infusion volumes designed to increase coverage of the putamen with VY-AADC01.
3)	Higher doses of VY-AADC01 compared to the previously completed UCSF Phase 1 trial.

Secondary endpoints of this trial, which will be used to assess the potential pharmacologic activity of VY-AADC01, include UPDRS, AADC PET imaging and a behavioral test using intravenous L-Dopa treatment to measure changes in a patients' sensitivity to L-Dopa.

In this Phase 1b trial, up to 20 patients with advanced Parkinson's disease are expected be treated with VY-AADC01. A total of five patients in the first dose cohort, or Cohort 1, were treated with a VY-AADC01 concentration of 0.83 × 1012 vg per milliliter or 7.5 × 1011 vg dose using a 450µl infusion volume per putamen, or 900µl per patient, and no SAEs have been observed to date in Cohort 1 patients. As shown below, the average coverage of the overall putamen achieved in the first cohort was approximately 21% and the average coverage of the posterior putamen, which is reduced in dopamine content early on in Parkinson's disease, was approximately 20%. In the portion of the putamen covered by VY-AADC01, as determined by MRI, there was approximately a 30% average increase in the PET signal at six months after surgery compared to the baseline PET signal measured prior to surgery. An increased PET signal is indicative of increased AADC expression and activity. Importantly, the PET results from Cohort 1 confirmed the overlap of the MRI and PET signals seen in previous non-human primate studies. This data supports our hypothesis that AADC is expressed post-treatment in the same region of the brain where VY-AADC01 was visualized through the use of MRI during surgery. While the coverage in Cohort 1 improved relative to the below 10% coverage of the putamen that we estimated was achieved in the prior UCSF Phase 1 trial, we believe that the coverage needs to be further increased. No meaningful signals of efficacy have been observed in these patients to date. We are continuing to monitor the patients from Cohort 1.

Prior to the initiation of the second cohort, or Cohort 2, a protocol amendment was submitted and approved by the FDA, which included an increase in the infusion volume to up to 900µl per putamen, or 1,800µl per patient, and allowed for the use of catheters with different step lengths, with the overall goal of further increasing coverage of the putamen, particularly the posterior putamen. Patients in Cohort 2 are being treated with a VY-AADC01 concentration of 0.83 × 1012 vg per milliliter or 1.5 × 1012 vg. The first patient, or Patient #6 overall, in Cohort 2 was treated in June 2015 and the coverage achieved in this patient was meaningfully improved relative to Cohort 1. The average coverage of the overall putamen achieved in Patient #6 was approximately 36% and the average coverage of the posterior putamen was approximately 46%. No SAEs were observed in Patient #6. The second patient in Cohort 2, Patient #7, was treated in July 2015. The coverage achieved in this patient was suboptimal due, we believe, to an exceptionally complex vasculature and resulting perivascular leakage, or leakage into the tissue surrounding the blood vessels. The average coverage of the overall putamen achieved in Patient #7 was approximately 25% and the average coverage of the posterior putamen was approximately 22%. Prolonged immobilization during surgery resulted in Patient #7 experiencing two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat. It was determined that these SAEs were related to the surgical procedure, not VY-AADC01.  The patient's symptoms associated with the SAEs have completely resolved, subject to continued monitoring and treatment with an anti-coagulant, which is anticipated to be discontinued. Patient #8 was treated in October 2015 and was the third patient treated in Cohort 2. The average coverage of the overall putamen achieved in Patient #8 was approximately 38% and the average coverage of the posterior putamen was approximately 32%. Enrollment in the Phase 1b trial is ongoing and procedures are in place to address the risk mitigation of future pulmonary emboli by using a lower limb sequential compression device on all patients, in order to prevent deep vein thrombosis, which can lead to pulmonary emboli. Patient #8 was the first to be treated with a lower limb sequential compression device during the surgical procedure.

Summary of Coverage of Putamen

Note: Average coverage percentages for Phase 1b include average coverage achieved in left and right putamen per patient.

As anticipated given the increased volume administered, the coverage of the putamen achieved in Patient #6 was meaningfully better when compared to the coverage achieved in the five patients treated as part of Cohort 1 in the ongoing Phase 1b trial. A scheduled interim evaluation of Patient #6 was completed three months after treatment by a Parkinson's disease specialist. During this interim evaluation, a subset of efficacy measures were evaluated via patient diary and clinical exam, and were compared to the relevant baseline measures taken prior to treatment. As shown in the figure below, at three months following treatment, Patient #6 demonstrated an approximately four hour reduction in off-time with corresponding increases in on-time and sleep, as well as an approximately 11 point reduction, or 69% improvement, in UPDRS III score, the clinician-scored motor evaluation portion of UPDRS, while the patient was on L-Dopa. This compares to an average off-time reduction of two hours and an approximately 11% average improvement in UPDRS III score seen in Cohort 1 patients at three months after treatment. Furthermore, there was a nine point reduction, or an approximately 30% improvement, in UPDRS III score while Patient #6 was off L-Dopa. These improvements coincided with an approximately 40% reduction in Patient #6's daily L-Dopa dose. While these interim results are clinically meaningful, they should be interpreted cautiously given that they are taken from a single patient at a relatively early time point from a non-placebo-controlled, open-label trial, and may not be consistent with the results obtained for all of Cohort 2 or the trial more generally.

Clinical Efficacy Measures for Patient #6 Pre-Treatment and Three Months Post-Treatment

Once we are able to optimize for vector delivery and coverage, we then intend to increase and optimize the dose and concentration of VY-AADC01 used in this trial.

ALS Program: VY-SOD101

Disease Overview

ALS is a fatal neurodegenerative disease that leads to muscle weakness and loss of mobility as well as impaired speech, swallowing and breathing, with many patients requiring ventilator support as the disease progresses. The age of onset of ALS is typically around 50 years. However, most ALS patients only live an average of three years after initial symptoms appear, and it is estimated that as many as 30,000 patients in the United States are living with the disease according to the ALS Association. Familial, or inherited, ALS accounts for approximately 10% of ALS cases according to a 2006 article published in Neuron, and an estimated 20% of familial ALS is caused by mutations in the superoxide dismutase 1, or SOD1, gene according to a study published in the European Neurological Journal. Therefore, there are an estimated 600 patients in the United States with ALS caused by mutations in the SOD1 gene.

The normal function of the SOD1 protein is to break down toxic molecules. Mutations in SOD1 have been shown to lead to the formation of toxic aggregates of the mutated protein, resulting in the death of motor neurons. Patients with familial ALS caused by certain mutations in the SOD1 gene progress more rapidly than patients with other forms of ALS, although the reason for this more rapid progression is unknown.

There is currently only one FDA-approved treatment for ALS, riluzole, which has been shown to have only modest efficacy, prolonging life by just a few months.

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treat monogenic ALS. Since the SOD1 gene mutations that cause ALS are toxic gain-of-function mutations that result in the overexpression of toxic versions of the protein, we believe that we can employ an AAV gene therapy approach that targets the knockdown of SOD1. In addition, the target cells, motor neurons and astrocytes, or cells supporting the neurons, reside within and surrounding the spinal cord and brain stem, which we believe can be effectively targeted with AAV gene therapy through intrathecal injection. The goal of VY-SOD101 is to knock down expression of SOD1, thereby reducing the level of mutated protein in the target cells in the spinal cord and brain stem to preserve motor neurons, slow the progression of the disease and prolong ventilator-independent survival.

We believe that there is also the potential to leverage our approach for the treatment of other genetically defined forms of ALS.

Preclinical Studies Targeting SOD1 for Monogenic ALS

Results from preclinical studies conducted at The Ohio State University support targeting mutant SOD1 for the treatment of monogenic ALS. In a non-human primate model, significant knockdown of SOD1 expression was observed following intrathecal injection of an AAV vector carrying target DNA designed to inhibit SOD1 expression. As shown in the figure below, SOD1 protein levels were successfully knocked down by greater than 80%, on average, in three non-human primates. SOD1 protein levels were normalized in this study to ß-actin as a control. In addition, SOD1 expression in motor neurons was observed to be knocked down by 95%, on average, in this cohort compared to a control group. No side effects from the treatment were reported.

Knockdown of SOD1 Using AAV-Mediated Delivery in Non-Human Primates(1)

(1)	Reprinted by permission from Macmillan Publishers Ltd: Foust et al, Molecular Therapy (2013), 21 (12); 2148-2159, copyright (2013).

The knockdown of SOD1 has also been observed to provide a significant survival benefit in an animal model. As shown below, mice with a SOD1 mutation treated with an AAV vector to knock down expression of the SOD1 gene achieved median survival of 87 days longer compared to mice treated with a control vector.

Improved Survival Post Knockdown of SOD1(1)

(1)

Reprinted by permission from Macmillan Publishers Ltd: Foust et al, Molecular Therapy (2013), 21 (12); 2148-2159, copyright (2013). Purple line represents mice treated with AAV gene therapy, while gray line represents control mice.

 We believe the viability of our proposed delivery approach for VY-SOD101 is supported by our proof-of-principle work demonstrating successful AAV gene therapy delivery to the spinal cord of non-human primates through intrathecal injection.

Our Program Status

VY-SOD101 is in preclinical development. We are optimizing the transgene, the promoter, the capsid and the dosing paradigm for this program.

Through our product engine efforts, we are constructing and optimizing the transgene, including the microRNA, or miRNA, cassette that will be inserted into an AAV vector to achieve targeted knockdown of SOD1 expression with RNA interference, or RNAi, a biological process in which RNA molecules inhibit gene expression. The miRNA cassette is being optimized with respect to a number of characteristics that affect specificity for the SOD1 target gene and knockdown potency. Beyond the miRNA cassette sequence, we are optimizing other design aspects of the transgene to improve the overall effectiveness of our approach. We have screened more than 100 RNAi sequences, each represented by a bar in the graph below, and have successfully identified multiple, highly-potent RNAi sequences targeting SOD1, as highlighted by the yellow bars in the figure below:

Overview of miRNA Target Sequences for Knockdown of SOD1

We have identified a number of potential lead candidates for the VY-SOD101 program and are in the process of completing the necessary experiments to evaluate these potential lead candidates based upon multiple criteria, including safety, overall level of transgene expression achieved, distribution of transgene expression and specific cell types transduced.

In addition, we are evaluating intrathecal dosing paradigms for the best distribution and delivery to the relevant regions of the spinal cord and brain stem. We are studying parameters such as site of intrathecal administration, volume of administration and rate of infusion to identify the dosing paradigm that we believe will translate into an effective therapy in patients.

We expect to use relevant animal models to select our lead candidate for this program. Once a lead candidate and intrathecal dosing paradigm are identified, we plan to complete a number of preclinical studies to evaluate the safety and pharmacology of our lead candidate, including studies in animal models and IND-enabling studies. We expect that the first clinical trial of VY-SOD101 will enroll ALS patients with relevant mutations in the SOD1 gene, bypassing the more traditional approach of enrolling healthy volunteers.

Friedreich's Ataxia Program: VY-FXN01

Disease Overview

Friedreich's ataxia is a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. The typical age of onset is 10 to 12 years, and life expectancy is severely reduced with patients generally dying of neurological and cardiac complications between the ages of 35 and 45. According to the Friedreich's Ataxia Research Alliance, there are approximately 6,400 patients living with the disease in the United States and there are currently no FDA-approved treatments for the disease.

Friedreich's ataxia patients have mutations of the FXN gene that reduce production of the frataxin protein, resulting in the degeneration of sensory pathways and a variety of debilitating symptoms. Friedreich's ataxia is an autosomal recessive disorder, meaning that a person must obtain a defective copy of the FXN gene from both parents in order to develop the condition. One healthy copy of the FXN gene, or 50% of normal frataxin protein levels, is sufficient to prevent the disease phenotype. We believe that this will provide the approximate level of gene replacement necessary for successful treatment with an AAV gene therapy.

Our Treatment Approach

We believe that an AAV gene therapy approach that delivers a functional version of the FXN gene to the sensory pathways through intrathecal injection has the potential to improve the balance, ability to walk, sensory capability, coordination, strength and functional capacity of Friedreich's ataxia patients. Unlike in many genetic disorders, most Friedreich's ataxia patients normally produce very low levels of the frataxin protein, which although insufficient to prevent the disease, exposes the patient's immune system to frataxin. This reduces the likelihood that the FXN gene delivered with AAV gene therapy will trigger harmful immune response.

Preclinical Studies

We conducted preclinical studies in non-human primates and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the entire length of the spinal region following intrathecal injection. As depicted in the figure below, FXN expression was normalized as a fold increase relative to FXN expression in a human brain reference sample. The levels of FXN expression observed using an AAVrh10 vector were, on average, greater than FXN levels present in normal human brain tissue. The increased levels of FXN were achieved across the entire length of the spinal region including the cervical, thoracic, lumbar and sacral levels. Relatively low, but measurable, levels of FXN expression were also observed in the cerebellar dentate nucleus, another area of the CNS that is often affected in Friedreich's ataxia, and that is often considered difficult to target therapeutically.

FXN Expression in Sensory Ganglia Following Intrathecal Delivery in Non-Human Primates

Our Program Status

VY-FXN01 is currently in preclinical development. We are in the process of completing a number of AAV capsid screening experiments to identify the capsid that we believe is optimal for the VY-FXN01 program. We are comparing capsids in non-human primates following intrathecal injection, and we are evaluating these capsids based upon multiple criteria including safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced. In addition, we are optimizing the promoter and specific characteristics of the FXN transgene that we expect to use for VY-FXN01. We also have a significant effort focused on better understanding the clinical course of Friedreich's ataxia and identifying potential clinical endpoints for future clinical trials.

Once we identify a lead candidate for this program, we plan to complete a number of preclinical studies to evaluate the safety and efficacy of our lead candidate, including studies in relevant animal models of Friedreich's ataxia and IND-enabling studies. We expect that the first clinical trial of VY-FXN01 will enroll Friedreich's ataxia patients, bypassing the more traditional approach of enrolling healthy volunteers.

Huntington's Disease Program: VY-HTT01

Disease Overview

Huntington's disease is a fatal, inherited neurodegenerative disorder that results in the progressive decline of motor and cognitive functions and a range of behavioral and psychiatric disturbances, including depression. The average age of onset is 40, with patients typically dying approximately 17 to 20 years following diagnosis. According to Huntington's Disease Society of America, Huntington's disease affects approximately 30,000 patients in the United States. Huntington's disease is caused by mutations in the huntingtin, or HTT, gene. Huntington's disease is an autosomal dominant disorder, which means that an individual is at risk of inheriting the disease if only one parent is affected. While the exact function of the HTT gene in healthy individuals is unknown, it is essential for normal development before birth and mutations in the HTT gene ultimately lead to the production of abnormal intracellular huntingtin protein aggregates that cause neuronal cell death. Currently, there are no approved treatments targeting the underlying cause of the disease and only one drug, tetrabenazine, has been approved for the treatment of the specific motor symptoms of Huntington's disease.

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treat Huntington's disease. Since HTT mutations that cause Huntington's disease are toxic gain-of-function mutations, we believe that we can employ an AAV gene therapy approach designed to knock down expression of the HTT gene. In addition, the targeted cells for treatment primarily reside in discrete regions of the brain, the striatum and the cortex, that can be targeted with AAV gene therapy delivered directly to these site-specific regions. The goal of VY-HTT01 is to knock down expression of the HTT gene, thereby reducing the level of mutated HTT protein in these brain regions and slowing the progression of the cognitive and motor symptoms associated with Huntington's disease. We believe that we can use the same surgical approach for this program that has been used for VY-AADC01 delivery to the brain, allowing us to leverage prior clinical experience.

Preclinical Studies

Our collaborators at Genzyme have completed significant preclinical work focused on AAV gene therapy for Huntington's disease. Genzyme's preclinical studies in a mouse model of Huntington's disease demonstrated the safety and efficacy of AAV gene therapy targeting the knockdown of the HTT gene in the CNS.

As shown in the figure below, using an AAV vector delivered directly to the CNS, HTT gene expression was observed to be reduced by over 50%, on average, in the treatment group as compared to the control group. HTT protein levels were normalized in this study to -Tubulin as a control. No signs of toxicity were reported.

Knockdown of HTT Following AAV Delivery(1)

(1)Stanek et al, Human Gene Therapy (2014); 25; 461-474. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers.

*p<0.05

In addition, a significant functional benefit was observed in the treatment group, as measured by the Porsolt Swim Test, which is commonly used to measure depressive behavior in mice. In the figure below, both normal, or wild type mice, and mice with the mutation, or YAC128, were evaluated following treatment with either an AAV vector targeting the knockdown of the HTT gene, labeled as AAV2/1-miRNA-Htt below, or a negative control vector, labeled as AAV2/1-Null below. As expected, knocking down HTT in the control mice was observed to have no functional impact.

Motor Deficit Reduction in an Animal Model of Huntington's Disease(2)

(2)Stanek et al, Human Gene Therapy (2014); 25; 461-474. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers.

*p<0.05

Our Program Status

VY-HTT01 is currently in preclinical development. Genzyme's Huntington's disease gene therapy program was combined with our efforts in connection with entering into our collaboration agreement in February 2015. We are optimizing the transgene, the capsid and the dosing paradigm for this program.

Through our product engine efforts, we are constructing and optimizing the transgene, including the miRNA cassette that will be inserted into an AAV vector to achieve targeted knockdown of HTT expression with RNAi. We are optimizing the miRNA cassette with respect to a number of characteristics that affect specificity for the HTT target gene and knockdown potency. Beyond the miRNA cassette sequence, we are optimizing other design aspects of the transgene to improve the overall effectiveness of our approach. This work leverages the learnings from the VY-SOD101 program, as the miRNA cassettes designed are anticipated to be applicable to the VY-HTT01 program. We are also optimizing the promoter that we expect to use for VY-HTT01.

In addition, we are in the process of confirming in non-human primate studies that the current lead capsid is optimal for the VY-HTT01 program. Capsids are being compared in non-human primates following direct injection into the striatum or intrathecal injection, and are being evaluated based upon multiple criteria, including safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced.

We are evaluating direct injection into the striatum and intrathecal dosing paradigms for the best distribution and delivery to the relevant regions of the brain, the striatum and cortex. Parameters such as site of administration, volume of administration and rate of infusion are being studied to identify the dosing paradigm that we believe will translate into an effective therapy in patients.

Once we identify a lead candidate and dosing paradigm for this program, we plan to complete a number of preclinical studies to evaluate the safety, pharmacology and efficacy of our lead candidate, including studies in relevant animal models and IND-enabling studies. We expect that the first clinical trial of VY-HTT01 will enroll Huntington's disease patients, bypassing the more traditional approach of enrolling healthy volunteers.

SMA Program: VY-SMN101

Disease Overview

SMA is an inherited neuromuscular disease that results in progressive muscle weakness and paralysis. It is estimated that SMA affects approximately 10,000 patients in the United States according to the SMA Foundation. Patients with SMA may have difficulty sitting, standing, walking, eating and breathing, depending upon the severity of the disease. There are four primary types of SMA, with SMA type I being the most severe. SMA type I is the leading genetic cause of death in infancy and early childhood in the United States and accounts for approximately 50% of all SMA cases. Infants affected by SMA type I never sit or stand and usually die of respiratory failure before two years of age. SMA type II is of intermediate severity, with onset at approximately seven to 18 months of age and a slower progression compared to type I. Children with SMA type II will generally sit, but never stand. SMA type III is less severe, presenting at 18 months of age or later, and SMA type IV is a mild adult subtype generally presenting in patients between 20 and 30 years of age. There are currently no approved treatments for any type of SMA.

SMA is caused primarily by mutations of the SMN1 gene, which eliminate full-length protein expression of the SMN1 gene. Clinical severity is related to the number of copies of the SMN2 gene, which is able to produce small amounts of functional protein. The precise role of the SMN protein in the pathogenesis of SMA is unknown. SMA is an autosomal recessive disorder. One healthy copy of the SMN1 gene, or 50% of normal SMN1 protein levels, is sufficient to prevent the disease phenotype. We believe this will provide the approximate level of gene replacement necessary for successful treatment with an AAV gene therapy.

Our Treatment Approach

We believe that an AAV gene therapy that delivers a functional version of the SMN1 gene to the spinal cord and brainstem through intrathecal injection has the potential to prolong survival, increase the amount of time of independent respiration and improve clinical and electrophysiological measures of motor function in severe SMA patients. Unlike many genetic disorders, most SMA patients normally produce very low levels of the SMN1 protein, which although insufficient to prevent the disease, exposes the patient's immune system to the SMN1 protein. This reduces the likelihood that the SMN1 gene delivered with AAV gene therapy will trigger a harmful immune response.

Preclinical Studies

Our collaborators at Genzyme have completed significant preclinical work focused on AAV gene therapy for SMA. Preclinical animal model studies demonstrated the safety and efficacy of SMN1 gene replacement delivered directly into the CNS.

Studies completed in a transgenic mouse model of SMA demonstrated that the SMN1 gene could be successfully delivered to the spinal cord in a vector dose-dependent fashion, as shown in the figure below. At the highest AAV dose tested, 5 × 1010 vg, or 5e10 vg, the average SMN1 expression observed in the lumbar region of the spinal cords of the treatment group was approximately 150% of the control group.

Replacement of SMN1 Using AAV Gene Therapy(1)

(1)

Passini et al, Human Gene Therapy (2014); 25; 619-630. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers. SMN levels in control SMA mice vs. SMA mice treated with escalating doses of AAV9-hSMN1.

**p<0.01 ***p<0.001

In the same transgenic mouse model, replacement of the SMN1 gene using AAV gene therapy was delivered directly to the CNS demonstrated an improvement in survival in the treatment groups compared to the control group, as shown in the figure below. The median survival benefit at the highest dose tested, represented by the square line below, was 136 days longer than the median survival benefit for the control group, represented by the circle line below.

Survival Post Replacement of SMN1 Using AAV Gene Therapy(1)

(1)

Passini et al, Human Gene Therapy (2014); 25; 619-630. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers. Overall survival post treatment with: saline (circle); or escalating doses of AAV9-hSMN1 (triangle, diamond, square).

We believe the viability of our proposed delivery approach for VY-SMN101 is supported by our proof-of-principle work demonstrating successful AAV gene therapy delivery to the spinal cord of non-human primates through intrathecal injection.

Our Program Status

VY-SMN101 is currently in preclinical development. Genzyme's SMA gene therapy program was contributed to us in connection with entering into our collaboration agreement in February 2015.

We are in the process of completing a number of AAV capsid screening experiments to identify the capsid that we believe is optimal for the VY-SMN101 program. We are screening capsids in non-human primates following intrathecal injection, and are evaluating based upon multiple criteria, including safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced. Genzyme has already optimized the promoter and transgene for VY-SMN101.

Once we identify a lead candidate and dosing paradigm for this program, we plan to complete a number of preclinical studies to evaluate the safety, pharmacology and efficacy of our lead candidate, including studies in relevant animal models and IND-enabling studies. We expect that the first clinical trial of VY-SMN101 will enroll SMA patients, bypassing the more traditional approach of enrolling healthy volunteers.

Future Programs

We are evaluating additional severe CNS diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach. Beyond these approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including the direct delivery of monoclonal antibodies to the CNS, as well as gene editing to correct or delete a gene in the cell genome. We believe that AAV-based delivery of antibodies to the CNS could be used to treat diseases such as frontotemporal dementia and Alzheimer's disease and that gene editing could be applied to a number of different genetic diseases.

For information regarding amounts spent during each of the last three fiscal years on company-sponsored research and development activities, see Part II “Item 6 – Selected Financial Data” of this Annual Report on Form 10-K.

Collaborations and License Agreements

Genzyme Collaboration

In February 2015, we entered into a strategic collaboration with Genzyme to leverage our combined expertise and assets to develop AAV gene therapies for CNS diseases. Under the agreement, we retained U.S. rights to VY-AADC01 and VY-FXN01, as well as at least co-commercialization rights to VY-HTT01 in the United States. VY-SOD101 is not included as part of the Genzyme collaboration and we retain unencumbered worldwide rights to this program. We have granted Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the following programs, which we refer to as the Split Territory Programs, VY-AADC01, VY-FXN01, a future program to be designated by Genzyme, or Future Program, and VY-HTT01 with an incremental option to co-commercialize VY-HTT01 in the United States, and (ii) worldwide rights to VY-SMN101. Genzyme's option for the Split Territory Programs and VY-SMN101 is triggered following the completion of the first proof-of-principle human clinical study, or POP Study, on a program-by-program basis.

Prior to any option exercise by Genzyme, we will collaborate with Genzyme in the development of products under each Split Territory Program and VY-SMN101 pursuant to a written development plan and under the guidance of an alliance joint steering committee, comprised of an equal number of our employees and Genzyme employees.

We are required to use commercially reasonable efforts to develop products under each Split Territory Program and VY-SMN101 through completion of the applicable POP Study. During the development of our joint programs, our and Genzyme's activities are guided by a Development Advisory Committee, which we refer to as the DAC. The DAC may elect to utilize certain Genzyme technology relating to the VY-AADC01 program, the VY-HTT01 Program, or generally with the manufacture of Split Territory Program products.

We will be solely responsible for all costs incurred in connection with the development of Split Territory Programs and VY-SMN101 products prior to option exercise, subject to the following: (i) Genzyme may agree to provide additional funds in return for agreed-upon payback or other agreed economic terms; (ii) we may request, and upon mutual agreement, Genzyme will provide in-kind services valued at up to $5.0 million; and (iii) expenses of certain activities under the VY-HTT01 development plan may be funded to the extent such activities are reimbursed through financial support that Genzyme may receive from a disease foundation group.

Other than the VY-AADC01 program (for which a POP Study has already been commenced), if we do not initiate a POP Study for a given Split Territory Program by December 31, 2026 (or for the Future Program by the tenth anniversary of the date the Future Program is nominated by Genzyme), and Genzyme has not terminated this agreement with respect to such Collaboration program, then Genzyme shall be entitled, at its sole and exclusive remedy, to a credit of $10.0 million for each such program against other amounts payable by Genzyme under the Collaboration. However, if we do not initiate a POP Study by such date as a result of a regulatory delay or a force majeure event, such time period shall be extended for so long as such regulatory delay or force majeure event continues and we shall not be deemed to have failed to initiate a POP Study.

Post-Option Exercise

Upon Genzyme's exercise of its option to license a given product in a Split Territory Program, which we refer to as a Split Territory Licensed Product, we will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. We and Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either of our territories, including costs associated therewith.

A steering committee for each Program will review and approve a written plan and budget for each relevant program. In addition, all development activities to be undertaken with respect to each Split Territory Licensed Product by or on behalf of either party will be set forth in a written development plan.

Genzyme shall have the sole right to develop VY-SMN101 worldwide. Genzyme shall be responsible for all of the development costs that occur after the option exercise date for VY-SMN101.

Commercialization

We shall be solely responsible, at our expense, for all commercialization activities relating to Split Territory Licensed Products in the United States. Genzyme shall be solely responsible, at its expense, for all commercialization activities relating to Split Territory Licensed Products in the rest of the world. If Genzyme has exercised the co-commercialization option, Genzyme will be the lead party responsible for all commercialization activities relating to the Huntington's disease product in the United States. If Genzyme has exercised its option to co-commercialize VY-HTT01 in the United States, commercialization activities that are undertaken for VY-HTT01 in the United States will be set forth in reasonable detail in a written commercialization plan.

Genzyme shall be solely responsible, at its expense, for all commercialization activities relating to VY-SMN101 worldwide. Genzyme shall use commercially reasonable efforts to commercialize VY-SMN101 in each major market specified in the agreement where Genzyme has obtained required governmental approvals

Financial Terms

We received $65.0 million in upfront cash, a $30.0 million upfront equity investment and an in-kind commitment of $5.0 million, totalling $100 million. If Genzyme exercises its option for a collaboration program, with the exception of VY-AADC01, Genzyme is required to make an option exercise payment of $20.0 million or $30.0 million for each program. In addition, Genzyme shall pay us up to $645 million across product programs upon the achievement of specified regulatory and commercial milestones.

In addition, to the extent any Split Territory Licensed Product or the VY-SMN101 Product is commercialized, we are entitled to receive tiered royalty payments ranging from the mid-single digits to mid-teens based on a percentage of net sales. Genzyme is entitled to receive royalty payments from us related to sales of the Split Territory Licensed Products ranging from the low-single digits to mid-single digits, depending on whether we use Genzyme technology in a Split Territory Licensed Product or the VY-SMN101 Product. If Genzyme exercises its option to co-commercialize VY-HTT01 in the United States, we will share any profits or losses from VY-HTT01 product sales.

Term And Termination; Remedies

Our collaboration agreement with Genzyme will continue in effect until the later of (i) the expiration of the last to expire of the option rights and (ii) the expiration of all payment obligations unless sooner terminated by us or Genzyme.

We and Genzyme have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party and Genzyme has the right to terminate for convenience.

License Agreement with University of Massachusetts

On January 30, 2014, we entered into a license agreement with the University of Massachusetts, or UMass, pursuant to which UMass granted us an exclusive, worldwide, royalty-bearing license to certain of its licensed patents to make, have made, use, offer for sale, sell, have sold and import certain licensed products in the field of human diseases that use gene therapy applications. Our license is subject to any rights that may be required to be granted to the government of the United States, and UMass reserves the right to use the licensed patents for education and research and, with our consent, for non-commercial patient care, without the payment of any compensation to us.

In consideration for rights granted to us under the agreement, we made an upfront payment of $200,000 to UMass. We are obligated to pay UMass (i) low-single digit royalty payments based on net sales of the licensed products, (ii) annual maintenance payments of $30,000, which are creditable against royalties payable in such period, (iii) minimum aggregate annual royalty payments that are creditable against royalties payable in such period, with the minimum aggregate amount payable being in the low-six digits for each of the first four years of this agreement and a minimum aggregate amount payable being in the mid-six digits for each year, thereafter, (iv) milestone payments of up to $1.8 million, per licensed product for the first five licensed products, based on the achievement of development and regulatory milestones and (v) a percentage of sublicensing income that decreases over time from low double digit percentages to a mid-single digit percentage. We also agreed to reimburse UMass approximately $678,000 for patent related expenses incurred by UMass as of the effective date of the agreement over a two year period.

Under the agreement, we agreed to use commercially reasonable efforts to develop licensed products and to introduce such licensed products into the commercial market, and further agreed to certain development milestones.

The agreement will terminate on the date that is the later of (i) seven years after the first commercial sale of the last licensed product under the agreement or (ii) such time as there are no valid claims covering a licensed product. We have the right to terminate the agreement for any reason upon 90 days prior written notice, and we and UMass have the right to terminate the agreement if the other party fails to cure a written breach within 60 days of receiving written notice of such breach.

MassBiologics and UMass Collaboration Agreement

On October 20, 2014, we entered into a Collaboration Agreement with UMass and MassBiologics, pursuant to which we shall (i) fund certain projects that will be conducted by UMass or MassBiologics, (ii) fund certain educational programs of UMass, including post-doctoral research at our laboratories beginning in 2015 and an annual lecture series beginning in 2015 and (iii) collaborate with MassBiologics to establish scalable processes for manufacturing recombinant AAV vector products using cGMP.

In November 2014, we agreed to the first project under this agreement whereby we will fund approximately $2.9 million over a 16-month period for certain research and development services performed by MassBiologics. The project commenced in January 2015. If the agreement is terminated for any reason, we are obligated to fund the remaining balance of the total price of all work completed and any other out of pocket costs incurred by MassBiologics. We and UMass and/or MassBiologics may agree to conduct other projects in the future, the terms of which will be agreed upon at such time.

This agreement will remain in effect for a period of five years and automatically renews for additional one year periods. Either party has the right to terminate this agreement, once in each renewal period, for any reason upon providing the other party with 90 days written notice or in the event of a material breach of the agreement by the other party that is not cured within 60 days of written notice.

We will own all intellectual property rights generated under this agreement, either by our employees, UMass and/or MassBiologics employees, or jointly by our employees and UMass and/or MassBiologics employees, that cover AAV materials. We and UMass and/or MassBiologics, as applicable, will jointly own any intellectual property rights generated under this agreement jointly by our employees and the employees of UMass and/or MassBiologics, as applicable, that do not cover AAV materials.

License Agreement with REGENX

In May 2014, we entered into a license agreement with REGENXBIO Inc., formerly known as ReGenX Biosciences, LLC, or REGENX, for the development and commercialization of gene therapies to treat ALS, Friedreich's ataxia and Huntington's disease. Under this license agreement, REGENX granted us a non-exclusive worldwide license to make, have made and use its technology solely for internal research and preclinical development for the identification of specific vectors that could be commercialized. Following identification, we have an option to obtain a non-exclusive worldwide license under the licensed intellectual property to a single specified AAV vector to make, have made, use, import, sell and offer for sale licensed products using the selected vector, which can be exercised for each of ALS, Friedreich's ataxia, or Huntington's disease.

Under the terms of this license agreement, we paid REGENX an upfront fee of $500,000, an extension fee of $100,000 and are required to make an annual maintenance fee in the five digits. If we exercise any or all of the commercial options by a specified date, we will be required to make upfront payments to REGENX of up to $1.5 million and to pay to REGENX an annual maintenance fee payment ranging from five digits to six digits depending on the number of disease indication options exercised. In addition, we will be required to pay to RENGENX up to $5.0 million in milestone fees per disease indication, mid- to high-single digit royalty percentages on net sales of licensed products, and low- to mid-single digit percentages of any sublicense fees that we receive from sublicensees for the licensed intellectual property rights.

Our license agreement with REGENX will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world. The license agreement will automatically terminate if we do not exercise any commercial options within a specified time period after entering into the license agreement, which may be extended. We may terminate the license agreement upon a specified number of days prior written notice. REGENX may terminate the license agreement if we, our affiliates, or sublicensees experience insolvency, if we are more than a specified number of days late in paying money due under the license agreement, or, effective immediately, if we or our affiliates commence any action against REGENX or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the license agreement for material breach that is not cured within a specified number of days.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our product engine, product programs, product candidates and scientific expertise in the fields of gene therapy and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Agilis Biotherapeutics, LLC, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., Bamboo Therapeutics, Dimension Therapeutics, Inc., GenSight Biologies SA, NightstaRx Ltd, REGENX, uniQure NV, or uniQure, and Spark Therapeutics, Inc. as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC01 will compete with a variety of therapies currently marketed and in development for advanced Parkinson's disease, including DBS marketed by Medtronic plc, St. Jude Medical, Inc. and other medical device companies, DUOPA/Duodopa marketed by AbbVie Inc., as well as potentially AMT-090 or AAV-GDNF in development at uniQure NV, or uniQure, OXB-102/Prosavin in development at Oxford Biomedica plc, and ND0612H in development at NeuroDerm Ltd.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•

VY-SOD101 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen and Tirasemtiv being developed by Cytokinetics, Inc., or Cytokinetics;

•

VY-FXN01 for Friedreich's ataxia will potentially compete with RG2833 being developed by BioMarin Pharmaceutical Inc., AAV-FXN being developed by Annapurna Therapeutics, AAV-FXN being developed by Bamboo Therapeutics, and frataxin targeted gene therapy being developed by Agilis Biotherapeutics, LLC in collaboration with Intrexon Corporation and BB-FA being developed by BioBlast Pharma Ltd., or BioBlast;

•

VY-HTT01 for Huntington's disease will potentially compete with IONIS-HTTRx being developed by Ionis in collaboration with F. Hoffman-La Roche Ltd., or Roche, gene editing approach being developed by Sangamo Biosciences, Inc. in collaboration with Shire plc, and another gene therapy being developed by uniQure; and

•

VY-SMN101 for spinal muscular atrophy will potentially compete with AVXS-101 being developed by AveXis Inc., IONIS-SMNRX being developed by Ionis and Biogen, LMI-070 being developed by Novartis AC, RO6885247 being developed by PTC Therapeutics, Inc. and Roche, BBrm02 being developed by BioBlast and CK-2127107 being developed by Cytokinetics in collaboration with Astellas Pharma US, Inc.

In addition, companies that are currently engaged in gene therapy for non-CNS diseases could at any time decide to develop gene therapies for CNS diseases.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of product candidates and commercializing those product candidates. Accordingly, our competitors may be more successful than us in obtaining approval for product candidates and achieving widespread market acceptance. Our competitors' product candidates may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new product candidates enter the market and advanced technologies become available. We expect any product candidates that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, and the availability of reimbursement from government and other third-party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Overview

We strive to protect the proprietary technology, inventions, and to enhance improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, strengthen and maintain the strength of our position in the field of gene therapy that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our commercial success may depend in part on our ability to: obtain and maintain patent and other protections for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and intellectual property rights of third parties. Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents or trade secrets that cover these activities. In some cases, these rights may need to be enforced by third party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

We have 28 patent applications pending in the United States and foreign jurisdictions. At least 20 patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 25 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, 28 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with 10 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods of designing novel AAV constructs, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

We own a patent application directed to capsid engineering and domain swapping. This application is pending in the United States, and was filed internationally on June 9, 2015 in combination with our application directed to AAV production. Patents that grant from this patent family are generally expected to expire in 2035, subject to possible patent term extensions.

We own a patent application directed to AAV production. This application is pending in the United States, and was filed internationally on June 9, 2015 in combination with our application directed to capsid engineering and domain swapping. Patents that grant from this patent family are generally expected to expire in 2035, subject to possible patent term extensions.

We own two patent families with a total of six patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. These applications are pending in the United States, and one family was filed internationally on November 5, 2015, and the second family is due to convert at the earliest of July 31, 2016. Patents that grant from this patent family are generally expected to expire in 2035, subject to possible patent term extensions.

We own three patent applications directed to targeting SOD1 for the treatment of ALS. These applications are pending in the United States, and were filed internationally on November 13, 2015. Patents that grant from this patent family are generally expected to expire in 2035, subject to possible patent term extensions.

We own two patent applications directed to delivery of AAV gene therapies to the CNS. These applications are pending in the United States, and was filed internationally on January 15, 2016. Patents that grant from this patent family are generally expected to expire in 2036, subject to possible patent term extensions.

We own a patent application directed to the production of scAAV particles. This application is pending in the United States, and was filed internationally on December 11, 2015. Patents that grant from this patent family are generally expected to expire in 2035, subject to possible patent term extensions.

We own three patent applications directed to the design of AAV drug delivery cassettes. This application is pending in the United States, and was filed internationally on November 13, 2015. Patents that grant from this patent family are generally expected to expire in 2035, subject to possible patent term extensions.

We own two patent applications directed to regulatable expression control of AAV transgenes. These applications are pending in the United States, and are due to convert at the earliest on February 23, 2016. Patents that grant from this patent family are generally expected to expire in 2036, subject to possible patent term extensions.

We own three patent applications directed to AAVs encoding frataxin constructs for the treatment of Friedreich's Ataxia. These applications are pending in the United States, and were filed internationally on January 15, 2016. Patents that grant from this patent family are generally expected to expire in 2036, subject to possible patent term extensions.

We own one patent application directed to the design of Inverted Terminal Repeats. This application is pending in the United States, and is due to convert August 11, 2016. Patents that grant from this patent family are generally expected to expire in 2036, subject to possible patent term extensions.

We have filed a patent application directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. This application is pending in the United States, and is due to convert April 30, 2016. Patents that grant from this patent family are generally expected to expire in 2036, subject to possible patent term extensions.

We own three patent applications directed to the delivery of AAV gene therapies to the CNS. These applications are pending in the United States and are due to convert October 29, 2016. Patents that grant from this family are generally expected to expire in 2036.

We own one patent application directed to regulatable expression control of AAV transgenes. This application is pending in the United States, and is due to convert October 28, 2016. Patents that grant from this family are generally expected to expire in 2036.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed six families of patents and patent applications, in the exclusive field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of CNS disorders from the University of Massachusetts. This family of patents and applications is pending and/or granted in the United States and other territories and comprises 38 granted patents and 16 applications. Patents have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain Italy, and Sweden. Patents that grant from these patent families are generally expected to expire between 2022 and 2025, subject to possible patent term extensions.

We have exclusively licensed three families of patents and patent applications directed to novel AAV capsids from the University of Massachusetts. These families of patents and applications, pending and/or granted in the United States, comprise of 2 granted patents and 10 applications. The two patents were granted in the United States. Patents that grant from these patent families are generally expected to expire between 2030 and 2035, subject to possible patent term extensions.

We have non-exclusively licensed a patent family directed to production methods for AAV in insect cells from the NIH, U.S. Department of Health and Human Services. This family of patents is granted in the United States, Canada, Australia and Europe and further nationalized in Germany, France and Great Britain and comprises eight granted patents. Patents that grant from this patent family are generally expected to expire in 2022, subject to possible patent term extensions.

We have licensed two families of patents and patent applications directed to novel AAV capsids from the Board of Trustees of the Leland Stanford Junior University. These families of patents and applications, pending and/or granted in the United States, comprise five granted patents and four applications. Patents that grant from these patent families are generally expected to expire between 2027 and 2032, subject to possible patent term extensions.

Trademark Protection

We have filed and obtained trademark protection for the VOYAGER THERAPEUTICS character mark for pharmaceutical research and development in the field of gene therapy. The mark is listed on the Principal Register, Registration No. 4545283.

We have filed and obtained trademark protection for the VOYAGER THERAPEUTICS service mark logo for pharmaceutical research and development in the field of gene therapy. The mark is listed on the Principal Register, Registration No. 4621083.

We plan to register trademarks in connection with our biological products.

In addition to the above, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will help us develop products based on our proprietary intellectual property.

Trade Secret Protection

Finally, we may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Government Regulation

Biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA and, in some instances, the NIH, through its RAC. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. CBER works closely with the NIH and its RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, viral shedding, environmental assessments, potency testing, and chemistry, manufacturing and control information in gene therapy INDs. FDA guidance documents provide the agency's current thinking about a particular subject, but are not legally binding.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practice, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as good clinical practice, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•

submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product's identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical trials, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee, that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC's decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing typically continues after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA's regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Clinical trials involving recombinant or synthetic (or both) nucleic acid molecules performed at or sponsored by an institution that receives any NIH funding for such research also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1.  The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2.  The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of trial subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHS Act, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA, must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for biologics and an annual establishment fee on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product's safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to review standard BLAs in 10 months from filing and priority BLAs in six months from filing, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

We also must comply with the FDA's advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor's product for the same indication or disease. If a biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of biological products that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new biological products to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a biological product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to biological products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the biological product may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a "breakthrough therapy." A breakthrough therapy is defined as a biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Biological products designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials, including clinical pharmacology trials and assessment of immunogenicity. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. On February 4, 2015, President Obama released his proposed budget for fiscal year 2016 and proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity for brand biologics due to minor changes in product formulations, a practice often referred to as "evergreening." The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant's favor of a lawsuit challenging the biologics' patents if an application has been submitted or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Other Healthcare Laws

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable to us if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

In addition, the Affordable Care Act intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to biopharmaceutical products, in addition to the Biologics Price Competition and Innovation Act of 2009 included in the Affordable Care Act, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. We continue to evaluate the effect that the Affordable Care Act has on our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact the biopharmaceutical industry and the success of our product candidates. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage, Pricing and Reimbursement for Biopharmaceutical Products

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Employees

As of December 31, 2015, we employed 52 full-time employees in the United States, including 42 in research and development and 10 in general and administrative. We have one part-time employee. Twenty-three of our employees have either an M.D. or a Ph.D. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

We lease our office and laboratory space, which consists of approximately 19,000 square feet located in Cambridge, Massachusetts. Our lease expires in 2019. In January 2016, we signed an agreement to lease an additional facility in Cambridge, Massachusetts to support our continued growth.  The additional facility will include laboratory and office space, and is projected to be ready for occupancy in early 2017.  We believe our current office and laboratory space, combined with the new lease, is sufficient to meet our needs until the expiration of our leases.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we were not party to any legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A.   RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses since inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical‑stage biotechnology company with a limited operating history, and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net loss was $29.7 million, $16.3 million, and $3.8 million for the years ended December 31, 2015, 2014, and the period ended December 31, 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $49.8 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock and our recent collaboration agreement with Genzyme. On November 16, 2015 we closed our Initial Public Offering, or IPO, whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. To date, we have devoted substantially all of our financial resources to building our product engine, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team and establishing our collaboration with Genzyme. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2015, our cash, cash equivalents and marketable securities were $224.3 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2019.

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

The FDA has established the Office of Cellular, Tissue and Gene Therapies within CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institute of Health, or NIH, are also potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. The ongoing Phase 1b clinical trial of VY‑AADC01 is being conducted at UCSF and UPMC and therefore is subject to oversight by these authorities. Even though the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and permitted its initiation. Conversely, the FDA may place an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in‑depth, public review. In addition, NIH‑funded institutions need to have their institutional biosafety committee as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The ongoing Phase 1b clinical trial of VY‑AADC01 has been reviewed by the Institutional Review Boards, or IRBs, of UCSF and UPMC, and such trials will need to be re‑reviewed by both institutional IRBs if the protocol for the trial is further amended. In addition, adverse developments in clinical trials of gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy.

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

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to examination of the trial results. For example, the magnitude of the clinical responses seen in the Phase 1 clinical trial of VY‑AADC01 conducted by UCSF were similar to placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this Phase 1 trial for an indication of the efficacy of treatment with VY‑AADC01. We believe that there is a need to optimize the delivery, dose and volume of infusion of VY‑AADC01 to substantially increase the coverage of the putamen, the region of the brain targeted by VY‑AADC01, to achieve a clinical benefit. However, we can provide no assurances that we will be able to optimize these parameters and thereby achieve sufficient coverage of the putamen to achieve a clinical benefit.

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

We have very limited experience with clinical trials. To date, we have neither commenced nor completed any clinical trials. The ongoing Phase 1b clinical trials of VY‑AADC01 are being conducted at UCSF and UPMC. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post‑marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

In past clinical trials that were conducted by others with non‑AAV vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar adverse effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. For example, in a recently published review of patients with hepatocellular carcinomas, it was shown that a small subset contained an integrated genome sequence of wild-type AAV2 and it was suggested that AAV2 may be associated with insertional oncogenesis.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY‑AADC01 and VY‑HTT01 will be administered directly to the targeted cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY‑AADC01. We are using the ClearPoint System, which has only been used in limited gene therapy neurosurgeries to date, in the ongoing Phase 1b clinical trial of VY‑AADC01 to provide accurate placement of the cannula in the putamen, to allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC01 to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the ongoing Phase 1b trial at UCSF experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY‑AADC01. If other side effects were to occur in connection with the surgical procedure, our clinical trials could be suspended or terminated.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by nine months if the BLA, sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Avalanche Biotechnologies, Inc., Bamboo Therapeutics, Dimension Therapeutics, Inc., GenSight Biologies SA, NightstaRx Ltd, REGENXBIO Inc., uniQure and Spark Therapeutics, Inc. as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

•

VY‑SOD101 for a monogenic form of ALS will potentially compete with IONIS-SODIRx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen and Tirasemtiv being developed by Cytokinetics, Inc., or Cytokinetics;

•

VY‑FXN01 for Friedreich’s ataxia will potentially compete with RG2833 being developed by BioMarin Pharmaceutical Inc., AAV‑FXN being developed by Annapurna Therapeutics, AAV-FXN being developed by Bamboo Therapeutics, and frataxin targeted gene therapy being developed by Agilis Biotherapeutics, LLC in collaboration with Intrexon Corporation and BB‑FA being developed by BioBlast Pharma Ltd., or BioBlast;

•

VY‑HTT01 for Huntington’s disease will potentially compete with IONIS‑HTTRx being developed by Ionis in collaboration with F. Hoffman‑La Roche Ltd., or Roche, gene editing approach being developed by Sangamo Biosciences, Inc. in collaboration with Shire plc, and another gene therapy being developed by uniQure; and

•

VY‑SMN101 for spinal muscular atrophy will potentially compete with AVXS-101 being developed by AveXis Inc., IONIS‑SMNRX being developed by Ionis and Biogen, LMI‑070 being developed by Novartis AC, RO6885247 being developed by PTC Therapeutics, Inc. and Roche, BBrm1 being developed by BioBlast and CK‑2127107 being developed by Cytokinetics in collaboration with Astellas Pharma US, Inc.

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

The ClearPoint System is being used in the ongoing Phase 1b clinical trial of VY‑AADC01 as a treatment for advanced Parkinson’s disease, and we may continue to use the ClearPoint System in future clinical trials of VY‑AADC01 and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, which would have an adverse effect on our business and results of operations.

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

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report apply to the activities of our collaborators.

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

We expect to rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For example, the only clinical trial of any of our product candidates or programs is being conducted by UCSF and UPMC. If UCSF or UPMC terminated the clinical trial of VY‑AADC01, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials.

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

Additionally, if supply from any third‑party manufacturers is delayed or interrupted, there could be a significant disruption in the supply of our clinical or commercial material. We have an agreement in place with MassBiologics pursuant to which we are collaborating on cGMP manufacturing of VY-AADC01 and processes for the manufacture of other AAV product candidates. Therefore, if we are unable to enter into an agreement with MassBiologics or another manufacturer to manufacture clinical or commercial material for our product programs beyond VY-AADC01, or if our agreement with MassBiologics were terminated, we would have to find suitable alternative manufacturers. This could delay our or our collaborators’ ability to conduct clinical trials or commercialize our current and future product candidates. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward‑looking and speculative. The process we have used in developing an estimated prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the prevalence estimates included in this Annual Report should be viewed with caution. Further, the data and statistical information used in this Annual Report, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures and Funds affiliated with Fidelity Management Research Company, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 62% of our outstanding common stock as of December 31, 2015. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for purchasers of our common stock.

The price of our common stock is likely to be volatile and fluctuates substantially. Since our stock began trading on the NASDAQ Global Select Market on November 11, 2015, through December 31, 2015, the closing price of our common stock ranged from a high of $30.20 to a low of $17.50. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	regulatory action and results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	commencement or termination of collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report.

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

We may take advantages of these exemptions until we are no longer an EGC. We would cease to be an EGC upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission or SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non‑affiliates exceeds $700 million as of June 30th.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts.  Our current leased facility encompasses approximately 19,000 square feet of office and laboratory space, located at 75 Sidney Street, Cambridge, Massachusetts. In January 2016, we signed an amendment to extend the current lease through December 31, 2024.  In January 2016, we also signed a non-cancelable lease for an additional approximately 26,000 square feet in Cambridge, Massachusetts that will support our continued growth. The additional facility will include laboratory and office space, and is projected to be ready for occupancy in early 2017.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Year ended December 31, 2015	High	Low
Fourth Quarter (from November 11, 2015)	$30.20	$17.50

On March 16, 2016, the last reported sale price for our common stock on the Nasdaq Global Select Market was $10.33 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 11, 2015 and December 31, 2015, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on November 11, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on November 11, 2015 of $17.75 per share as the initial value of our common stock and not the initial offering price to the public of $14.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a financial data provider and a source believed to be reliable. The Nasdaq Stock Market LLC is not responsible for any errors or omissions in such information.

Stockholders

As of March 14, 2016, there were approximately 59 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

On February 6, 2015, we issued 20,000,000 shares of our Series A convertible preferred stock to one investor for $20,000,000.

On February 11, 2015, we issued 10,000,000 shares of our Series B convertible preferred stock to one investor for $30,000,000. On April 9, 2015, we issued an aggregate of 20,000,001 shares of our Series B convertible preferred stock to nine investors for aggregate consideration of $60,000,003.

All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Prior to our IPO, we granted stock options to purchase an aggregate of 1,011,152 shares of our common stock, with exercise prices ranging from $7.27 to $9.48 per share, to our employees, directors and consultants pursuant to our 2014 Stock Incentive Plan.

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

Use of Proceeds from Initial Public Offering of Common Stock

On November 16, 2015 we closed our IPO whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to the Company of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.  The underwriters were Cowen and Company, LLC, Piper Jaffray & Co., Wedbush Securities Inc. and Nomura Securities International, Inc. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-207367), which was filed with the SEC on October 9, 2015 and amended subsequently and declared effective on November 10, 2015.

We raised approximately $72.9 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 12, 2015 pursuant to Rule 424(b)(4). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2015.

ITEM 6.         SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We have derived the statements of operations data for the years ended December 31, 2015, 2014, and the period from June 19, 2013 (Inception) to December 31, 2013, and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the balance sheet data as of December 31, 2013 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

			Period from
			June 19, 2013
			(Inception) to
	Year ended December 31,		December 31,
	2015	2014	2013
	(in thousands, except for per share data)
Consolidated statements of operations data:
Collaboration revenue	$17,334	$—	$—
Operating expenses:
Research and development	27,679	8,898	2,316
General and administrative	9,909	5,469	1,450
Total operating expenses	37,588	14,367	3,766
Loss from operations	(20,254)	(14,367)	(3,766)
Interest income (expense), net	332	(1)	(67)
Other income (expense), net	(9,750)	(1,949)	—
Net loss	(29,672)	(16,317)	(3,833)
Net unrealized gain on available-for-sale-securities, net	(251)	—	—
Comprehensive loss	(29,923)	(16,317)	(3,833)
Accretion of preferred stock to redemption value	(7,373)	(1,366)	—
Accrued dividends on series A preferred stock	(1,245)	—	—
Net loss attributable to common stockholders	$(38,290)	$(17,683)	$(3,833)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(9.14)	$(27.83)	$(1,629.68)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	4,191,210	635,448	2,352

	As of December 31,
	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, and marketable securities	$224,345	$7,035	$135
Working capital(2)	171,963	5,884	(3,847)
Total assets	229,457	11,497	149
Redeemable convertible preferred stock	—	21,979	—
Common stock and additional paid-in capital	219,147	1	—
Total stockholders’ equity (deficit)	169,074	(20,830)	(3,833)

(1) See Statements of Operations Data and Note 2 to our financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

(2)  We define working capital as current assets less current liabilities. See our financial statements for further details regarding our current assets and current liabilities.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A. “Risk Factors” and under “Forward-Looking Statements” in this Annual Report on Form 10-K.

We are a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system, or CNS. We focus on CNS diseases where we believe an adeno‑associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have created a product engine, which enables us to engineer, optimize, manufacture and deliver our AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. Our product engine has rapidly generated programs for five CNS indications, including advanced Parkinson’s disease; a monogenic form of ALS; Friedreich’s ataxia; Huntington’s disease; and spinal muscular atrophy. Our most advanced clinical candidate, VY‑AADC01, is being evaluated for the treatment of advanced Parkinson’s disease in an open‑label, Phase 1b clinical trial with the goal of generating human proof‑of‑concept data in the fourth quarter of 2016. Our goal is to submit our next IND for one of our current preclinical programs in 2017.

Since our inception on June 19, 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which CNS indications to pursue and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock and common stock and our collaboration with Genzyme, or the Genzyme Collaboration, which commenced in February 2015.

On October 29, 2015, in preparation for the IPO, our Board of Directors and stockholders approved a 1-for-4.25 reverse split of our common stock, which became effective on October 29, 2015. All share and per share amounts in our consolidated financial statements and notes have been retroactively adjusted for all periods presented to give effect to this reverse split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On November 16, 2015 we completed the sale of 5,750,000  shares of common stock in our initial public offering, or IPO, at a price to the public of $14.00 per share, resulting in net proceeds of $72.9 million after deducting underwriting discounts and commissions and  offering expenses payable by us.

Upon the closing of the IPO, all of the outstanding redeemable convertible preferred stock automatically converted into shares of common stock as of November 16, 2015, resulting in our issuance of an additional 17,647,054 shares of common stock.

Since inception, we have incurred significant operating losses. Our net losses were $29.7 million, $16.3 million, and $3.8 million for the years ended December 31, 2015, 2014 and the period from June 19, 2013 (Inception) to December 31, 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $49.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the forseeable future. For the year ended December 31, 2015, we recognized $17.3 million of collaboration revenue from the Genzyme Collaboration. For additional information about our revenue recognition policy related to the Genzyme Collaboration, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

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

Other Expense

Other expense consists primarily of the re‑measurement losses associated with the change in the fair value of the Series A Preferred Stock tranche rights for the Series A Preferred Stock. $9.8 million of expense was recorded during the year ended December 31, 2015 related to the change in fair value of these rights. In February 2015, upon the issuance of the final tranche of Series A Preferred Stock, the tranche right liability was reclassified to Series A Preferred Stock and no further re‑measurement gains or losses will be recognized related to these tranche rights.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

Revenue Recognition

As of December 31, 2015, all of our revenue was generated exclusively from the Genzyme Collaboration. We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605 Revenue Recognition, or ASC 605. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller's price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Multiple Elements Arrangements

Determination of Accounting Units

We analyze multiple element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider whether our collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). The Genzyme Collaboration does not provide for a general right of return relative to any delivered items.

Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option and the likelihood the option will be exercised. When an option is considered substantive, we do not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable consideration, assuming the option is not priced at a significant and incremental discount. Conversely, when an option is not considered substantive, we would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the option would be included as a deliverable at the inception of the arrangement.

Allocation of Arrangement Consideration

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor specific objective evidence, or VSOE, of selling price, if available, third party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE or TPE is available. We have only used BESP to estimate the selling price, since we have not had VSOE or TPE of selling price for any units of accounting to date. Determining BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate BESP for units of accounting by evaluating whether changes in the key assumptions used by us to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

Pattern of Recognition

We recognize the arrangement's consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. We will recognize revenue associated with license options upon exercise of the option, if the underlying license has standalone value from the other deliverables to be provided after delivering that license. If the license does not have standalone value, the amounts allocated to the license option will be combined with the related undelivered items as a single unit of accounting. The amounts allocated to the license option in the Genzyme Collaboration will be deferred until the option is exercised. The revenue recognition upon option exercise will be determined based on whether the license has standalone value from the remaining deliverables under the arrangement at the time of exercise.

We recognize the amounts associated with research and development services, alliance joint steering committees and development advisory committees ratably over the associated period of performance. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period that we are expected to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measureable performance exists, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative revenue earned determined using the straight line method or proportional performance, as applicable, as of the period end date.

Recognition of Milestones and Royalties

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with FASB ASC Topic 605-28, Revenue Recognition—Milestone Method, or ASC 605-28, clinical and regulatory milestones that are considered substantive, will be recognized as revenue in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

We will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable, we have no remaining performance obligations, and assuming all other revenue recognition criteria are met.

Classifications of Payments to Customers

We also consider the impact of potential future payments we make in our role as a vendor to our customers or collaboration partners and evaluate if these potential future payments could be reductions of revenue from that customer. If the potential future payments to the customer are (i) a separately identifiable benefit and (ii) the fair value of the identifiable benefit can be reasonably estimated, then the payments are accounted for separately from the revenue received from the customer. If however, both of these criteria are not satisfied, then the payments are treated as a reduction of revenue.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We record our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Fair Value Measurements—Tranche Rights

The January 2014 Series A Preferred Stock Purchase Agreement provides the investors the right, and upon achievement of certain milestones, obligates the investors to participate in subsequent offerings of Series A Preferred Stock, or Tranche Rights. The Tranche Rights meet the definition of a freestanding financial instrument, as the Tranche Rights are legally detachable and separately exercisable from the Series A Preferred Stock. Since the Series A Preferred Stock is redeemable at the holder's option, the Tranche Rights are classified as an asset or liability and are initially recorded at fair value and marked to market at each subsequent reporting period, through the settlement of the Tranche Rights.

We determine fair value utilizing the concept of "Fair Value" from FASB ASC Topic 820, Fair Value Measurement, or ASC 820, that states that any fair value measurement requires that the reporting entity to determine the valuation technique(s) appropriate for the measurement, considering the availability of data with which to develop inputs that represent the assumptions that market participants would use in pricing the asset or liability and the level in the fair value hierarchy within which the inputs are categorized.

The estimated fair value of the Tranche Rights was determined using a probability-weighted present value model that considers the probability of closing a tranche, the estimated future value of Series A Preferred Stock at each closing, and the amount of the investment required at each closing. Future values are converted to present value using a discount rate appropriate for probability-adjusted cash flows. Upon the settlement of each tranche, the fair value of the Tranche Rights associated with that tranche was reclassified to Series A Preferred Stock at its then fair value and is no longer re-measured.

Stock-based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and directors, including grants of restricted stock and stock options, to be recognized as expense in the statements of operations based on their grant date fair values. Grants of restricted stock and stock options to other service providers, referred to as non-employees, are required to be recognized as expense in the statements of operations based on their vesting date fair values. We estimate the fair value of options granted using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted stock awards.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of our common stock prior to the completion of our IPO and a lack of company-specific historical and implied volatility data, we have based the estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and directors as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on common stock.

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to employees and directors were as follows:

Year Ended
December 31, 2015
Risk-free interest rate	1.6%
Expected dividend yield	—%
Expected term (in years)	6.0
Expected volatility	78.6%

The weighted average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees were as follows:

Year Ended
December 31, 2015
Risk-free interest rate	2.0%
Expected dividend yield	—%
Expected term (in years)	10.0
Expected volatility	84.0%

We expense the fair value of our stock-based compensation awards to employees and directors on a straight-line basis over the associated service period, which is generally the period in which the related services are received. Stock-based compensation awards to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and are expensed on a straight-line basis.

We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. We have not recognized any expense related to performance-based awards to date as achievement of the performance milestones has not been determined to be probable.

Stock-based compensation totaled approximately $4,027,000 and  $425,000 for the years ended December 31, 2015 and 2014, respectively. We did not have stock-based compensation for the period from June 19, 2013 (Inception) to December 31, 2013. As of December 31, 2015, we had $32,047,000 and $4,753,000 of unrecognized compensation expense related to restricted stock awards and stock option awards, respectively, which are expected to be recognized over weighted-average remaining vesting periods of approximately 2.35 and 3.36 years, respectively. We expect the impact of our stock-based compensation expense for restricted stock and stock options granted to employees, directors and other service providers to grow in future periods due to the potential increases in the value of our common stock and headcount.

Prior to our IPO, the estimated fair value of our common stock was determined contemporaneously by our board of directors based on valuation estimates provided by management and prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid, as well as independent third-party valuations. Our contemporaneous valuations of our common stock were based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an IPO. After the completion of the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014:

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, respectively, together with the changes in those items in dollars:

	Year Ended
	December 31,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$17,334	$—	$17,334
Operating expenses:
Research and development	27,679	8,898	18,781
General and administrative	9,909	5,469	4,440
Total operating expenses	37,588	14,367	23,221
Other expense, net:
Interest income (expense), net	332	(1)	333
Other expense	(9,750)	(1,949)	(7,801)
Total other expense, net	(9,418)	(1,950)	(7,468)
Net loss	$(29,672)	$(16,317)	$(13,355)

Collaboration Revenue

Collaboration revenue was $17.3 million for the year ended December 31, 2015, all of which related to the Genzyme Collaboration. We did not earn any revenue for the year ended December 31, 2014. In the year ended December 31, 2015 we recorded $17.3 million in recognition of amounts allocated to research and development services for various programs under the Genzyme Collaboration, which was entered into in February 2015. Generally, the amounts allocated to these programs are expected to be recognized on a straight line basis over the period the services are provided for each program.

Research and Development Expense

Research and development expense increased by $18.8 million from $8.9 million for the year ended December 31, 2014 to $27.7 million for the year ended December 31, 2015. The following table summarizes our research and development expenses, for years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014	Change
	(in thousands)
Employee and contractor related expenses	$11,351	$4,319	$7,032
Process and platform development expenses	14,128	2,842	11,286
License fees	294	872	(578)
Facility expenses	1,373	554	819
Other expenses	533	311	222
Total research and development expenses	$27,679	$8,898	$18,781

The change in research and development expense for the year ended December 31, 2015 was primarily attributable to the following:

•

approximately $9.0 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities and manufacturing and production design on our behalf and increased purchases of lab supplies and non‑capital equipment used in designing, developing and manufacturing preclinical study materials, and an additional expense of approximately $2.3 million attributable to in‑kind research and development services incurred by Genzyme and provided to us under the Genzyme Collaboration;

•	approximately $7.0 million for increased research and development employee compensation costs;
•	approximately $0.8 million for increased facility costs including rent, depreciation, and maintenance expenses; and
•	a decrease of approximately $0.6 million related to lower licensing costs.

General and Administrative Expense

General and administrative expense increased by $4.4 million from $5.5 million for the year ended December 31, 2014 to $9.9 million for the year ended December 31, 2015. The change in general and administrative expense was primarily attributable to the following:

•	approximately $2.0 million related to the increase in administrative function headcount;
•	approximately $1.2 million for increased consulting and professional services;
•	approximately $0.4 million for increased in legal fees; and
•	approximately $0.9 million for increased facility costs including rent, depreciation, maintenance and administrative expenses.

Other Expense, Net

Other expense increased by $7.4 million from $2.0 million for the year ended December 31, 2014 to $9.4 million for the year ended December 31, 2015. The increase in expense primarily related to the mark to market adjustments recorded on our Series A Preferred Stock Tranche Rights liability during the year ended December 31, 2015. The increase in value of the Series A Preferred Stock Tranche Rights liability was a result of the increase in the fair value of our Series A Preferred Stock and the increase in the probability of closing the tranche during the year ended December 31, 2015. The Series A Preferred Stock Tranche Rights liability was settled in February 2015 upon the issuance of the final tranche of Series A Preferred Stock.

Comparison of  year ended December 31, 2014 and the period from June 19, 2013 (Inception) to December 31, 2013:

The following table summarizes our results of operations for the year and period ended December 31, 2014 and 2013, respectively, together with the changes in those items in dollars:

		Period from
		June 19, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	8,898	2,316	6,582
General and administrative	5,469	1,450	4,019
Total operating expenses	14,367	3,766	10,601
Other expense, net:
Interest income (expense), net	(1)	(67)	66
Other expense	(1,949)	—	(1,949)
Total other expense, net	(1,950)	(67)	(1,883)
Net loss	$(16,317)	$(3,833)	$(12,484)

Revenue

During the year and period ended December 31, 2014 and 2013, respectively, we did not earn any revenue from product sales or from collaboration agreements.

Research and Development Expense

Research and development expense increased by $6.6 million from  $2.3 million for the period ended December 31, 2013 to $8.9 million for the year ended December 31, 2014. The following table summarizes our research and development expenses, for the year and period ended December 31, 2014 and 2013, respectively:

		Period from
		June 19, 2013
	Year Ended	(Inception) to
	December 31,	December 31,
	2014	2013	Change
	(in thousands)
Employee and contractor related expenses	$4,319	$2,152	$2,167
Process and platform development expenses	2,842	32	2,810
License fees	872	—	872
Facility expenses	554	—	554
Other expenses	311	132	179
Total research and development expenses	$8,898	$2,316	$6,582

The increase in research and development expense was primarily attributable to research and development, and included the following:

•	approximately $2.8 million for increased purchases of lab supplies and non-capital equipment, funding preclinical and research development efforts and process development and design costs;

•

approximately $2.2 million for increased compensation expenses, of which $2.6 million related to increased employee compensation costs, including hiring of personnel during 2014, which were partially offset by a $0.4 million decrease in contractor and consulting fees;

•	approximately $0.9 million related to acquiring patents and licensing rights; and
•	approximately $0.6 million for increases in facility costs including rent, depreciation, and maintenance expenses;

General and Administrative Expense

General and administrative expense increased by $4.0 million from $1.5 million for the period ended December 31, 2013 to $5.5 million for the year ended December 31, 2014. The increase in general and administrative expense was primarily attributable to 12 months of operations being included in 2014 versus the six months of operations during 2013 and included the following:

•	approximately $1.5 million for patent-related and other corporate legal fees incurred;

•	approximately $1.0 million for increased employee compensation costs, including hiring of personnel;

•	approximately $0.6 million for renting and operating our corporate facilities; and

•	approximately $0.4 million for administrative consulting and professional services.

Other Expense, Net

Other expense increased by $1.9 million from $0.1 million for the period ended December 31, 2013 to $2.0 million for the year ended December 31, 2014. The increase in expense primarily related to the mark to market adjustments recorded on our Series A Preferred Stock Tranche Right liability during 2014. Additionally, interest expense decreased by $0.1 million for the year ended December 31, 2014 from $0.1 million for the period ended December 31, 2013. The decrease related to the exchange of the convertible promissory notes payable, which were issued during the period ended December 31, 2013, into Series A Preferred Stock in January 2014.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we had funded our operations primarily through proceeds from private placements of our redeemable convertible preferred stock and convertible promissory notes.

On November 16, 2015 we closed our IPO whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us.

As of December 31, 2015, we had cash, cash equivalents,  and marketable securities of $224.3 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014, and the period ended December 31, 2013:

			Period from
			June 19, 2013
	Year Ended		(Inception) to
	December 31,		December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,299	$(11,918)	$(2,725)
Investing activities	(194,769)	(3,302)	—
Financing activities	177,744	22,120	2,860
Net increase (decrease) in cash and cash equivalents	$24,274	$6,900	$135

Cash Flows from Operating Activities

Net cash provided by operating activities was $41.3 million during the year ended December 31, 2015. The increase in cash provided by operating activities was primarily due to the receipt of the $65.0 million upfront payment from Genzyme under the Genzyme Collaboration offset by an increase in net loss of $13.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

 Net cash used in operating activities was $11.9 million during the year ended December 31, 2014. The increase in cash used in operating activities was due to an increase in net loss of $12.5 million for the year ended December 31, 2014 as compared to the period ended December 31, 2013.

Net cash used in operating activities was $2.7 million during the period ended December 31, 2013.

Cash Flows from Investing Activities

Net cash used in investing activities was $194.8 million during the year ended December 31, 2015 The cash used for investing activities for the year ended December 31, 2015 was primarily due to purchases of marketable securities partially offset by proceeds from maturities of marketable securities.

Net cash used in investing activities was $3.3 million during the year ended December 31, 2014. The increase in cash used in investing activities was due to purchases of property and equipment of $1.7 million, the build-out of our leased facilities under the tenant improvements allowance of $1.3 million, and setting aside $0.3 million in restricted cash as required by our lease agreement and credit card agreements.

No cash was used in investing activities during the period ended December 31, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $177.7 million during the year ended December 31, 2015.  The cash provided by financing activities during the year ended December 31, 2015 was primarily due to the receipt of IPO proceeds (net of underwriting discounts and commissions, but prior to deducting other transaction expenses) of $72.9 million, the issuance of $20.0 million of Series A Preferred Stock and $90.0 million of Series B Preferred Stock of which

$5.0 million in proceeds were in excess of the Series B Preferred Stock’s fair value and were allocated to deferred revenue. Cash payments of IPO related expenses totaled $1.9 million during the year ended December 31, 2015.

Net cash provided by financing activities was $22.1 million during the year ended December 31, 2014. The increase in cash provided by financing activities was primarily due to the closing of the first four Series A Preferred Stock financing rounds for aggregate gross proceeds of $22.0 million during 2014.

Net cash provided by financing activities was $2.9 million during the period ended December 31, 2013. The increase in cash provided by financing activities was primarily due to the issuance of convertible promissory notes during 2013.

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

Based upon our current operating plan, we expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2019. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2015 (in thousands):

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$4,760	$1,170	$2,406	$1,184	$—

(1)

We lease office space at 75 Sidney Street in Cambridge, Massachusetts under a non‑cancelable operating lease that expires in December 2019. This table excludes payments related to a new lease and a lease amendment executed in January 2016.

In January 2016, we executed an amendment to extend the lease for 75 Sidney Street in Cambridge, Massachusetts to December 2024 and an agreement to lease an additional facility for approximately 26,000 square feet in Cambridge, Massachusetts. The additional facility will include laboratory and office space, and is projected to be ready for occupancy in early 2017.  The table above excludes estimated payments of approximately $25.0 million, related to the amendment extending the 75 Sidney Street lease to December 2024 and the new lease for approximately 26,000 square feet in Cambridge, Massachusetts to December 2024.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2015.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our President and Chief Executive Officer, who is our principal executive officer and Chief Financial Officer, who is also our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of December 31, 2015, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

       Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

       Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Voyager Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for years ended December 31, 2015 and 2014 and the period from June 19, 2013 (Inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voyager Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and the period from June 19, 2013 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 17, 2016

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$31,309	$7,035
Marketable investments, current	163,028	—
Prepaid expenses and other current assets	1,557	1,323
Total current assets	195,894	8,358
Property and equipment, net	3,234	2,804
Deposits and other non-current assets	321	335
Marketable investments, non-current	30,008	—
Total assets	$229,457	$11,497
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$612	$1,554
Accrued expenses	3,430	642
Deferred rent, current portion	300	278
Deferred revenue, current portion	19,589	—
Total current liabilities	23,931	2,474
Deferred rent, net of current portion	1,015	1,314
Deferred revenue, net of current portion	35,393	—
Other non-current liabilities	44	255
Preferred stock tranche liability	—	6,305
Total liabilities	60,383	10,348
Commitments and contingencies (see note 7)
Redeemable convertible preferred stock, $0.001 par value: 0 and 45,000,000 shares authorized at December 31, 2015 and 2014, respectively; 0 and 25,000,000 shares issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation preference of $26,086 at December 31, 2014	—	21,979
Stockholders’ equity (deficit):
Preferred stock $0.001 par value: 5,000,000 and 0 shares authorized at December 31, 2015 and 2014, respectively; 0 shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value: 120,000,000 and 65,000,000 shares authorized at December 31, 2015 and 2014, respectively; 24,930,979 and 814,834 shares issued and outstanding at December 31, 2015 and 2014, respectively	25	1
Additional paid-in capital	219,122	—
Accumulated other comprehensive loss	(251)	—
Accumulated deficit	(49,822)	(20,831)
Total stockholders’ equity (deficit)	169,074	(20,830)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$229,457	$11,497

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except per share and share data)

			Period from
			June 19, 2013
	Year Ended		(Inception) to
	December 31,		December 31,
	2015	2014	2013
Collaboration revenue	$17,334	$—	$—
Operating expenses:
Research and development	27,679	8,898	2,316
General and administrative	9,909	5,469	1,450
Total operating expenses	37,588	14,367	3,766
Operating loss	(20,254)	(14,367)	(3,766)
Other expense, net
Interest income (expense), net	332	(1)	(67)
Other expense	(9,750)	(1,949)	—
Total other expense, net	(9,418)	(1,950)	(67)
Net loss	$(29,672)	$(16,317)	$(3,833)
Other comprehensive loss
Net unrealized loss on available-for-sale-securities	(251)	—	—
Total other comprehensive loss	(251)	—	—
Comprehensive loss	$(29,923)	$(16,317)	$(3,833)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(29,672)	$(16,317)	$(3,833)
Accretion of redeemable convertible preferred stock to redemption value	(7,373)	(1,366)	—
Accrued dividends on series A preferred stock	(1,245)	—	—
Net loss attributable to common stockholders	$(38,290)	$(17,683)	$(3,833)
Net loss per share attributable to common stockholders, basic and diluted	$(9.14)	$(27.83)	$(1,629.68)
Weighted-average common shares outstanding, basic and diluted	4,191,210	635,448	2,352

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

 Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(amounts in thousands except share data)

	Series A		Series B
	Redeemable		Redeemable					Accumulated
	Convertible		Convertible				Additional	Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 19, 2013 (inception)	—	$—	—	$—	—	$—	$—	—	$—	$—
Issuance of common stock	—	—	—		2,352	—	—	—	—	—
Net loss	—	—	—		—	—	—	—	(3,833)	(3,833)
Balance at December 31, 2013	—	$—	—	$—	2,352	$—	$—	$—	$(3,833)	$(3,833)
Issuance of common stock for services	—	—	—	—	494,118	1	251	—	—	252
Initial issuance of Series A redeemable convertible preferred stock, including exchange of convertible notes payable of $2,929 and net of tranche rights of $2,600 and issuance costs of $22	6,500,000	3,878	—	—	—	—	—	—	—	—
Subsequent issuance of preferred stock, net of issuance costs of $9	18,500,000	18,491	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of Series A redeemable convertible preferred stock	—	(1,756)	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	318,364	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	425	—	—	425
Accretion of redeemable convertible preferred stock to redemption value	—	1,366	—	—	—	—	(685)	—	(681)	(1,366)
Net loss	—	—			—	—	—	—	(16,317)	(16,317)
Balance at December 31, 2014	25,000,000	$21,979	—	$—	814,834	$1	$—	$—	$(20,831)	$(20,830)
Issuance of Series A preferred stock, net of issuance costs of $1	20,000,000	19,999	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of preferred stock	—	16,055	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock, net of discount of $5,000 and issuance costs of $220	—	—	30,000,001	84,780	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	717,747	—	22	—	—	22
Exercises of vested stock options	—	—	—	—	1,344	—	10	—	—	10
Issuance of common stock from initial public offering (net of underwriters, discounts, and issuance costs)	—	—	—	—	5,750,000	6	72,948	—	—	72,954
Stock-based compensation expense	—	—	—	—	—	—	4,027	—	—	4,027
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(251)	—	(251)
Accretion of preferred stock to redemption value	—	2,149	—	5,225	—	—	(2,560)	—	(4,813)	(7,373)
Conversion of redeemable convertible preferred stock to common stock	(45,000,000)	(60,182)	(30,000,001)	(90,005)	17,647,054	18	144,675	—	5,494	150,187
Net loss	—	—	—	—	—	—	—	—	(29,672)	(29,672)
Balance at December 31, 2015	—	$—	—	$—	24,930,979	$25	$219,122	$(251)	$(49,822)	$169,074

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

			Period from
			June 19, 2013
	Year Ended		(Inception) to
	December 31,		December 31,
	2015	2014	2013
Cash flow from operating activities
Net loss	$(29,672)	$(16,317)	$(3,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,027	425	—
Depreciation	600	184	—
Amortization of premiums and discounts on marketable securities	452	—	—
Change in fair value of preferred stock tranche liability	9,750	1,949	—
Non-cash interest on convertible promissory notes payable	—	2	67
Expense related to shares issued in connection with services performed	—	250	—
Deferred rent	(277)	342	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(234)	(1,185)	—
Other non-current assets	14	(7)	(14)
Deferred revenue	54,982	—	—
Accounts payable	(942)	604	950
Accrued expenses	2,788	537	105
Other non-current liabilities	(189)	186	—
Lease incentive benefit	—	1,112	—
Net cash provided by (used in) operating activities	41,299	(11,918)	(2,725)
Cash flow from investing activities
Purchases of property and equipment	(1,030)	(2,988)	—
Change in restricted cash	—	(314)	—
Purchases of marketable securities	(220,399)	—	—
Proceeds from maturities or sales of marketable securities	26,660	—	—
Net cash used in investing activities	(194,769)	(3,302)	—
Cash flow from financing activities
Proceeds from issuance of series A preferred stock	19,999	22,040	2,860
Proceeds from issuance of series B preferred stock	84,780	—	—
Proceeds from the exercise of stock options	10	80	—
Proceeds from the issuance of common stock and restricted stock	72,955	—	—
Net cash provided by financing activities	177,744	22,120	2,860
Net increase in cash and cash equivalents	24,274	6,900	135
Cash and cash equivalents, beginning of period	7,035	135	—
Cash and cash equivalents, end of period	$31,309	$7,035	$135
Supplemental disclosure of cash and non-cash activities
Accretion of redeemable convertible preferred stock to redemption value	$7,373	$1,366	$—
Exchange of promissory notes payable and accrued interest into Series A redeemable convertible preferred stock and tranche rights	$—	$2,929	$—
Conversion of redeemable convertible preferred stock to common stock	$150,187	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (“the Company”) is a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system (the “CNS”). The Company focuses on CNS diseases where it believes that an adeno‑associated virus (“AAV”) gene therapy approach can have a clinically meaningful impact by either increasing or decreasing the production of a specific protein. The Company has created a product engine that enables it to engineer, optimize, manufacture and deliver its AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. The Company’s product engine has rapidly generated programs for five CNS indications, including advanced Parkinson’s disease, a form of monogenic amyotrophic lateral sclerosis, Friedreich’s ataxia, Huntington’s disease and spinal muscular atrophy. The Company’s most advanced clinical candidate, VY‑AADC01, is being evaluated for the treatment of advanced Parkinson’s disease in an open‑label, Phase 1b clinical trial with the goal of generating human proof‑of‑concept data in the fourth quarter of 2016.

The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, risks of failure of pre‑clinical studies, and clinical trials, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot‑scale manufacturing to large‑scale production of products.

The Company has incurred annual net operating losses in every year since its inception. As of December 31, 2015, the Company had incurred losses since inception of $49.8 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, and funding from its collaboration with Genzyme. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of significant accounting policies

The following is a summary of significant accounting policies followed in the preparation of these financial statements.

Basis of presentation

The accompanying consolidated financial statements include those of the Company and its subsidiary, Voyager Securities Corporation, after elimination of all intercompany accounts and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Initial public offering

On November 16, 2015 the Company completed the sale of 5,750,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $14.00 per share, resulting in net proceeds to the Company of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On October 29, 2015, in preparation for the Company’s IPO, the Company’s Board of Directors and stockholders approved a 1-for-4.25 reverse split of the Company’s common stock, which became effective on October 29, 2015. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Upon the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock as of November 16, 2015, resulting in the issuance by the Company of an additional 17,647,054 shares of common stock. The significant increase in shares outstanding in November 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

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

There were no marketable securities held as of December 31, 2014.

Marketable securities as of December 31, 2015 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Total money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Marketable securities:
U.S. Treasury notes	158,166	—	185	157,981
U.S. Government agency bonds	35,121	—	66	35,055
Total marketable securities	$193,287	$—	$251	$193,036
Total money market funds and marketable securities	$222,888	$—	$251	$222,637

The estimated fair value of the Company’s marketable securities balance at December 31, 2015, by contractual maturity, is as follows:

Due in one year or less	$163,028
Due after one year through two years	30,008
Total marketable securities	$193,036

Restricted Cash

At December 31, 2015 and 2014, the Company maintained restricted cash totaling approximately $314,000 held in the form of money market accounts as collateral for the Company’s facility lease obligation and credit cards. The balance is included within deposits and other non‑current assets in the accompanying balance sheets.

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

Impairment of Long‑Lived Assets

The Company evaluates long‑lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2015.

Revenue Recognition

As of December 31, 2015, all of the Company’s revenue is generated exclusively from its collaboration agreement with Genzyme Corporation, a Sanofi company (“Genzyme”).

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

The Company records the expense for stock‑based compensation awards subject to performance conditions over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates when the achievement of a performance condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015, the Company does not have any significant uncertain tax positions.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive loss consists of unrealized losses on marketable securities.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted‑average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury‑stock and if‑converted methods.

For purposes of the diluted net loss per share attributable to common stockholders calculation, redeemable convertible preferred stock, unvested restricted common stock, and outstanding stock options are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti‑dilutive and therefore, basic and diluted net loss per share attributable to common stockholders were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti‑dilutive (in common stock equivalent shares):

	As of December 31,
	2015	2014	2013
Redeemable convertible preferred stock	—	5,882,352	—
Unvested restricted common stock	1,818,261	2,578,817	—
Outstanding stock options	2,905,458	—	—
Total	4,723,719	8,461,169	—

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

In August 2014, the FASB issued ASU No. 2014‑15, which requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this accounting standard may affect our financial statement disclosures in future periods.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the classification of deferred tax assets and liabilities. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for early adoption using a full retrospective method or a prospective method. The Company adopted ASU 2015-17 as of December 31, 2015, which resulted in the netting of deferred tax assets and liabilities as non-current assets on the consolidated balance sheet. The adoption of the standard did not have a significant impact on the Company’s financial statements as the Company maintained a full valuation allowance at December 31, 2015.

3. Fair Value Measurements

All Convertible Preferred Stock converted at the time of the IPO, therefore there were no liabilities outstanding as of December 31, 2015.  Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Liabilities	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Convertible PS tranche liability	$6,305	$—	$—	$6,305
Total	$6,305	$—	$—	$6,305

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

The following table provides a reconciliation of all assets and liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock
Tranche Liability
(in thousands)
Balance at December 31, 2014	$6,305
Changes in fair value	9,750
Reclassification to Series A Preferred Stock	(16,055)
Balance at December 31, 2015	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market funds included in cash and cash equivalents	$29,601	$29,601	$—	$—
Marketable securities:
U.S. Treasury notes	157,981	157,981	—	—
U.S. Government agency securities	35,055	—	35,055	—
Total	$222,637	$187,582	$35,055	$—

The Company measures the fair value of money market funds and U.S. Treasuries based on quoted prices in active markets for identical securities. The Level 2 marketable securities include U.S. government agency securities that are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Company did not hold any marketable securities at December 31, 2014.

4. Prepaid Expenses and Other Current Assets

Prepaid expense and other current assets consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Prepaid insurance	$424	$18
Prepaid research and development contracts	340	899
Accrued interest receivable	411	—
Other current assets	382	406
Total	$1,557	$1,323

5. Property and Equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Laboratory equipment	$2,183	$1,223
Furniture and office equipment	499	441
Leasehold improvements	1,336	1,324
	4,018	2,988
Less: accumulated depreciation	(784)	(184)
Property and equipment, net	$3,234	$2,804

The Company recorded $600,000 and $184,000 in depreciation expense during the years ended December 31, 2015 and 2014, respectively. The Company did not have depreciation expense for the period from June 19, 2013 (Inception) to December 31, 2013.

6. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Patent costs	$235	$274
Research and development costs	1,329	125
Professional services	350	81
Employee compensation costs	1,338	85
Other	178	77
Total	$3,430	$642

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

Rent expense of approximately $ 910,000, $686,000, and $48,000 was incurred during the years ended December 31, 2015, 2014,  and the period ended December 31, 2013,  respectively.

Future annual minimum lease payments at December 31, 2015 are as follows (in thousands):

Total Minimum
Lease Payments
(in thousands)
2016	1,170
2017	1,192
2018	1,214
2019	1,184
$4,760

In January 2016, the Company executed an amendment to extend the lease to December 2024 and an agreement to lease an additional facility for approximately 26,000 square feet in Cambridge, Massachusetts. The additional facility will include laboratory and office space, and is projected to be ready for occupancy in early 2017.  The table above excludes estimated payments of approximately $25.0 million, related to the amendment extending the 75 Sidney Street lease to December 2024 and the new lease for approximately 26,000 square feet in Cambridge, Massachusetts to December 2024.

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

During the year ended December 31, 2015, the Company recognized $ 17,334,000 of revenue associated with its collaboration with Genzyme related to research and development services performed during the period. As of December 31, 2015, there is $ 54,982,000 of deferred revenue related to the Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Genzyme has the option to license under the Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. The Company does not separately track or segregate the amount of costs incurred under the Collaboration Agreement. All of these costs are included in research and development expenses in the Company’s statement of operations during the year ended December 31, 2015. The Company estimates that the majority of research and development expense during the period relate to programs for which Genzyme has an option right.

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

On October 20, 2014, the Company entered into a Collaboration Agreement with UMass and MassBiologics (of the UMass Medical School).

Under the agreement, the Company shall (i) fund certain projects that will be conducted by UMass or MassBiologics, (ii) fund certain educational programs of UMass, including post‑doctoral research at the Company’s laboratories beginning in 2015, and (iii) collaborate with MassBiologics to establish scalable processes for manufacturing recombinant adeno‑associated viral vector products using current good manufacturing practices.

In November 2014, the parties agreed to the first project under this agreement whereby the Company will fund approximately $2,861,000 over a sixteen month period for certain research and development services performed by MassBiologics. The project commenced in January 2015. If the agreement is terminated for any reason, the Company is obligated to fund the remaining balance of the total price of all work completed and any other out of pocket costs incurred by MassBiologics on behalf of the Company. As of December 31, 2014 and 2015, the Company had provided cumulative funding of approximately $376,000 and $1,867,000, respectively, which exceeded costs incurred by $376,000 and $0, respectively. The amount funded in excess of costs incurred is recorded in prepaid expenses as of the balance sheet at December 31, 2014 and recorded in accrued expenses for the amounts due at December 31, 2015. Research and development costs incurred by MassBiologics under the project agreement will be expensed by the Company as incurred.

Other Agreements

During 2015 and 2014, the Company entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the licensed rights the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in‑process research and development. During the years ended December 31, 2015 and 2014, the Company paid $75,000 and $830,000, respectively, in up‑front license fees. The license agreements also obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. The maximum aggregate potential milestone payments payable by the Company total approximately $12.0 million. Additionally, under the terms of one agreement, the Company has options to license intellectual property to be used in the development of therapies for four additional disease indications. If the Company exercises all of the options under the agreement, it would be obligated to pay aggregate up‑front fees of up to approximately $1.5 million and milestone payments that are contingent upon clinical trial results and regulatory approval of $5.0 million per disease indication, or up to $20.0 million in total. As of December 31, 2015 and 2014, there have been no milestones achieved. The Company can generally terminate the license agreements upon 30‑90 days prior written notice.

Additionally, certain license agreements require the Company to reimburse the licensor for certain past and ongoing patent related expenses. During the year ended December 31, 2015 and 2014, the Company incurred $295,000 and $872,000 of expense, respectively, related to these reimbursable patent costs which are recorded as general and administrative expense.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2015 or December 31, 2014.

8. Redeemable Convertible Preferred Stock

In November 2015, upon the closing of the Company’s IPO, all issued and outstanding redeemable convertible preferred stock was automatically converted into 17,647,054 shares of common stock, see Note 2.

The Company has newly authorized preferred stock amounting to 5,000,000 and 0 shares as of December 31, 2015 and 2014, respectively. The newly authorized preferred stock was classified under stockholders’ equity (deficit) at December 31, 2015.

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

Series A Preferred Stock

45,000,000 shares of Series A Preferred Stock were issued during 2014 and 2015.These shares were issued at various closings in 2014 and 2015 for $1.00 per share. The shares were issued in exchange for cash proceeds of $42,039,000, net of issuance costs of $32,000, and the exchange of outstanding redeemable Convertible Notes, including accrued interest, of approximately $2,929,000.

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
(in thousands)
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

In February 2015, Tranche Right II was settled when the Company closed the final issuance of Series A Preferred Stock. The Company recognized expense of $9,750,000 related to the mark to market of Tranche Right II during the period ended December 31, 2015, which is included in other financing expense. The fair value of the Tranche Right II settled at closing was reclassified to Series A Preferred Stock. The initial carrying amount of the Series A Preferred Stock issued upon the closing of Tranche Right II amounted to approximately $36,054,000 which exceeds the redemption value, therefore the carrying value is not being subsequently adjusted. However, the Company has reflected accrued dividends of approximately $1,245,000 related to this issuance in the net loss attributable to common shareholders for the year ended December 31, 2015.

Series B Preferred Stock

30,000,001 shares of Series B Preferred Stock were issued during 2015. These shares were issued for $3.00 per share. This issuance resulted in cash proceeds of $89,780,000, net of issuance costs of $220,000. Additionally, a discount of $5,000,000 was recorded against the proceeds as the amount paid by Genzyme was in excess of fair value of the Series B Preferred Stock at issuance.

Preferred Stock

The rights, preferences, and privileges of the Preferred Stock are listed below:

Conversion

Shares of Preferred Stock are convertible at any time at the option of the holder into such number of shares as is determined by dividing the original issuance price by the conversion price in effect at the time. Immediately prior to the IPO, the conversion price was $4.25 for Series A Preferred Stock and $12.75 for Series B Preferred Stock, subject to adjustments to reflect the issuance of Common Stock, options, warrants, or other rights to subscribe for or to purchase Common Stock for a consideration per share, less than the conversion price then in effect and subsequent stock dividends and stock splits. In addition any reorganization, recapitalization, reclassification, consolidation or merger in which common stock is exchanged for securities, cash or other property.

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

9. Common Stock

As of December 31, 2015 and 2014, the Company had authorized 120,000,000 and 65,000,000  shares of Common Stock, respectively at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2015	2014
Shares reserved for Series A Preferred Stock outstanding	—	5,882,352
Shares reserved for future issuances of Series A Preferred Stock	—	4,705,883
Shares reserved for vesting of restricted stock awards under the Founder Agreements	853,680	1,068,383
Shares reserved for vesting of restricted stock awards under the 2014 Option and Stock Plan	964,581	1,510,434
Shares reserved for exercise of stock options	1,022,617	291,052
Shares reserved for issuances under the 2015 Stock Option Plan	1,620,479	—
Shares reserved for employee stock purchase plan	262,362	—
	4,723,719	13,458,104

10. Stock‑Based Compensation

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

During the year ended December 31, 2015, the Company issued 960,275 stock options to employees and directors and 69,793 stock options to non‑employees. As of December 31, 2015, there were 1,620,479 shares available for future issuance under the 2015 Plan.

2014 Stock Option and Grant Plan

In January 2014, the Company adopted the Voyager Therapeutics, Inc. 2014 Stock Option and Grant Plan (the “2014 Plan”), under which it may grant incentive stock options, non‑qualified stock options, restricted stock awards, unrestricted stock awards, or restricted stock units to purchase up to 823,529 shares of Common Stock to employees, officers, directors and consultants of the Company.

In April 2014, the Company amended the Plan to allow for the issuance of up to 1,411,764 shares of Common Stock. In August 2014, April 2015, August 2015 and October 2015 the Company further amended the Plan to allow for the issuance of up to 2,000,000,  2,047,058, 2,669,411 and 2,998,823 shares of Common Stock, respectively. During 2014 the Company issued only restricted stock awards under the Plan and during 2015 the Company only granted stock options.

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

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its Founders at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the Founders, 835,292 shares generally vest over one to four years, based on each Founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement. The remaining 352,941 of the shares issued will begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements.

These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards will be recognized when the achievement of the performance condition is considered probable, using management’s best estimates. As of December 31, 2014 and 2015, management has concluded that achievement of such performance‑based milestones was not probable. Accordingly, no stock‑based compensation expense was recorded as of December 31, 2014 and 2015 related to these awards.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 Employee Stock Purchase Plan became effective upon the completion of the IPO.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

			Period from
			June 19, 2013
	Year Ended		(Inception) to
	December 31,		December 31,
	2015	2014	2013
	(in thousands)
Research and development	$3,218	$297	$—
General and administrative	809	128	—
Total stock-compensation expense	$4,027	$425	$—

Restricted Stock

A summary of the status of and changes in unvested restricted stock as of December 31, 2015,  2014, and 2013 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2013	—
Issued	2,897,181	$0.77
Vested	(318,364)	$0.68
Repurchased	—	—
Unvested restricted common stock as of December 31, 2014	2,578,817	$0.77
Issued	—
Vested	(717,747)	$0.77
Repurchased	(42,809)	$0.68
Unvested restricted common stock as of December 31, 2015	1,818,261	$0.76

The expense related to awards granted to employees and non‑employees was $455,000 and $2,551,000, respectively, for the year ended December 31, 2015.

As of December 31, 2015, the Company had unrecognized stock‑based compensation expense related to its unvested restricted stock awards of $32,047,000, which is expected to be recognized over the remaining weighted average vesting period of 2.35 years.

Stock Options

A summary of the status of, and changes in, stock options as of December 31, 2015 and 2014 was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2014	—
Granted	1,030,068	$8.34
Exercised	(1,344)	$8.39
Cancelled or forfeited	(6,107)	$7.27
Outstanding at December 31, 2015	1,022,617	$8.35	9.5	$13,887
Exercisable at December 31, 2015	94,762	$7.51	9.2	$1,363
Vested and expected to vest at December 31, 2015	1,022,617	$8.35	9.5	$13,887

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the year ended December 31, 2015 was $5.68. The expense related to awards granted to employees and directors was $720,000 for the year ended December 31, 2015. There were no stock options granted during the year ended December 31, 2014 or the period ended December 31, 2013.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

Year Ended
December 31, 2015
Risk-free interest rate	1.6%
Expected dividend yield	—%
Expected term (in years)	6.0
Expected volatility	78.6%

Using the Black‑Scholes option pricing model, the weighted average grant date fair value of options granted to non‑employees during the year ended December 31, 2015 was $7.95. Unvested options granted to non‑employees are revalued at each measurement period until they vest. The expense related to awards granted to non‑employees was $301,000 for the year ended December 31, 2015. There were no stock options granted during the year ended December 31, 2014.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model.  The reporting date fair value was determined using the following weighted‑average assumptions:

Year Ended
December 31, 2015
Risk-free interest rate	2.0%
Expected dividend yield	—%
Expected term (in years)	10.0
Expected volatility	84.0%

As of December 31, 2015, the Company had unrecognized stock‑based compensation expense related to its unvested stock options of $4,753,000 which is expected to be recognized over the remaining weighted average vesting period of 3.36 years.

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

12. Income Taxes

A  reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

			Period from
			June 19, 2013
			(Inception) to
	Year ended December 31,		December 31,
	2015	2014	2013
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.0%	5.5%	6.3%
General business credit carryovers	3.2%	2.2%	2.4%
Non-deductible expenses	(15.6)%	(5.0)%	(0.7)%
Change in valuation allowance	(25.6)%	(36.7)%	(42.0)%
	—%	—%	—%

The Company has incurred net operating losses (NOLs) since June 2013. At December 31, 2015, the Company had federal and state net operating loss carryforwards of $32.1 million and $30.2 million, respectively, which expire beginning in 2033. As of December 31, 2015, the Company also had federal and state research and development tax credit carryforwards of $1.4 million and $0.9 million, respectively, which expire beginning in 2028.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to offset future taxable income and taxes payable. The Company has not completed a formal analysis under Section 382 of the Internal Revenue Code and therefore, has not determined whether a limitation has occurred. The Company will complete a full analysis of our tax attribute carryforwards prior to any utilization.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	Year ended December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,521	$6,643
Tax credit carryforwards	1,969	673
Deferred rent	516	626
Non-deductible expenses	577	79
Intangibles	376	327
Stock compensation	115	—
Total deferred tax assets	16,074	8,348
Less valuation allowance	(15,207)	(7,599)
Net deferred tax assets	867	749
Deferred tax liabilities—depreciation and amortization	(867)	(749)
Net deferred taxes	$—	$—

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In November 2015, the Financial Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax assets and liabilities into current and non-current amounts in the balance sheet. Rather, it requires that deferred tax assets and liabilities are classified as non-current in the balance sheet. The Company adopted this standard prospectively for the year ended December 31, 2015 and prior periods were not retrospectively adjusted.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are principally comprised of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $15.2 million and $7.6 million has been established at December 31, 2015 and 2014, respectively. The change in valuation allowance was $7.6 million for the year ended December 31, 2015, principally due to additional federal and state operating losses.

The Company has not yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. At December 31, 2015 and 2014, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. Since the

Company has incurred operating losses since inception, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available. The Company did not have any international operations as of December 31, 2015. There are currently no federal or state audits in process.

13. Related‑Party Transactions

Since inception, the Company received consulting and management services from one of its investors. In January 2014, the Company issued 470,589 shares of common stock as partial compensation for these services. The fair value of the shares was approximately $238,000.

The total amount of consulting and management services provided by this investor was approximately $122,000,  $1,280,000, and $2,379,000  during the years ended December 31, 2015,  2014, and the period ended December 31, 2013,  respectively. As of December 31, 2015, the Company included approximately $7,000 in accounts payable related to service fees charged by this investor.

During the year ended December 31, 2015 the Company recognized $17,334,000 of revenue associated with its collaboration with Genzyme related to research and development services provided during this period. The company also recognized $2,316,000 of expense during the year ended December 31, 2015 related to in‑kind services provided by Genzyme associated with the collaboration arrangement.

14. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Collaboration revenue	$2,576	$4,884	$4,937	$4,937	$17,334
Total operating expenses	7,404	8,851	8,956	12,377	37,588
Loss from operations	(4,828)	(3,967)	(4,019)	(7,440)	(20,254)
Net loss attributable to common shareholders	(15,813)	(6,746)	(6,914)	(8,817)	(38,290)
Net loss per share applicable to common stockholders – basic and diluted	$(15.81)	$(5.80)	$(5.25)	$(0.67)	$(9.14)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Collaboration revenue	$—	$—	$—	$—	$—
Total operating expenses	2,985	3,230	3,656	4,496	14,367
Loss from operations	(2,985)	(3,230)	(3,656)	(4,496)	(14,367)
Net loss attributable to common shareholders	(3,211)	(4,864)	(4,411)	(5,197)	(17,683)
Net loss per share applicable to common stockholders – basic and diluted	$(6.93)	$(8.11)	$(6.45)	$(6.58)	$(27.83)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2016
March 17, 2016
VOYAGER THERAPEUTICS, INC.
		By:	/s/Steven Paul, M.D. Steven Paul, M.D. Chief Executive Officer and President

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Voyager Therapeutics, Inc. (the "Company"), hereby severally constitute and appoint Steven Paul, M.D. and J. Jeffrey Goater, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/Steven Paul, M.D.	President, Chief Executive Officer and Director	March 17, 2016
Steven Paul, M.D.	(Principal Executive Officer)

/s/Jeff Goater	Chief Financial Officer	March 17, 2016
Jeff Goater	(Principal Financial and Accounting Officer)

/s/Mark Levin	Director	March 17, 2016
Mark Levin

/s/Jim Geraghty	Director	March 17, 2016
Jim Geraghty

/s/Michael Higgins	Director	March 17, 2016
Michael Higgins

/s/Perry A. Karsen	Director	March 17, 2016
Perry A. Karsen

/s/Steven Hyman, M.D.	Director	March 17, 2016
Steven Hyman, M.D.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant.	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	10/28/2015	333-207367

10.1	2014 Stock Option and Grant Plan and forms of award agreements thereunder	S-1/A	10.1	10/28/2015	333-207367

10.2	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.3	Collaboration Agreement by and between the Registrant and Genzyme Corporation, dated February 11, 2015.	S-1/A	10.3	11/06/2015	333-207367

10.4	Exclusive License Agreement by and between the Registrant and the University of Massachusetts, dated January 30, 2014.	S-1/A	10.4	11/04/2015	333-207367

10.5	Lease Agreement by and between the Registrant and UP 45/75 Sidney Street, LLC, dated as of April 1, 2014.	S-1	10.5	10/30/2015	333-207367

10.6	Offer Letter by and between the Registrant and Bernard Ravina, M.D., dated January 15, 2014.	S-1	10.6	10/30/2015	333-207367

10.7	Offer Letter by and between the Registrant and Robert Pietrusko, Pharm. D., dated May 13, 2014.	S-1	10.7	10/30/2015	333-207367

10.8	Offer Letter by and between the Registrant and Steven Paul, M.D., dated July 24, 2014.	S-1	10.8	10/30/2015	333-207367

10.9	Form of Indemnification Agreement to be entered into between the Registrant and its directors.	S-1	10.9	10/30/2015	333-207367

10.10	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers.	S-1	10.10	10/30/2015	333-207367

10.11	License Agreement, by and between the Registrant and ReGenX Biosciences, LLC, dated May 28, 2015.	S-1/A	10.11	11/04/2015	333-207367

10.12	2015 Employee Stock Purchase Plan.	S-1	10.12	10/30/2015	333-207367

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1+	Certification of Chief Executive Officer and Principal Chief Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

+ The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.