Form 10-Q
period 2016-06-30
Voyager Therapeutics, Inc.
filed 2016-08-11
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2016 was 26,728,485.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

• our ability to advance our other programs through preclinical development and into clinical trials, including filing of an Investigational New Drug application for our ALS program in late 2017, and successfully complete such clinical trials;

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarerly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarerly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

VOYAGER THERAPEUTICS

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$67,032	$31,309
Marketable investments, current	136,961	163,028
Prepaid expenses and other current assets	1,484	1,557
Total current assets	205,477	195,894
Property and equipment, net	3,603	3,234
Deposits and other non-current assets	735	321
Marketable investments, non-current	—	30,008
Total assets	$209,815	$229,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$454	$612
Accrued expenses	5,049	3,430
Deferred rent, current portion	—	300
Deferred revenue, current portion	14,257	19,589
Total current liabilities	19,760	23,931
Deferred rent, net of current portion	1,390	1,015
Deferred revenue, net of current portion	32,927	35,393
Other non-current liabilities	34	44
Total liabilities	54,111	60,383
Commitments and contingencies (see note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2016 and December 31, 2015; 25,276,258 and 24,930,979 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	221,964	219,122
Accumulated other comprehensive (loss) income	60	(251)
Accumulated deficit	(66,345)	(49,822)
Total stockholders’ equity	155,704	169,074
Total liabilities and stockholders’ equity	$209,815	$229,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaboration revenue	$3,720	$4,884	$8,550	$7,460
Operating expenses:
Research and development	10,484	6,455	19,216	11,978
General and administrative	2,854	2,396	6,419	4,277
Total operating expenses	13,338	8,851	25,635	16,255
Operating loss	(9,618)	(3,967)	(17,085)	(8,795)
Other income (expense)
Interest income	433	73	898	73
Other expense, net	(150)	(1)	(336)	(9,750)
Total other income (expense)	283	72	562	(9,677)
Net loss	$(9,335)	$(3,895)	$(16,523)	$(18,472)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale-securities	30	(20)	311	(20)
Total other comprehensive gain	30	(20)	311	(20)
Comprehensive loss	$(9,305)	$(3,915)	$(16,212)	$(18,492)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(9,335)	$(3,895)	$(16,523)	$(18,472)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,452)	—	(3,451)
Accrued dividends on series A preferred stock	—	(399)	—	(636)
Net loss attributable to common stockholders	$(9,335)	$(6,746)	$(16,523)	$(22,559)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(5.94)	$(0.66)	$(21.34)
Weighted-average common shares outstanding, basic and diluted	25,228,405	1,135,101	25,152,587	1,057,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities
Net loss	$(16,523)	$(18,472)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,739	1,204
Depreciation	288	276
Amortization of premiums and discounts on marketable securities	427	110
Change in fair value of preferred stock tranche liability	—	9,750
In-kind research and development expenses	752	2,065
Deferred rent	75	(134)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73	612
Other non-current assets	57	(969)
Deferred revenue	(8,550)	62,541
Accounts payable	(158)	(157)
Accrued expenses	1,619	811
Other non-current liabilities	—	(169)
Lease incentive benefit	—	138
Net cash (used in) provided by operating activities	(19,201)	57,606
Cash flow from investing activities
Purchases of property and equipment	(657)	(650)
Change in restricted cash	(471)	—
Purchases of marketable securities	(12,041)	(88,029)
Proceeds from maturities of marketable securities	68,000	4,000
Net cash provided by (used in) investing activities	54,831	(84,679)
Cash flow from financing activities
Proceeds from the issuance of redeemable convertible preferred stock net of discount and issuance costs	—	104,779
Proceeds from the issuance of common stock and restricted stock	—	7
Proceeds from the exercise of stock options	93	—
Net cash provided by financing activities	93	104,786
Net increase in cash and cash equivalents	35,723	77,713
Cash and cash equivalents, beginning of period	31,309	7,035
Cash and cash equivalents, end of period	$67,032	$84,748
Supplemental disclosure of cash and non-cash activities
Accretion of redeemable convertible preferred stock to redemption value	$—	$3,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (“the Company”) is a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system (the “CNS”). The Company focuses on CNS diseases where it believes that an adeno‑associated virus (“AAV”) gene therapy approach can have a clinically meaningful impact by either increasing or decreasing the production of a specific protein. The Company has created a product engine that enables it to engineer, optimize, manufacture, and deliver its AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. The Company’s product engine has rapidly generated seven programs for CNS indications, including advanced Parkinson’s disease, a form of monogenic amyotrophic lateral sclerosis, Friedreich’s ataxia, Huntington’s disease, spinal muscular atrophy, frontotemporal dementia / Alzheimer’s disease, and severe, chronic pain. The Company’s most advanced clinical candidate, VY‑AADC01, is being evaluated for the treatment of advanced Parkinson’s disease in an open‑label, Phase 1b clinical trial with the goal of generating human proof‑of‑concept data in the fourth quarter of 2016.

The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, risks of failure of pre‑clinical studies and clinical trials, the need to obtain adequate additional funding, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, ability to transition from pilot‑scale manufacturing to large‑scale production of products, and reliance on external sources for financing. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

In February 2015, the Company entered into an agreement with Genzyme (“Collaboration Agreement”), which included a non-refundable upfront payment of $65.0 million. In addition, contemporaneous with entering into the Collaboration Agreement, Genzyme entered into a Series B Stock Purchase Agreement, under which Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million.

Through June 30, 2016, the Company had raised approximately $278.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and proceeds from the Collaboration Agreement. The Company believes that its cash, cash equivalent, and available-for-sale securities of $204.0 million as of June 30, 2016 is sufficient to fund its current operating plan into 2019. There can be no assuance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements include those of the Company and its subsidiary, Voyager Securities Corporation, after elimination of all intercompany accounts and transactions.

In November 2015, the Company completed the sale of 5,750,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $14.00 per share, resulting in net proceeds to the Company of $72.9 million after deducting underwriting discounts, commissions, and offering expenses paid by the Company. On October 29, 2015, in preparation for the Company's IPO, the Company's Board of Directors and stockholders approved a 1-for-4.25 reverse split of the Company's common stock, which became effective on October 29, 2015. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock as of November 16, 2015, resulting in the issuance by the Company of an additional 17,647,054 shares of common stock. The significant increase in shares outstanding in November 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculation.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014‑09, Revenue From Contracts With Customers. ASU 2014‑09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The adoption of this ASU will include updates as provided under ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, Presentations of Financial Statements, Going Concern, which requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this accounting standard may affect the Company’s financial statement disclosures in future periods. The Company has evaluated the impact of this ASU if it had been applied to these financial statements and determined that they would have concluded that there is not substantial doubt about the Company’s ability to continue as a going concern.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016	(in thousands)
Money market funds included in cash and cash equivalents	$65,463	$65,463	$—	$—
Marketable securities:
U.S. Treasury notes	110,019	110,019	—	—
U.S. Government agency securities	26,942	—	26,942	—
Total	$202,424	$175,482	$26,942	$—
December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$29,601	$—	$—
Marketable securities:
U.S. Treasury notes	157,981	157,981	—	—
U.S. Government agency securities	35,055	—	35,055	—
Total	$222,637	$187,582	$35,055	$—

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

Cash, cash equivalents and available for sale investments included the following at June 30, 2016 and December 31, 2015:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of June 30, 2016
Money market funds included in cash and cash equivalents	$65,463	$—	$—	$65,463
Total money market funds included in cash and cash equivalents	$65,463	$—	$—	$65,463
Marketable securities:
U.S. Treasury notes	109,964	55	—	110,019
U.S. Government agency bonds	26,937	5	—	26,942
Total marketable securities	$136,901	$60	$—	$136,961
Total money market funds and marketable securities	$202,364	$60	$—	$202,424
As of December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Total money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Marketable securities:
U.S. Treasury notes	158,166	—	185	157,981
U.S. Government agency bonds	35,121	—	66	35,055
Total marketable securities	$193,287	$—	$251	$193,036
Total money market funds and marketable securities	$222,888	$—	$251	$222,637

The estimated fair value of the Company’s marketable securities balance at June 30, 2016, by contractual maturity, is as follows:

Due in one year or less	$136,961

5. Accrued Expenses

Accrued expenses as of June 30, 2016 and December 31, 2015 consist of the following:

	As of June 30,	As of December 31,
	2016	2015
	(in thousands)
Research and development costs	$3,245	$1,329
Employee compensation costs	1,096	1,338
Professional services	435	350
Patent costs	134	235
Other	139	178
Total	$5,049	$3,430

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

The Company received a leasehold improvement incentive from the landlord totaling $1.3 million. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the life of the lease. These leasehold improvements have been recorded as fixed assets.

In January 2016, the Company executed an amendment to extend the lease to December 2024 to coincide with an agreement to lease an additional facility of approximately 26,000 square feet in Cambridge, Massachusetts. The leases also include two renewal options, each for five year terms and at fair market value upon exercise. The Company will expense rent on a straight‑line basis over the term of the new lease, including any rent‑free periods once the landlord delivery date has commenced. The delivery date is currently set for the third quarter of 2016 and the new space is projected to be ready for occupancy in early 2017.

The Company received a leasehold improvement incentive for the new lease from the landlord totaling $3.5 million. The Company will record these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the life of the lease.

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2016 (in thousands):

Total Minimum
Lease Payments
(in thousands)
2016	594
2017	3,211
2018	3,290
2019	3,382
2020	3,762
2021+	16,140
$30,379

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

Upon Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company is responsible for all commercialization activities relating to Split Territory Licensed Products in the United States, including all of the associated costs. Genzyme is responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Genzyme exercised its co‑commercialization rights for the Hungtingtons’ Program product (“Huntington’s Licensed Product”), Genzyme will be the lead party responsible for all commercialization activities related to such product in the United States.

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

The Company recognizes the amounts associated with research and development services on a straight line basis over the estimated period of service as there is no discernable pattern or objective measure of performance for the services. Similarly, the Company recognizes the amount associated with the committee obligations on a straight line basis over the period of service consistent with the expected pattern of performance. During the second quarter of 2016, the Company reassessed the estimated period of performance for each of its units of accounting and, based on current facts and circumstances, determined that the estimated period would be extended for two units of accounting. This adjustment was made on a prospective basis and resulted in a decrease in revenues recognized by $1.2 million during the three months ended June 30, 2016. The amounts allocated to the license option will be deferred until the option is exercised. The revenue recognition upon option exercise will be determined based on whether the license has standalone value from the remaining deliverables at the time of exercise.

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

During the three and six months ended June 30, 2016, the Company recognized $3,720,000 and $8,550,000, respectively of revenue associated with its collaboration with Genzyme related to research and development services performed during the periods. As of June 30, 2016, there is $47,184,000 of deferred revenue related to the Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Genzyme has the option to license under the Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. The Company does not separately track or segregate the amount of costs incurred under the Collaboration Agreement. All of these costs are included in research and development expenses in the Company’s statement of operations during the three and six months ended June 30, 2016. The Company estimates that the majority of research and development expense during the period relate to programs for which Genzyme has an option right.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of June 30, 2016 or December 31, 2015.

7. Redeemable Convertible Preferred Stock

In November 2015, upon the closing of the Company’s IPO, all issued and outstanding redeemable convertible preferred stock was automatically converted into 17,647,054 shares of common stock.

The Company has authorized preferred stock amounting to 5,000,000 shares as of June 30, 2016 and December 31, 2015. The authorized preferred stock was classified under stockholders’ equity at June 30, 2016 and December 31, 2015.

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

Effective January 1, 2016, an additional 1,069,971 shares were added to the Company’s 2015 Stock Option Plan for future issuance. As of June 30, 2016, there were 1,951,746 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three and six months ended June 30, 2016, the Company issued a total of 200,200 and 806,010 stock options, respectively, to employees and directors under the 2015 Stock Option Plan.

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

These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During the six months ended June 30, 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable. Accordingly, stock-based compensation expense in the amount of $231,000 and $809,000 was recorded related to this award during the three and six months ended June 30, 2016, respectively. No stock‑based compensation expense was recorded for the remaining two Founders’ awards with performance-based vesting as of June 30, 2016 as the performance-based milestones related to these awards were not probable.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 Employee Stock Purchase Plan became effective upon the completion of the IPO. A total of 267,492 shares of common stock were subsequently added during the six months ended June 30, 2016.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$931	$634	$2,048	$859
General and administrative	387	268	691	345
Total stock-compensation expense	$1,318	$902	$2,739	$1,204

Restricted Stock

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plan was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2015	1,818,261	$0.76
Issued	—	—
Vested	(332,369)	$0.76
Repurchased	(35,540)	—
Unvested restricted common stock as of June 30, 2016	1,450,352	$0.75

The expense related to awards granted to employees and non-employees was $132,000 and $454,000 for the three months ended June 30, 2016, respectively, and $264,000 and $1,181,000 for the six months ended June 30, 2016, respectively. The expense related to awards granted to employees and non-employees was $191,000 and $662,000, respectively, for the six months ended June 30, 2015. No restricted stock awards were granted during the three months ended June 30, 2015.

As of June 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $12,511,000, which is expected to be recognized over the remaining average vesting period of 1.8 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2016:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2015	1,022,617	$8.35
Granted	806,010	$11.58
Exercised	(12,910)	$7.27
Cancelled or forfeited	(31,766)	$9.93
Outstanding at June 30, 2016	1,783,951	$9.80	9.3	$2,817
Exercisable at June 30, 2016	266,194	$8.34	8.7	$709
Vested and expected to vest at June 30, 2016	1,783,951	$9.80	9.3	$2,817

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three and six months ended June 30, 2016 was $8.27 and $7.48 per share, repectively. The expense related to awards granted to employees and directors was $690,000 and $1,240,000 for the three and six months ended June 30, 2016, respectively. The weighted average fair value of options granted to employees and directors during the six months ended June 30, 2015 was $4.93 per share. The expense related to awards granted to employees and directors was $137,000 for the six months ended June 30, 2015. There were no awards granted to employees and directors during the three months ended March 31, 2015.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2016
Risk-free interest rate	1.3%	1.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.5%	73.1%

Using the Black‑Scholes option pricing model, the weighted average grant date fair value of options granted to non‑employees during the six months ended June 30, 2016 was $7.10 per share. There were no awards granted to non-employees during the three months ended June 30, 2016. Unvested options granted to non‑employees are revalued at each measurement period until fully vested. The expense related to awards granted to non‑employees was $42,000 and $54,000 for the three and six months ended June 30, 2016, respectively. The weighted average grant date fair value of options granted to non-employees during the six months ended June 30, 2015 was $6.08 per share. The expense related to awards granted to non-employees was $215,000 for the six months ended June 30, 2015. There were no awards granted to non-employees during the three months ended March 31, 2015.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

Six Months Ended
June 30, 2016
Risk-free interest rate	1.5%
Expected dividend yield	—%
Expected term (in years)	10.0
Expected volatility	84.1%

As of June 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $9,520,000 which is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

For the three and six months ended June 30, 2016 and June 30, 2015, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that are publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

9. Net Loss Per Share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	As of June 30,
	2016	2015
Redeemable convertible preferred stock	—	17,647,054
Unvested restricted common stock	1,450,352	2,160,342
Outstanding stock options	1,783,951	339,035
Total	3,234,303	20,146,431

10. Related‑Party Transactions

During the three and six months ended June 30, 2016 and June 30, 2015, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was approximately  $16,000 and $19,000 during the three and six months ended June 30, 2016, respectively. The total amount of services provided by this investor was approximately $45,000 and $115,000 during the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the Company had a  balance of $16,000 in accounts payable related to service fees charged by this investor.

During the three and six months ended June 30, 2016,  the Company recognized $3,720,000 and $8,550,000, respectively, of revenue associated with the Collaboration Agreement related to research and development services provided during this period. During the three and six months ended June 30, 2015, the Company recognized $4,884,000 and $7,460,000, respectively, of revenue associated with the Collaboration Agreement related to research and development services provided during the period. The Company also recognized $271,000 and $753,000 of expense during the three and six months ended June 30, 2016, respectively, related to in‑kind services provided by Genzyme associated with the Collaboration Agreement. The Company recognized $1,059,000 and $2,065,000 of expense during the three and six months ended June 30, 2015, respectively, related to in-kind services provided by Genzyme under the Collaboration Agreement.

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

Overview

We are a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system, or CNS. We focus on CNS diseases where we believe an adeno‑associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have created a product engine, which enables us to engineer, optimize, manufacture, and deliver our AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. Our product engine has rapidly generated seven programs for CNS indications, including advanced Parkinson’s disease; a monogenic form of ALS; Friedreich’s ataxia; Huntington’s disease; spinal muscular atrophy, frontotemporal dementia / Alzheimer’s disease, and severe, chronic pain. Our most advanced clinical candidate, VY‑AADC01, is being evaluated for the treatment of advanced Parkinson’s disease in an open‑label, Phase 1b clinical trial with the goal of generating human proof‑of‑concept data in the fourth quarter of 2016. We expect to submit an an Investigational New Drug Application, or IND, for our ALS program, VY-SOD101, in late 2017.

Our pipeline of gene therapy programs is summarized in the table below:

Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which CNS indications to pursue and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Prior to the completion of our initial public offering, or IPO, we funded our operations primarily through private placements of redeemable convertible preferred stock and common stock and our collaboration with Genzyme, or the Genzyme Collaboration, which commenced in February 2015. In November 2015, we closed our IPO whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions, and offering expenses.

We have incurred significant operating losses since our inception. Our net losses were $16.5 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $66.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2016, we recognized $8.6 million of collaboration revenue from the Genzyme Collaboration.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the continuation of the Phase 1b clinical trial of VY‑AADC01, and the initiation of our clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees paid to outside consultants. We also anticipate increased expenses in comparison to general and administrative expenses of the prior year, associated with being a public company including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, and investor relations costs.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$3,720	$4,884	$(1,164)
Operating expenses:
Research and development	10,484	6,455	4,029
General and administrative	2,854	2,396	458
Total operating expenses	13,338	8,851	4,487
Other expense, net:
Total other expense, net	283	72	211
Net loss	$(9,335)	$(3,895)	$(5,440)

Collaboration Revenue

Collaboration revenue was $3.7 million and $4.9 million for the three months ended June 30, 2016 and June 30, 2015, respectively, all of which related to the Genzyme Collaboration in recognition of amounts allocated to research and development services for various programs under the Collaboration Agreement. Generally, the amounts allocated to these programs are expected to be recognized on a straight line basis over the period the services are provided for each program. During the second quarter of 2016, we reassessed the estimated period of performance for each of its units of accounting and, based on current facts and circumstances, determined that the estimated period would be extended for two units of accounting. This adjustment resulted in a decrease in revenues recognized by $1.2 million during the three months ended June 30, 2016.

Research and Development Expense

Research and development expense increased by $4.0 million from $6.5 million for the three months ended June 30, 2015, to $10.5 million for the three months ended June 30, 2016. The following table summarizes our research and development expenses, for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Process and platform development expenses	$5,363	$3,546	$1,817
Employee and contractor related expenses	3,645	2,440	1,205
Facility and other expenses	1,382	429	953
License fees	94	40	54
Total research and development expenses	$10,484	$6,455	$4,029

The increase in research and development expense for the three months ended June 30, 2016 was primarily attributable to the following:

•

approximately $1.5 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, and manufacturing and production preparation activities on our behalf, and increased purchases of lab supplies and non‑capital equipment used in designing, developing, and manufacturing preclinical study materials, and an additional expense of approximately $0.3 million attributable to in‑kind research and development services incurred by Genzyme and provided to us under the Genzyme Collaboration;

•	approximately $1.2 million for increased research and development employee compensation costs due to increases in research and development headcount; and
•	approximately $1.0 million for increases in facility and other costs including rent, depreciation, maintenance and other expenses primarily related to higher research and development headcount.

General and Administrative Expense

General and administrative expense increased by $0.5 million from $2.4 million for the three months ended June 30, 2015 to $2.9 million for the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.8 million related to the increase in administrative headcount;
•	approximately $0.2 million related to increases in patent filing fees; and
•	offset by decreases of approximately $0.5 million in expenses related to IPO consulting expenses as compared to the same period in 2015.

Other Income (Expense)

Interest income of approximately $0.3 million was recognized during the three months ended June 30, 2016. There was lower interest income during the three months ended June 30, 2015 due to lower cash and cash equivalent balances held during that time.

Comparison of the six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$8,550	$7,460	$1,090
Operating expenses:
Research and development	19,216	11,978	7,238
General and administrative	6,419	4,277	2,142
Total operating expenses	25,635	16,255	9,380
Other expense, net:
Interest income (expense), net	898	73	825
Other expense, net	(336)	(9,750)	9,414
Total other expense, net	562	(9,677)	10,239
Net loss	$(16,523)	$(18,472)	$1,949

Collaboration Revenue

Collaboration revenue was $8.6 million and $7.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively, all of which related to the Genzyme Collaboration in recognition of amounts allocated to research and development services for various programs under the Collaboration Agreement. The Colloboration Agreement was entered into in February 2015. Generally, the amounts allocated to these programs are expected to be recognized on a straight line basis over the period the services are provided for each program. During the second quarter of 2016, we reassessed the estimated period of performance for each of its units of accounting and, based on current facts and circumstances, determined that the estimated period would be extended for two units of accounting.

Research and Development Expense

Research and development expense increased by $7.2 million from $12.0 million for the six months ended June 30, 2015, to $19.2 million for the six months ended June 30, 2016. The following table summarizes our research and development expenses, for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Process and platform development expenses	$9,962	$6,874	$3,088
Employee and contractor related expenses	7,200	4,114	3,086
Facility and other expenses	1,930	845	1,085
License fees	124	145	(21)
Total research and development expenses	$19,216	$11,978	$7,238

The increase in research and development expense for the six months ended June 30, 2016 was primarily attributable to the following:

•	approximately $3.1 million for increased research and development employee compensation costs due to increases in research and development headcount;
•

approximately $2.3 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, and manufacturing and production preparation activities on our behalf, and increased purchases of lab supplies and non‑capital equipment used in designing, developing, and manufacturing preclinical study materials, and an additional expense of approximately $0.8 million attributable to in‑kind research and development services incurred by Genzyme and provided to us under the Genzyme Collaboration; and

•	approximately $1.1 million for increases in facility and other costs including rent, depreciation, maintenance and other expenses primarily related to higher research and development headcount.

General and Administrative Expense

General and administrative expense increased by $2.1 million from $4.3 million for the six months ended June 30, 2015 to $6.4 million for the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.7 million related to the increase in administrative headcount;
•	approximately $0.6 million related to the increase in facility costs including rent, depreciation, and maintenance expenses;
•	approximately $0.4 million related to increases in patent filing fees; and
•	offset by decreases of approximately $0.6 million in expenses related to IPO consulting expenses as compared to the same period in 2015.

Other Income (Expense)

Interest income of approximately $0.6 million was recognized during the six months ended June 30, 2016. There was immaterial interest income during the six months ended June 30, 2015 due to lower cash and cash equivalent balances held during that time. Other expenses during the six months ended June 30, 2015 of $9.7 million consisted primarily of the re-measurement losses associated with the change in the fair value of the Series A Preferred Stock tranche rights for the Series A Preferred Stock. In February 2015, upon the issuance of the final tranche of Series A Preferred Stock, the tranche right liability was reclassified to Series A Preferred Stock and no further re-measurement gains or losses were recognized related to these tranche rights.

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

As of June 30, 2016, we had cash, cash equivalents, and marketable securities of $204.0 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,201)	$57,606
Investing activities	54,831	(84,679)
Financing activities	93	104,786
Net increase in cash and cash equivalents	$35,723	$77,713

Net Cash (Used in) Provided by Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $19.2 million during the six months ended June 30, 2016 compared to $57.6 million of cash provided by operating activities during the six months ended June 30, 2015. The decrease in cash provided by operating activities during the six months ended June 30, 2016 was due to the $65.0 million upfront payment from Genzyme under the Collaboration Agreement in February 2015, as well as increases in cash used for increased operating expenses, adjusted for non-cash items. The increases in operating expenses are primarily due to increased research and development activities, as well as higher general and administrative expenses as a result of operating as a public company during the six months ended June 30, 2016.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $54.8 million during the six months ended June 30, 2016 compared to $84.7 million of cash used in by investing activities during the six months ended June 30, 2015. The increase in cash provided by investing activities for the six months ended June 30, 2016 was primarily due to the receipt of proceeds from maturities of marketable securities of $68.0 million, partially offset by $12.0 million for purchases of marketable securities, $0.7 million for purchases of property and equipment, and funding an additional $0.5 million in restricted cash as required by our lease agreement for additional space. The cash used for investing activities for the six months ended June 30, 2015 was primarily due to $88.0 million for purchases of marketable securities partially offset by $4.0 million in proceeds from maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2016, primarily from proceeds of exercises of stock options. Net cash provided by financing activities was $104.8 million during the six months ended June 30, 2015 primarily due to the issuance of $20.0 million of Series A Preferred Stock and $90.0 million of Series B Preferred Stock, of which $5.0 million in proceeds were in excess of the Series B Preferred Stock’s fair value and were allocated to deferred revenue.

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

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$30,379	$594	$6,501	$7,144	$16,140

(1)	We lease office space at in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2024.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2015 and June 30, 2016, respectively.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company with a limited operating history, and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net loss was $16.5 million and $18.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $66.3 million.

Prior to our IPO, we financed our operations primarily through private placements of our redeemable convertible preferred stock and our collaboration agreement with Genzyme. In November 2015 we completed our IPO whereby we sold 5,750,000 shares of common stock, resulting in net proceeds to us of $72.9 million. To date, we have devoted substantially all of our financial resources to building our product engine, selecting product programs, conducting research and development, including preclinical and clinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing our collaboration with Genzyme. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2016, our cash, cash equivalents, and marketable securities were $204.0 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2019.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of product discovery, preclinical studies, and clinical trials for our product candidates;
•	the scope, prioritization, and number of our research and development programs;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under the Genzyme Collaboration and any other collaboration agreements we obtain;
•	the ability of our collaboration partners to exercise options to extend research and development programs;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies;

•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

The price of our common stock is likely to be volatile and fluctuates substantially. From January 1, 2016 through June 30, 2016, the closing price of our common stock ranged from a high of $21.15 to a low of $8.56 on the NASDAQ Global Select Market. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Common Stock

On November 16, 2015 we closed our IPO whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions, and offering expenses paid by us. The underwriters were Cowen and Company, LLC, Piper Jaffray & Co., Wedbush Securities Inc. and Nomura Securities International, Inc.

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

Date: August 11, 2016	VOYAGER THERAPEUTICS

	By:	/s/ Steven M. Paul, M.D.
Steven M. Paul, M.D.
President and Chief Executive Officer; Director
(Principal Executive Officer)

	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Financial Officer
(Principal Financial and Accounting Officer)