Form 10-Q
period 2016-09-30
Voyager Therapeutics, Inc.
filed 2016-11-10
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 7, 2016 was 26,720,082.



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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

• our ability to continue to advance VY-AADC01 through the current Phase 1b clinical trial as a treatment for advanced Parkinson’s disease and establish human proof-of-concept in early December 2016;

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

• regulatory developments, including those in the United States and the European Union;

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

VOYAGER THERAPEUTICS

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$63,507	$31,309
Marketable securities, current	127,646	163,028
Prepaid expenses and other current assets	1,868	1,557
Total current assets	193,021	195,894
Property and equipment, net	4,253	3,234
Deposits and other non-current assets	2,294	321
Marketable securities, non-current	2,416	30,008
Total assets	$201,984	$229,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$787	$612
Accrued expenses	6,304	3,430
Deferred rent, current portion	—	300
Deferred revenue, current portion	12,296	19,589
Total current liabilities	19,387	23,931
Deferred rent, net of current portion	1,988	1,015
Deferred revenue, net of current portion	31,456	35,393
Other non-current liabilities	29	44
Total liabilities	52,860	60,383
Commitments and contingencies (see note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2016 and December 31, 2015; 25,419,245 and 24,930,979 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	223,811	219,122
Accumulated other comprehensive income (loss)	630	(251)
Accumulated deficit	(75,342)	(49,822)
Total stockholders’ equity	149,124	169,074
Total liabilities and stockholders’ equity	$201,984	$229,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Collaboration revenue	$3,308	$4,937	$11,858	$12,397
Operating expenses:
Research and development	10,309	6,481	29,526	18,459
General and administrative	3,370	2,475	9,789	6,752
Total operating expenses	13,679	8,956	39,315	25,211
Operating loss	(10,371)	(4,019)	(27,457)	(12,814)
Other income (expense)
Interest income	1,171	102	2,069	175
Other expense, net	(99)	—	(435)	(9,750)
Total other income (expense)	1,072	102	1,634	(9,575)
Loss before income taxes	(9,299)	(3,917)	(25,823)	(22,389)
Income tax benefit	303	—	303	—
Net loss	$(8,996)	$(3,917)	$(25,520)	$(22,389)
Other comprehensive income
Net unrealized gain on available-for-sale-securities, net of tax expense of $570 for the three and nine months ended September 30, 2016	570	58	881	38
Total other comprehensive income	570	58	881	38
Comprehensive loss	$(8,426)	$(3,859)	$(24,639)	$(22,351)
Reconciliation of net loss to net loss attributable to common stockholders:
Loss before income taxes	$(8,996)	$(3,917)	$(25,520)	$(22,389)
Accretion of redeemable convertible preferred stock to redemption value	—	(2,594)	—	(6,045)
Accrued dividends on series A preferred stock	—	(403)	—	(1,039)
Net loss attributable to common stockholders	$(8,996)	$(6,914)	$(25,520)	$(29,473)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(5.25)	$(1.01)	$(25.36)
Weighted-average common shares outstanding, basic and diluted	25,374,381	1,317,150	25,227,058	1,161,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities
Net loss	$(25,520)	$(22,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,528	2,061
Depreciation	448	436
Amortization of premiums and discounts on marketable securities	571	261
Change in fair value of preferred stock tranche liability	—	9,750
In-kind research and development expenses	989	2,190
Other non-cash items	(409)	(205)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(311)	243
Other non-current assets	57	14
Deferred revenue	(12,219)	57,604
Accounts payable	175	(1,013)
Accrued expenses	2,301	1,952
Other non-current liabilities	—	(186)
Lease incentive benefit	—	138
Net cash (used in) provided by operating activities	(29,390)	50,856
Cash flow from investing activities
Purchases of property and equipment	(1,160)	(909)
Change in restricted cash	(471)	—
Purchases of marketable securities and warrants	(66,627)	(100,283)
Proceeds from maturities of marketable securities	129,700	6,000
Net cash provided by (used in) investing activities	61,442	(95,192)
Cash flow from financing activities
Proceeds from the issuance of redeemable convertible preferred stock net of discount and issuance costs	—	104,779
Deferred initial public offering costs	—	(954)
Proceeds from the exercise of stock options and issuance of restricted stock	146	9
Net cash provided by financing activities	146	103,834
Net increase in cash and cash equivalents	32,198	59,498
Cash and cash equivalents, beginning of period	31,309	7,035
Cash and cash equivalents, end of period	$63,507	$66,533
Supplemental disclosure of cash and non-cash activities

Accretion of redeemable convertible preferred stock to redemption value	$—	$6,045
Deferred initial public offering costs included in accrued expenses	$—	$348

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (“the Company”) is a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system (the “CNS”). The Company focuses on CNS diseases where it believes that an adeno‑associated virus (“AAV”) gene therapy approach can have a clinically meaningful impact by either increasing or decreasing the production of a specific protein. The Company has created a product engine that enables it to engineer, optimize, manufacture, and deliver its AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. The Company’s product engine has rapidly generated six programs for CNS indications, including advanced Parkinson’s disease, a form of monogenic amyotrophic lateral sclerosis, Friedreich’s ataxia, Huntington’s disease, frontotemporal dementia / Alzheimer’s disease, and severe, chronic pain. The Company’s most advanced clinical candidate, VY‑AADC01, is being evaluated for the treatment of advanced Parkinson’s disease in an open‑label, Phase 1b clinical trial with the goal of generating human proof‑of‑concept data in early December 2016.

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

Through September 30, 2016, the Company had raised approximately $278.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering, and proceeds from the Collaboration Agreement. The Company believes that its cash, cash equivalents, and marketable debt securities of $191.2 million as of September 30, 2016 is sufficient to fund its current operating plan into 2019. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company, or if the Company needs additional funding that such funding will be available on terms acceptable to the Company, or at all.

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying condensed consolidated financial statements include those of the Company and its wholly owned subsidiary, Voyager Securities Corporation, after elimination of all intercompany accounts and transactions.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014‑09, Revenue From Contracts With Customers. ASU 2014‑09 amends ASC 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The adoption of this ASU has been subsequently amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption one year prior to the effectice date allowed, and allows for adoption using a full retrospective method, or a modified retrospective method. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016	(in thousands)
Money market funds included in cash and cash equivalents	$63,008	$63,008	$—	$—
Marketable securities:
U.S. Treasury notes	112,486	112,486	—	—
U.S. Government agency securities	15,160	—	15,160	—
Equity securities	2,416	2,416	—	—
Total marketable securities	$130,062	$114,902	$15,160	$—
Warrants to purchase equity securities	1,559	—	1,559	—
Total	$194,629	$177,910	$16,719	$—
December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$29,601	$—	$—
Marketable securities:
U.S. Treasury notes	157,981	157,981	—	—
U.S. Government agency securities	35,055	—	35,055	—
Total marketable securities	193,036	157,981	35,055	—
Total	$222,637	$187,582	$35,055	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 debt securities include U.S. Government agency securities that are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assuptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities on the acquisition date, September 2, 2016, and as of September 30, 2016 are as follows:

	As of September 2,	As of September 30,
	2016	2016
Risk-free interest rate	1.2%	1.1%
Expected dividend yield	—%	—%
Expected term (in years)	5.0	4.9
Expected volatility	92.3%	92.3%

The expected volatility is based on the historic volatility for the equity securities underlying the warrants and is calculated based on a period of time commensurate with the expected term assumption. The expected term is based on the remaining contractual life of the warrants on each measurement date. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the warrants. The expected dividend yield is assumed to be zero as the entity that issues the warrants has never paid and has not indicated any intention to pay dividends.

4. Cash, Cash Equivalents, and Available for Sale Marketable Securities

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

The Company classifies marketable debt securities with a remaining maturity when purchased of greater than three months as available‑for‑sale. Marketable debt securities with a remaining maturity date greater than one year and marketable equity securities are classified as non‑current where the Company has the intent and ability to hold these securities for at least the next 12 months. Available‑for‑sale debt securities are maintained by an investment manager and consist of U.S. Treasury securities and U.S. Government agency securities. During the third quarter in 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. The common stock is included in non-current marketable securities and the warrants are included in non-current assets.

All available‑for‑sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other‑than‑temporary” and, if so, recognizes the unrealized loss through a charge to the Company’s statement of operations and comprehensive loss. No other temporary losses have been recognized.

Cash, cash equivalents, and marketable securities included the following at September 30, 2016 and December 31, 2015:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of September 30, 2016
Money market funds included in cash and cash equivalents	$63,008	$—	$—	$63,008
Total money market funds included in cash and cash equivalents	$63,008	$—	$—	$63,008
Marketable securities:
U.S. Treasury notes	112,489	—	3	112,486
U.S. Government agency bonds	15,153	7	—	15,160
Total debt securities	$127,642	$7	$3	$127,646
Equity securities	1,220	1,196	—	2,416
Total marketable securities	$128,862	$1,203	$3	$130,062
Total money market funds and marketable securities	$191,870	$1,203	$3	$193,070
As of December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Total money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Marketable securities:
U.S. Treasury notes	158,166	—	185	157,981
U.S. Government agency bonds	35,121	—	66	35,055
Total marketable securities	$193,287	$—	$251	$193,036
Total money market funds and marketable securities	$222,888	$—	$251	$222,637

The estimated fair value of the Company’s debt securities balance at September 30, 2016, by contractual maturity, is as follows:

Due in one year or less	$127,646

5. Accrued Expenses

Accrued expenses as of September 30, 2016 and December 31, 2015 consist of the following:

	As of September 30,	As of December 31,
	2016	2015
	(in thousands)
Research and development costs	$2,552	$1,329
Employee compensation costs	1,953	1,338
Professional services	887	350
Other	856	178
Patent costs	56	235
Total	$6,304	$3,430

6. Commitments and Contingencies

Operating Leases

During March 2014, the Company entered into an agreement to lease its facility under a non‑cancelable operating lease that expires on December 15, 2019. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

The Company received a leasehold improvement incentive from the landlord totaling $1.3 million. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the life of the lease. These leasehold improvements have been recorded as fixed assets.

In January 2016, the Company executed an amendment to extend the lease to December 2024 to coincide with an agreement to lease an additional facility of approximately 26,000 square feet in Cambridge, Massachusetts. The leases include two renewal options, each for five year terms, and at fair market value upon exercise. The Company will expense rent on a straight‑line basis over the term of the new lease, including any rent‑free periods once the landlord delivery date has commenced, and the Company gains access to the facility. The Company received delivery of the property in September 2016 and the new space is projected to be ready for occupancy in early 2017.

The Company is entitled to receive  a leasehold improvement incentive for the new lease from the landlord totaling $3.5 million. The Company will record these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the life of the lease.

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2016:

Total Minimum
Lease Payments
(in thousands)
2016	298
2017	3,211
2018	3,290
2019	3,382
2020	3,762
2021+	16,140
$30,083

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

Under the Collaboration Agreement, the Company granted Genzyme an exclusive option to license, develop and commercialize (i) ex‑U.S. rights to the following programs, which are referred to as Split Territory Programs; VY‑AADC01 (“Parkinson’s Program”), VY‑FXN01 (“Friedreich’s Ataxia Program”), a future program to be designated by Genzyme (“Future Program”) and VY‑HTT01 (“Huntington’s Program”) with an incremental option to co‑commercialize VY‑HTT01 in the United States and (ii) worldwide rights to VY‑SMN101 (“Spinal Muscular Atrophy Program”). Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof‑of‑principle human clinical study (“POP Study”), on a program-by-program basis.

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

Upon Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company is responsible for all commercialization activities relating to Split Territory Licensed Products in the United States, including all of the associated costs. Genzyme is responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Genzyme exercised its co‑commercialization rights for the Huntingtons’ Program product (“Huntington’s Licensed Product”), Genzyme will be the lead party responsible for all commercialization activities related to such product in the United States.

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

During the second quarter of 2016, the Company reassessed the estimated period of performance for each of its units of accounting and, based on then current facts and circumstances, determined that the estimated period would be extended for two units of accounting. This adjustment was made on a prospective basis and resulted in a decrease in revenues recognized by $1.2 million per quarter due to this adjustment.  During the third quarter of 2016, the Company reassessed and reduced the estimates related to the amount of “in-kind” services that are expected to be provided by Genzyme. This adjustment was made on a prospective basis and resulted in a decrease in revenues recognized by $0.5 million during the three months ended September 30, 2016.

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

During the three and nine months ended September 30, 2016, the Company recognized $3,308,000 and $11,858,000, respectively of revenue associated with its collaboration with Genzyme related to research and development services performed during the periods. As of September 30, 2016, there is $43,752,000 of deferred revenue related to the Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Genzyme has the option to license under the Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. The Company does not separately track or segregate the amount of costs incurred under the Collaboration Agreement. All of these costs are included in research and development expenses in the Company’s statement of operations during the three and nine months ended September 30, 2016. The Company estimates that the majority of research and development expense during the period relate to programs for which Genzyme has an option right.

MRI Interventions License and Securities Purchase Agreements

In September 2016, the Company entered into Securities Purchase and License agreements with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The License Agreement provides for certain rights to MRIC technology, and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System, in order to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. Upon completion of the transfer of the manufacturing and know how, the Company may be obligated to purchase an additional $1.0 million of MRIC common stock at the then fair market value. In addition, the Company has purchased approximately $0.3 million of supplies for use in the ongoing development and clinical trials and have agreed to negotiate a Development and Supply agreement in the future.

Accounting Analysis

The Company has accounted for its interest in MRIC common stock under ASC 320 “Investments - Debt and Equity Securities” since the Company does not have the ability to control or exercise significant influence over the operations of MRIC. As the MRIC common stock is actively traded, the Company has accounted for the investment in MRIC common stock as an available-for-sale marketable security. The $2.0 million payment was allocated to the common stock and warrant, based on relative fair value. The investment in MRIC common stock was initially recorded at $1.2 million and the warrant was recorded at $0.8 million.

The shares of MRIC common stock are classified as non-current available-for-sale marketable securities and the warrants are classified as other assets in the accompanying balance sheet. Remeasurement gains related to the marketable securities are recorded as a component of other comprehensive income and gains related to the warrant are recorded as a component of other expenses in the consolidated statement of operations.

The Company concluded that the fair value of the potential obligation to purchase an additional $1.0 million of common stock was insignificant as the share acquisition price will be based on the market price of the MRIC common stock upon completion of the transfer of manufacturing and know how.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of September 30, 2016 or December 31, 2015.

7. Redeemable Convertible Preferred Stock

In November 2015, upon the closing of the Company’s IPO, all issued and outstanding redeemable convertible preferred stock was automatically converted into 17,647,054 shares of common stock.

The Company has authorized preferred stock amounting to 5,000,000 shares as of September 30, 2016 and December 31, 2015. The authorized preferred stock was classified under stockholders’ equity at September 30, 2016 and December 31, 2015.

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

Effective January 1, 2016, an additional 1,069,971 shares were added to the Company’s 2015 Stock Option Plan for future issuance. As of September 30, 2016, there were 1,879,606 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2016, the Company issued a total of 84,600 and 888,110 stock options, respectively, to employees and directors under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2016, the Company issued a total of 6,000 and 8,500 stock options, respectively, to non-employees under the 2015 Stock Option Plan.

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

These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During the nine months ended September 30, 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable. Accordingly, stock-based compensation expense in the amount of $151,000 and $960,000 was recorded related to this award during the three and nine months ended September 30, 2016, respectively. No stock‑based compensation expense was recorded for the remaining two Founders’ awards with performance-based vesting as of September 30, 2016 as the performance-based milestones related to these awards were not probable.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan, or the 2015 ESPP. Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible cmployees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deducations are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016, 267,492 shares of common stock were added to the 2015 ESPP.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$1,378	$627	$3,426	$1,486
General and administrative	411	230	1,103	575
Total stock-compensation expense	$1,789	$857	$4,529	$2,061

Restricted Stock

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plan was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2015	1,818,261	$0.76
Issued	—	—
Vested	(468,648)	$0.77
Repurchased	(48,776)	—
Unvested restricted common stock as of September 30, 2016	1,300,837	$0.74

The expense related to awards granted to employees and non-employees was $128,000 and $691,000, respectively, for the three months ended September 30, 2016, and $393,000 and $1,871,000 for the nine months ended September 30, 2016, respectively. The expense related to awards granted to employees and non-employees was $134,000 and $457,000, respectively, for the three months ended September 30, 2015, and $325,000 and $1,119,000 for the nine months ended September 30, 2015.

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $11,808,000, which is expected to be recognized over the remaining average vesting period of 1.6 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2016:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2015	1,022,617	$8.35
Granted	896,610	$11.83
Exercised	(19,618)	$7.50
Cancelled or forfeited	(36,990)	$10.07
Outstanding at September 30, 2016	1,862,619	$10.01	9.1	$4,353
Exercisable at September 30, 2016	388,345	$8.65	8.7	$1,311
Vested and expected to vest at September 30, 2016	1,862,619	$10.01	9.1	$4,353

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three and nine months ended September 30, 2016 was $8.98 and $7.62 per share, respectively. The expense related to awards granted to employees and directors was $914,000 and $2,155,000 for the three and nine months ended September 30, 2016, respectively. The weighted average fair value of options granted to employees and directors during the three and nine months ended September 30, 2015 was $5.66 and $5.39 per share, respectively. The expense related to awards granted to employees and directors was $215,000 and $352,000 for the three and nine months ended September 30, 2015, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.2%	1.7%	1.5%	1.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	73.2%	78.4%	73.1%	78.6%

Using the Black‑Scholes option pricing model, the weighted average grant date fair value of options granted to non‑employees during the nine months ended September 30, 2016 was $9.21 per share. Unvested options granted to non‑employees are revalued at each measurement period until fully vested. The expense related to awards granted to non‑employees was $56,000 and $110,000 for the three and nine months ended September 30, 2016, respectively. The weighted average grant date fair value of options granted to non-employees during the nine months ended September 30, 2015 was $6.23 per share. The expense related to awards granted to non-employees was $49,000 and $263,000 for the three and nine months ended September 30, 2015, respectively.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of September 30,
	2016	2015
Risk-free interest rate	1.9%	2.2%
Expected dividend yield	—%	—%
Expected term (in years)	8.9	10.0
Expected volatility	84.0%	82.6%

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $9,413,000 which is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

For the three and nine months ended September 30, 2016 and September 30, 2015, expected volatility was estimated using the historical volatility of the common stock of a peer group of publicly-traded companies that are similarly situatied to the Company. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

9. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

For the three and nine months ended September 30, 2016, the Company recognized an income tax benefit of $0.3 million, and tax expense in other comprehensive loss of $0.6 million related to the unrealized gain on available-for-sale securities. As of September 30, 2016, the Company recorded an accrued income tax provision of $0.3 million related to this tax benefit included within accrued expenses and other current liabilities in the condensed consolidated balance sheet, which is expected to be generated from continuing operations.

10. Net Loss Per Share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	As of September 30,
	2016	2015
Redeemable convertible preferred stock	—	17,647,054
Unvested restricted common stock	1,300,837	2,013,140
Outstanding stock options	1,862,619	852,249
Total	3,163,456	20,512,443

11. Related‑Party Transactions

During the three and nine months ended September 30, 2016 and September 30, 2015, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was approximately  $19,000 and $35,000 during the three and nine months ended September 30, 2016, respectively. The total amount of services provided by this investor was approximately $6,000 and $115,000 during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Company had a  balance of $19,000 in accounts payable related to consulting and management service fees charged by this investor.

During the three and nine months ended September 30, 2016,  the Company recognized $3,308,000 and $11,858,000, respectively, of revenue associated with the Collaboration Agreement related to research and development services provided during this period. During the three and nine months ended September 30, 2015, the Company recognized $4,937,000 and $12,397,000, respectively, of revenue associated with the Collaboration Agreement related to research and development services provided during the period. The Company also recognized $236,000 and $989,000 of expense during the three and nine months ended September 30, 2016, respectively, related to in‑kind services provided by Genzyme associated with the Collaboration Agreement. The Company recognized $125,000 and $2,190,000 of expense during the three and nine months ended September 30, 2015, respectively, related to in-kind services provided by Genzyme under the Collaboration Agreement.

NOTE 12. Subsequent Event

In November 2016, the Company elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the progress the Company has made in other preclinical programs, and the evolving competitive landscape. Collaboration revenue recognition related to this program will be assessed during the fourth quarter 2016 and is expected to decrease.

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

These forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system, or CNS. We focus on CNS diseases where we believe an adeno‑associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have created a product engine, which enables us to engineer, optimize, manufacture, and deliver our AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. Our product engine has rapidly generated six programs for CNS indications, including advanced Parkinson’s disease; a monogenic form of ALS; Friedreich’s ataxia; Huntington’s disease; frontotemporal dementia / Alzheimer’s disease, and severe, chronic pain. Our most advanced clinical candidate, VY‑AADC01, is being evaluated for the treatment of advanced Parkinson’s disease in an open‑label, Phase 1b clinical trial with the goal of generating human proof‑of‑concept data in early December 2016. We expect to submit an Investigational New Drug Application, or IND, for our ALS program, VY-SOD101, in late 2017. In November 2016, we elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the progress we have made in our other preclinical programs, and the evolving competitive landscape.

Our pipeline of gene therapy programs is summarized in the table below:

VY-AADC01	Advanced Parkinson's Disease	Voyager Therapeutics	**Sanofi Genzyme** (option)
VY-SOD101	Monogenic form of ALS	Voyager Therapeutics	
VY-FXN01	Friedreich's Ataxia	Voyager Therapeutics	**Sanofi Genzyme** (option)
VY-HTT01	Huntington's Disease	Voyager Therapeutics **Sanofi Genzyme** *(option to co-U.S.)*	**Sanofi Genzyme** (option)
VY-TAU01	FTD[1] / Alzheimer's Disease	Voyager Therapeutics	
VY-NAV01	Severe, Chronic Pain	Voyager Therapeutics

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

We have incurred significant operating losses since our inception. Our net losses were $25.5 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $75.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2016, we recognized $11.9 million of collaboration revenue from the Genzyme Collaboration.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the Phase 1b clinical trial of VY‑AADC01 as a treatment for advanced Parkinson’s disease, and move VY-AADC01 into additional clinical trials if the Phase 1b trial is successful. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$3,308	$4,937	$(1,629)
Operating expenses:
Research and development	10,309	6,481	3,828
General and administrative	3,370	2,475	895
Total operating expenses	13,679	8,956	4,723
Other expense, net:
Total other expense, net	1,072	102	970
Loss before income taxes	(9,299)	(3,917)	(5,382)
Income tax benefit	303	—	303
Net loss	$(8,996)	$(3,917)	$(5,079)

Collaboration Revenue

Collaboration revenue was $3.3 million and $4.9 million for the three months ended September 30, 2016 and September 30, 2015, respectively, all of which related to the Genzyme Collaboration for research and development services for various programs under the Collaboration Agreement. During the second quarter of 2016, we reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting. This adjustment was made on a prospective basis and resulted in decreases in revenue recognized by $1.2 million per quarter.  During the third quarter of 2016, we reassessed and reduced the estimates related to the amount of “in-kind” services that would be provided by Genzyme. This adjustment resulted in a decrease in revenues recognized by $0.5 million during the three months ended September 30, 2016.

Research and Development Expense

Research and development expense increased by $3.8 million from $6.5 million for the three months ended September 30, 2015, to $10.3 million for the three months ended September 30, 2016. The following table summarizes our research and development expenses, for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Process and platform development expenses	$4,238	$3,287	$951
Employee and contractor related expenses	3,961	2,637	1,324
Facility and other expenses	1,597	541	1,056
License fees	513	16	497
Total research and development expenses	$10,309	$6,481	$3,828

The increase in research and development expense for the three months ended September 30, 2016 was primarily attributable to the following:

•	approximately $1.3 million for increased employee compensation cost due to increases in headcount;
•	approximately $1.1 million for increases in facilities and other costs including rent, depreciation, maintenance and other expenses; and
•

approximately $0.8 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, and manufacturing and production preparation activities on our behalf, and increased purchases of lab supplies and non‑capital equipment used in designing, developing, and manufacturing preclinical study materials, and an additional expense of approximately $0.2 million attributable to in‑kind research and development services incurred by Genzyme and provided to us under the Genzyme Collaboration.

General and Administrative Expense

General and administrative expense increased by $0.9 million from $2.5 million for the three months ended September 30, 2015 to $3.4 million for the three months ended September 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.2 million increased employee compensation cost due to increases in headcount;
•	approximately $0.5 million related to the increases in legal fees; and

•	offset by decreases of approximately $0.6 million for IPO consulting expenses incurred during 2015.

Other Income (Expense)

Investment income of approximately $1.1 million was recognized during the three months ended September 30, 2016 including $0.8 million related mark-to-market gain recognized on the fair value of warrants to purchase equity securities, and higher interest income due to increased marketable securities balances resulting from our underwritten initial public offering in November 2015.

Comparison of the nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$11,858	$12,397	$(539)
Operating expenses:
Research and development	29,526	18,459	11,067
General and administrative	9,789	6,752	3,037
Total operating expenses	39,315	25,211	14,104
Other expense, net:
Interest income (expense), net	2,069	175	1,894
Other expense, net	(435)	(9,750)	9,315
Total other expense, net	1,634	(9,575)	11,209
Loss before income taxes	(25,823)	(22,389)	(3,434)
Income tax benefit	303	—	303
Net loss	$(25,520)	$(22,389)	$(3,131)

Collaboration Revenue

Collaboration revenue was $11.9 million and $12.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, all of which related to the Genzyme Collaboration in recognition of amounts allocated to research and development services for various programs under the Collaboration Agreement. The Colloboration Agreement was entered into in February 2015. During the second quarter of 2016, we reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting. This adjustment was made on a prospective basis and resulted in decreases in revenue recognized by $1.2 million per quarter.  During the third quarter of 2016, we reassessed and reduced the estimates related to the amount of “in-kind” services that would be provided by Genzyme. This adjustment resulted in a decrease in revenues recognized by $0.5 million during the three months ended September 30, 2016.

Research and Development Expense

Research and development expense increased by $11.0 million from $18.5 million for the nine months ended September 30, 2015, to $29.5 million for the nine months ended September 30, 2016. The following table summarizes our research and development expenses, for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Process and platform development expenses	$14,200	$10,161	$4,039
Employee and contractor related expenses	11,162	6,750	4,412
Facility and other expenses	3,527	1,387	2,140
License fees	637	161	476
Total research and development expenses	$29,526	$18,459	$11,067

The increase in research and development expense for the nine months ended September 30, 2016 was primarily attributable to the following:

•	approximately $4.4 million for higher employee compensation cost due to increases in headcount;
•

approximately $3.0 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, and manufacturing and production preparation activities on our behalf, and increased purchases of lab supplies and non‑capital equipment used in designing, developing, and manufacturing preclinical study materials, and an additional expense of approximately $1.0 million attributable to in‑kind research and development services incurred by Genzyme and provided to us under the Genzyme Collaboration; and

•	approximately $2.1 million for increases in facilities and other costs including rent, depreciation, maintenance and other expenses.

General and Administrative Expense

General and administrative expense increased by $3.0 million from $6.8 million for the nine months ended September 30, 2015 to $9.8 million for the nine months ended September 30, 2016. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $3.6 million related to increased employee compensation cost due to increases in headcount;
•	approximately $0.6 million related to the increase in legal fees
•	approximately $0.4 million related to the increases in facilities cost including rent, depreciation, and maintenance expenses;
•	approximately $0.3 million related to the increase in patent filing fees; and
•	offset by decreases of approximately $1.9 million for consulting expenses, primarily for IPO preparation related services, incurred during 2015.

Other Income (Expense)

Investment income of approximately $1.6 million was recognized during the nine months ended September 30, 2016 including $0.8 million related mark-to-market gain recognized on the fair value of warrants to purchase equity securities, and higher interest income due to increased marketable securities balances resulting from our underwritten initial public offering in November 2015. There was approximately $0.2 million interest income during the nine months ended September 30, 2015.

Other expenses during the nine months ended September 30, 2015 of $9.6 million consisted primarily of the re-measurement losses associated with the change in the fair value of the Series A Preferred Stock tranche rights for the Series A Preferred Stock. In February 2015, upon the issuance of the final tranche of Series A Preferred Stock, the tranche right liability was reclassified to Series A Preferred Stock and no further re-measurement gains or losses were recognized related to these tranche rights.

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

As of September 30, 2016, we had cash, cash equivalents, and marketable debt securities of $191.2 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,390)	$50,856
Investing activities	61,442	(95,192)
Financing activities	146	103,834
Net increase in cash and cash equivalents	$32,198	$59,498

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $29.4 million during the nine months ended September 30, 2016 compared to $50.9 million of cash provided by operating activities during the nine months ended September 30, 2015. The decrease in cash provided by operating activities during the nine months ended September 30, 2016 was due to the $65.0 million upfront payment from Genzyme under the Collaboration Agreement in February 2015, and increases in cash used for increased operating expenses, adjusted for non-cash items. The increases in operating expenses are primarily due to increased research and development activities, as well as higher general and administrative expenses as a result of operating as a public company during the nine months ended September 30, 2016.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $61.4 million during the nine months ended September 30, 2016 compared to $95.2 million of cash used in investing activities during the nine months ended September 30, 2015. The increase in cash provided by investing activities for the nine months ended September 30, 2016 was primarily due to proceeds from maturities of marketable securities of $129.7 million, partially offset by $66.6 million for purchases of marketable securities, and $1.1 million for purchases of property and equipment. The cash used for investing activities for the nine months ended September 30, 2015 was primarily due to $100.3 million for purchases of marketable securities and $0.9 million for purchases of property and equipment, partially offset by $6.0 million in proceeds from maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2016, primarily from proceeds of exercises of stock options. Net cash provided by financing activities was $103.8 million during the nine months ended September 30, 2015 primarily due to the issuance of $20.0 million of Series A Preferred Stock and $90.0 million of Series B Preferred Stock, of which $5.0 million in proceeds were in excess of the Series B Preferred Stock’s fair value and were allocated to deferred revenue.

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

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$30,083	$298	$6,501	$7,144	$16,140

(1)	We lease office space at in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2024.

In addition to the above commitments, in September 2016 we commited to purchase $1.0 million of the common stock of MRI Interventions, Inc., or MRIC, at MRIC’s option upon the transfer of the manufacturing technology know how for the Clearpoint System to the alternate manufacturer.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2015 and September 30, 2016, respectively.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level in accomplishing the goals described above.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company with a limited operating history, and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net loss was $25.5 million and $22.4 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $75.3 million.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2016, our cash, cash equivalents, and marketable debt securities were $191.2 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2019.

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

The price of our common stock is likely to be volatile and fluctuates substantially. From January 1, 2016 through September 30, 2016, the closing price of our common stock ranged from a high of $21.15 to a low of $8.56 on the NASDAQ Global Select Market. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Date: November 10, 2016	VOYAGER THERAPEUTICS

	By:	/s/ Steven M. Paul, M.D.
Steven M. Paul, M.D.
President and Chief Executive Officer; Director
(Principal Executive Officer)

	By:	/s/ J. Jeffrey Goater
J. Jeffrey Goater
Chief Financial Officer
(Principal Financial and Accounting Officer)