Form 10-K
period 2016-12-31
Voyager Therapeutics, Inc.
filed 2017-03-15
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $156.9 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of  March 10, 2017, there were 26,848,943 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.



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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to continue to advance VY-AADC01 through the current Phase 1b clinical trial as a treatment for advanced Parkinson’s disease and advance VY-AADC02 into later-stage clinical trials;

•	our ability to advance our other programs through preclinical development and into clinical trials, and successfully complete such clinical trials;

•

our ability to file an Investigational New Drug application, or IND, for our VY-SOD101 program for a monogenic form of amyotrophic lateral sclerosis in late 2017,  and file INDs for two other of our preclinical programs in the next 24 months;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•	our ability to continue to develop our product engine;

•	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;

•	our ability to access or develop devices to deliver our AAV gene therapies to discrete regions of the CNS;

•	regulatory developments in the United States and the European Union and other important geographies such as Japan;

•	our ability to obtain and maintain intellectual property protection for our proprietary assets;

•	the size of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates for any indication once approved;

•	our ability to obtain additional financing when needed; and

•	the success of competing products that are or become available for the indications that we are pursuing.

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

PART I

ITEM 1.      BUSINESS

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe diseases of the central nervous system, or CNS. We focus on CNS diseases where we believe an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact on their disease. We have built a product engine that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe CNS disease. Our product engine enables us to engineer, optimize, manufacture and deliver our AAV-based gene therapies that have the potential to provide durable activity following a single administration directly to the CNS. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe CNS diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery to the targeted tissue or cells. Our manufacturing process employs an established system to enable future production of high quality AAV vectors at commercial-scale. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies directly to discrete regions of the brain or more broadly to the spinal cord region.

AAV gene therapy is a particularly attractive treatment approach for CNS diseases that are caused by well-defined genetic mutations. Due to the limited treatment options available for many CNS diseases, there remains a significant unmet medical need and an opportunity for AAV gene therapy to potentially transform the lives of many patients with severe CNS diseases. Based upon clinical data generated to date, we believe that durable gene expression may be achievable following a single administration of AAV gene therapy. Recent advances in delivery techniques allow for targeted delivery of AAV vectors, which are modified, non-replicating versions of AAV, to discrete regions of the CNS.

The company’s pipeline consists of six programs for CNS indications, including advanced Parkinson's disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Huntington's disease; Friedreich's ataxia; frontotemporal dementia / Alzheimer’s disease; and severe, chronic pain. Our product candidates may be eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the US, Europe, or Japan. Our most advanced clinical candidate, VY-AADC01 for the treatment of advanced Parkinson's disease, is being evaluated in an open-label, Phase 1b clinical trial.  Preliminary data from Cohorts 1 and 2 from this trial were reported in December 2016, and we plan to report data from Cohort 3 during mid-2017 with plans to begin a larger, double-blind, placebo-controlled trial in the fourth quarter of 2017. In early 2017, we announced lead candidate selection for VY-SOD101 for the treatment of a monogenic form of ALS and expect to submit an Investigational New Drug Application, or IND, for this candidate in late 2017. Our other preclinical programs target severe CNS indications where loss or abnormal expression of a specific gene has been identified as the cause of the disease. Over the next 24 months, we plan to file INDs for two of our other preclinical programs, namely VY-HTT01 for Huntington’s disease and VY-FNX01 for Friedreich’s ataxia. In November 2016, we elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the significant progress we have made in our other preclinical programs and the evolving competitive landscape.

Our pipeline of AAV gene therapy programs is summarized in the table below:

Program
Preclinical
Lead Candidate Selection
Phase 1
Phase 2-3
VY-AADC01 (1)
Advanced Parkinson's Disease
VY-SOD101
Monogenic form of ALS
VY-HTT01 (2)
Huntington's Disease
VY-FXN01 (1)
Friedreich's Ataxia
VY-TAU01
FTD(3) / Alzheimer's Disease
VY-NAV01
Severe, Chronic Pain

(1) Sanofi Genzyme has ex-U.S. options, (2) Sanofi Genzyme has ex-U.S. options and option to co-promote in the U.S. (3) FTD = Frontotemporal Dementia

In February 2015, we entered into a strategic collaboration with Sanofi-Genzyme to leverage our combined expertise and assets to develop AAV gene therapies for certain severe CNS diseases. Under the agreement, we received $65.0 million in upfront cash, a $30.0 million upfront equity investment, and an in-kind commitment of $5.0 million, totaling $100.0 million. Additionally, we are eligible to receive up to $745.0 million in option and milestone payments while retaining U.S. commercial rights to most programs. Under the terms of the collaboration, Sanofi-Genzyme has the ability to opt-in for ex-U.S. rights to VY-AADC01, VY-FXN01, and the ability to opt-in to ex-U.S. rights and co-promotion rights in the U.S. for VY-HTT01. Voyager retains worldwide rights to VY-SOD101, VY-TAU01, and VY-NAV01 programs.

Our most advanced clinical candidate, VY-AADC01, is being evaluated for the treatment of advanced Parkinson's disease. In advanced Parkinson’s disease, the putamen, a region of the brain, is depleted of dopamine and of the aromatic L-amino acid decarboxylase, or AADC, enzyme that is responsible for converting levodopa to dopamine. Levodopa, also commonly known as L-Dopa, remains the standard of care treatment for Parkinson’s disease. VY-AADC01 is our gene therapy vector that contains the gene that encodes the AADC enzyme. The ongoing Phase 1b, open-label trial includes 15 patients with advanced Parkinson’s disease and disabling motor fluctuations, treated with a single administration of VY-AADC01. The primary objective of the trial is to assess the safety and surgical coverage of ascending doses of VY-AADC01 in the putamen, a region of the brain associated with impaired motor function in Parkinson’s disease. The secondary objectives of the trial include the assessment of AADC expression and activity in the putamen measured by F-Dopa positron emission tomography. In addition, changes in motor responses to levodopa are measured by a controlled intravenous infusion of levodopa and by measuring daily requirements for levodopa and related medications. Other secondary objectives include assessment of motor function as measured by the Unified Parkinson’s Disease Rating Scale, or UPDRS, and a patient-completed (Hauser) diary.

Mission and Strategy

Our mission is to become the world leader in AAV gene therapy for treating severe CNS diseases by developing transformative therapies. Our strategy to achieve this mission is to:

•

Continually invest in our AAV product engine.  We plan to continually invest in our product engine to maintain our leadership in AAV gene therapy for CNS diseases. Specifically, we intend to further develop and enhance our product engine by focusing on (i) vector engineering and optimization; (ii) manufacturing; and (iii) dosing and delivery techniques. We plan to continue generating novel AAV vectors by engineering and optimizing vectors best suited to a targeted disease. We are building an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapies. We expect to utilize established and novel techniques for dosing and delivery of our AAV gene therapies to the CNS.

•

Establish a leadership position in commercial-scale, high quality AAV manufacturing.  We believe that manufacturing capacity and expertise are critical to successfully treating patients using gene therapy. Through one of our collaborations, with MassBiologics, a U.S. Food and Drug Administration, or FDA, licensed manufacturer affiliated with the University of Massachusetts Medical School, we are establishing a commercial-scale current good manufacturing practice, or cGMP, compliant manufacturing capability. We initiated cGMP production activities at MassBiologics in late 2016. We have also established contract manufacturing relationships with third party service providers that specialize in gene therapy and AAV vectors. We are using the baculovirus AAV production system, a technology for producing AAV vectors at scale in insect-derived cells, originally invented and developed by several members of our production team while at the National Institutes of Health, or NIH, which we continue to improve upon. We believe that having oversight through these key relationships over our own commercial manufacturing process is critical to ensuring quality product with commercial yields.

•

Optimize and advance VY-AADC01 for the treatment of advanced Parkinson's disease. We continue to evaluate the dosing and delivery of VY-AADC01 to determine the optimal and safe dose to achieve meaningful clinical benefit for the tens of thousands of patients with advanced Parkinson’s disease. Fifteen patients have been treated in the ongoing Phase 1b clinical trial of VY-AADC01, including five patients in each of the three dose-ranging Cohorts. In January 2017, we completed dosing in the five patients in Cohort 3. The five patients enrolled in Cohort 3 received similar infusion volumes of VY-AADC01 compared to Cohort 2 (up to 900 µL per putamen), but three-fold higher vector genome concentrations, representing up to a three-fold higher total dose of up to 4.5×10[12] vector genomes, or vg, of VY-AADC01 compared to patients in Cohort 2 (1.5 × 10[12] vg). The use of real-time, intra-operative MRI-guided delivery allowed the surgical teams to visualize the delivery of VY-AADC01 and continue to achieve greater average coverage of the putamen in Cohort 3 (42%) compared to Cohort 2 (34%) with similar infusion volumes and Cohort 1 (21%) with a lower infusion volume.

Cohorts 1-3 employ a transfrontal (i.e., top of the head) trajectory of VY-AADC01 into the putamen. To further optimize delivery, a study exploring a posterior (i.e., back of the head) trajectory is planned. A posterior trajectory aligns the infusion of VY-AADC01 with the anatomical structure of the putamen. We believe this will result in a higher total volume of coverage of the putamen and a higher total dose of VY-AADC01, up to 9.4×1012 vg, representing a two-fold higher total dose than patients in Cohort 3 and a six-fold higher total dose than patients in Cohort 2. We are activating additional clinical trial sites and plan to dose the first patient with this trajectory in the second quarter of 2017. In the second half of 2017, a similar study will start in Poland using our baculovirus produced material, VY-AADC02. Data from these trials will help inform the design of the double-blind, placebo-controlled trial planned to begin in the fourth quarter of 2017, which will use VY-AADC02.

•

Build a pipeline of gene therapy programs focused on severe CNS diseases.  Beyond our clinical-stage program for advanced Parkinson's disease, we have a deep pipeline of AAV gene therapy programs in various stages of preclinical development. In February 2017, we announced the selection of VY-SOD101, a clinical candidate for the treatment of ALS due to mutations in the superoxide dismutase 1, or SOD1, gene. Preclinical pharmacology and toxicology studies are now underway to support filing of an IND for VY-SOD101 during the fourth quarter of 2017. We plan to file two additional INDs for other preclinical programs over the next 24 months. We believe that our leadership position in AAV gene therapy for severe CNS diseases and our product engine provide us with the necessary capabilities to evaluate and capitalize on external opportunities. As such, we plan to opportunistically expand our pipeline through acquisition, in-licensing or other strategic transactions.

•

Retain commercialization rights to our programs. We have retained worldwide rights for our non-partnered programs and, under our collaboration with Sanofi-Genzyme, have retained U.S., or co-U.S. commercialization rights to our partnered programs. As our programs advance through late-stage clinical development, we intend to build our own sales and marketing infrastructure or partner with third parties, to support our programs where we have retained commercialization rights. We are evaluating additional partnering opportunities for our pipeline and product engine with a goal of continuing to retain major commercialization rights in the U.S.

•

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

While AAV gene therapy can potentially be harnessed for multiple treatment methods, we are currently focused on gene replacement and gene knockdown approaches. Gene replacement is intended to restore the expression of a protein that is not expressed, expressed at abnormally low levels or functionally mutated with loss of function. Gene knockdown, or gene silencing, is intended to reduce the expression of a pathologically mutated protein that has detrimental effects.

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

We believe that CNS diseases are well-suited for treatment with AAV gene therapy for the following reasons:

Validated Targets.  Many CNS diseases are caused by well-defined mutations in genes and these genes represent genetically validated drug targets for AAV gene therapy.

Targeted Delivery.  Advances in delivery techniques allow for direct delivery of AAV vectors to discrete regions in the brain or broader delivery throughout the spinal cord via the cerebrospinal fluid, or CSF.

Durable Expression.  Long-term gene expression may be achievable in the CNS following one-time dosing and transfer of the therapeutic gene with an AAV vector. Neurons in the CNS are terminally differentiated, or no longer divide, eliminating the potential for cell division to dilute expression of the therapeutic gene. Repeated or continual dosing with direct injection of drugs into the CNS is complex, therefore a one-time AAV gene therapy has significant advantages.

Immune Privileged Site.  There is a reduced risk of harmful immune response or reduced efficacy due to localized delivery in a self-contained system.

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

In addition to the criteria above, we also look for groups of diseases where our knowledge can be transferred. For instance, we believe that some of the delivery parameters and imaging techniques that are employed in our VY-AADC01 program can be applied to AAV gene therapy delivery for Huntington's disease or other diseases where direct, targeted delivery to the brain is warranted. Likewise, we anticipate that our programs for a monogenic form of ALS and

Friedreich's ataxia will all utilize intrathecal injection into the CSF within the spinal column to achieve broad transgene expression in and around the spinal cord.

Vector Engineering and Optimization

We intend to advance our multiple preclinical programs towards selection of lead clinical candidates using AAV vectors that we believe are best suited for each of our programs either through use of our existing capsids, through exercising a non-exclusive worldwide commercial license to capsid sequences covered by third parties, or by engineering or optimizing novel capsids. The key components of an AAV vector include: (i) the capsid, or the outer viral protein shell that encloses the target DNA, which includes the promoter and the therapeutic gene; (ii) the therapeutic gene, or transgene; and (iii) the promoter, or the DNA sequence that drives the expression of the transgene.

Members of our team have co-discovered many of the known naturally occurring AAV capsids and have also created promising genetically engineered AAV capsids. Genetically engineered capsids have yielded vectors with desirable properties, such as higher biological potency and enhanced tissue specificity. We believe that there is an opportunity to further optimize AAV capsids to confer desired characteristics relating to properties such as tissue specificity and immunogenicity. We have a significant effort dedicated to designing and screening for novel AAV capsids using a number of different scientific approaches. We believe that the information generated by this work will enhance our ability to rationally design AAV capsids with specific properties for particular therapeutic applications.  In September 2016, we announced a co-exclusive worldwide license agreement with the California Institute of Technology, or Caltech, related to novel AAV capsids. The license agreement covers all fields of use and includes novel AAV capsids that have demonstrated enhanced blood-brain barrier penetration for the potential treatment of CNS diseases following systemic administration of an AAV gene therapy vector.

With respect to the target DNA delivered through AAV gene therapy, we are selecting promoters that we believe have the appropriate activity and tissue selectively for our specific gene therapy programs. We are also designing transgenes to provide optimal expression once delivered to the targeted cells.

Manufacturing at Commercial Quality and Scale

The ability to produce high quality AAV vectors at commercial-scale is a critical success factor in AAV gene therapy. While at the NIH, members of our current production team invented and developed a baculovirus AAV production system, which we use and have continued to improve. This system has a number of attributes that will enable high quality commercial-scale manufacturing, including:

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

We are building a state-of-the-art process research and development production facility for manufacturing research-grade AAV vectors onsite at our Cambridge, Massachusetts headquarters and a cGMP, commercial-scale AAV manufacturing capability through our collaboration with MassBiologics, in Fall River, Massachusetts, both of which will employ our baculovirus production system. We have also established a contract manufacturing relationship with other companies specializing in the manufacture of gene therapy and AAV vectors.

Optimized Delivery and Route of Administration

Identifying the optimal route of administration and delivery parameters for AAV gene therapy, such as infusion volume, flow rate, vector concentration and dose and formulation for a specific disease, are critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. We aim to develop clinically feasible protocols that yield reproducible results across patients. For our current pipeline programs, we are either pursuing direct injection into the brain, called intraparenchymal injection (for our advanced Parkinson's disease and Huntington's disease programs) or injection into the CSF within the cerebrospinal space, called intrathecal injection (for our SOD1 ALS and Friedreich's ataxia programs).

Intraparenchymal Injection to the Brain. We are using the ClearPoint System in the Phase 1b clinical trial of VY-AADC01 and the planned posterior trajectory trials, for the treatment of advanced Parkinson's disease to provide real-time, intra-operative, magnetic resonance imaging, or MRI, as well as state-of-the-art infusion technologies. The ClearPoint System assists the physician in visualizing the delivery of VY-AADC01 to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of maximizing coverage of the putamen and reducing the risk of hemorrhages. We are also evaluating alternative devices and systems to the ClearPoint System. The surgical approach that we are using is similar, in some respects, to the approach used for deep brain stimulation, or DBS, a marketed device-based treatment for advanced Parkinson's disease. We believe that the delivery knowledge gained from our VY-AADC01 and VY-AADC02 programs can be applied to AAV gene therapy delivery for our Huntington's disease program.

Overview of Intraparenchymal Delivery

Courtesy of: Okinawa Institute of Science and Technology.

Intrathecal Injection to the Spinal Cord.  For spinal cord disorders, including monogenic ALS and Friedreich's ataxia, we believe that intrathecal injection is the optimal route of administration to achieve broad transgene expression throughout the relevant cells in the spinal cord and sensory pathways. Preclinical studies completed by us and others have demonstrated that intrathecal delivery of AAV vectors can effectively transfer the therapeutic genes to relevant cells in the spinal cord, as well as in the sensory pathways. Currently, intrathecal injection is commonly used for the delivery of various types of medications, including those to treat pain and infections.

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

Advanced Parkinson's Disease Program: VY-AADC01 and VY-AADC02

Disease Overview

Parkinson's disease is a chronic, progressive and debilitating neurodegenerative disease that affects approximately 700,000 people in the U.S. and seven to 10 million people worldwide. It is estimated that up to 15% of the prevalent population with Parkinson’s disease, or approximately 100,000 patients in the U.S., have motor fluctuations that are refractory, or not well-controlled, with levodopa, the current standard of care. While the underlying cause of Parkinson's disease in most patients is unknown, the motor symptoms of the disease arise from a loss of neurons in the midbrain that produce the neurotransmitter dopamine. Declining levels of dopamine in this particular region of the brain leads to the motor symptoms associated with Parkinson’s disease including tremors, slow movement or loss of movement, rigidity, and postural instability. Motor symptoms during the advanced stages of the disease include falling, gait freezing, and difficulty with speech and swallowing, with patients often requiring the daily assistance of a caregiver.

While symptomatic treatments exist, there are currently no therapies that effectively slow or reverse the progression of Parkinson’s disease. Levodopa, also known as L-Dopa, remains the standard of care treatment, with its beneficial effects on symptom control having been discovered over 40 years ago. Patients are generally well-controlled with oral levodopa in the early stages of the disease, but become less responsive to treatment as the disease progresses. Patients experience longer periods of reduced mobility and stiffness termed off-time, or the time when medication is no longer providing benefit, and shorter periods of on-time when their medication is effective.

The progressive motor symptoms of Parkinson’s disease are largely due to the death of dopamine neurons in the substantia nigra, a part of the midbrain that converts levodopa to dopamine, in a single step catalyzed by the enzyme AADC. Neurons in the substantia nigra release dopamine into the putamen where the receptors for dopamine reside. In advanced Parkinson’s disease, neurons in the substantia nigra degenerate and the enzyme AADC is markedly reduced in the putamen, which limits the brain’s ability to convert oral levodopa to dopamine. The intrinsic neurons in the putamen, however, do not degenerate in Parkinson’s disease. VY-AADC01, comprised of the AAV2 capsid and a cytomegalovirus promoter to drive AADC transgene expression, is designed to deliver the AADC gene directly into neurons of the putamen where dopamine receptors are located, bypassing the substantia nigra neurons and enabling the neurons of the putamen to express the AADC enzyme to convert levodopa into dopamine. The approach with VY-AADC01, therefore, has the potential to durably enhance the conversion of levodopa to dopamine and provide clinically meaningful improvements in motor symptoms following a single administration.

The UPDRS is a standard clinical rating scale for Parkinson’s disease. Part III of this scale measures motor function by physician examination. The UPDRS is conducted when patients are taking their Parkinson’s disease medications (referred to as “on” medication) and when patients are not taking their Parkinson’s disease medications (referred to as “off” medication).  In addition, a patient-completed (Hauser) diary records their motor response over the course of several days as on-time, or time when they have good mobility with or without non-troublesome dyskinesia, off-time when they have poor mobility, and on-time with troublesome dyskinesia when they have uncontrolled movements. As shown in the figure below, diary on-time decreases, while off-time and dyskinesias increase as patients progress from the early honeymoon period into later stages of advanced Parkinson's disease.

While L-Dopa and other pharmacological approaches to augmenting dopamine provide symptomatic benefit during early stages of Parkinson's disease, there are relatively limited treatment options for patients with advanced Parkinson's disease. There are two FDA approved therapies used to specifically treat advanced Parkinson's disease patients with medically refractive motor fluctuations. The first, DBS, requires the implantation of an electrical stimulation device in the body, which is connected to electrodes that are placed into the brain during neurosurgery where the patient must stay awake during the procedure. The second, marketed as DUODOPA in Europe and DUOPA in the United States, requires the surgical placement of a tube into the intestine so that medication is delivered by a pump that resides outside the body, which patients must carry with them.

We believe that the need for indwelling hardware, being awake during surgery, and the maintenance associated with each of these approaches are significant deterrents for many potential patients. Given the size of the addressable patient population with advanced Parkinson's disease and the limitations of the currently available treatment options for these patients, we believe that a significant unmet medical need exists for new treatment options.

Our Treatment Approach: “Turn Back the Clock”

We are developing VY-AADC01, an AAV gene therapy product candidate, for the treatment of advanced Parkinson's disease. VY-AADC01 is comprised of the AAV2 capsid, which has been used in multiple AAV gene therapy clinical trials for a number of different diseases, and the cytomegalovirus promoter that drives expression of the AADC transgene. VY-AADC01 is intended to deliver the AADC gene directly into the putamen. Our approach bypasses the dying neurons of the substantia nigra, allowing for the conversion of levodopa into dopamine within the putamen. We believe that our approach has the potential to provide patients with clinically meaningful improvements in motor symptoms following a single administration.

Our goal is to restore patients' responsiveness to levodopa following treatment with VY-AADC01 to "turn back the clock" on their disease such that the patients' motor symptoms are returned to a well-controlled state, consistent with the level of symptomatic benefit achieved from levodopa during the early honeymoon period. Following treatment with VY-AADC01, patients with advanced Parkinson's disease will continue to take levodopa, but we believe that the required dose will be reduced. The continued administration of levodopa will provide a means to titrate dopamine production to further optimize symptomatic control. We believe our approach will increase the conversion of dopamine from levodopa in the putamen, resulting in a clinically meaningful improvement in motor symptoms following a single administration.

Overview of Progression of Parkinson's Disease (PD)

Preclinical Studies

Preclinical studies conducted by Krystof Bankiewicz, M.D., Ph.D., one of our co-founders, and his colleagues at the University of California San Francisco, or UCSF, evaluated the safety, efficacy and pharmacological activity of AAV2-AADC gene therapy, a gene therapy substantially similar to VY-AADC01, delivered directly to the putamen in a non-human primate model of Parkinson's disease. Overall, the procedure and vector were well-tolerated with no serious toxicity issues.

Positron emission tomography, or PET, imaging with tracers specific for AADC activity demonstrated a significant and sustained increase of activity in the brain region where the vector had been delivered. Increased responsiveness to levodopa was also evidenced by significant behavioral improvements observed post-treatment with the gene therapy compared to pre-treatment. In five animals, the mean improvement in behavior was determined at various doses of levodopa both one month before treatment, as a baseline measure for comparison purposes, and then again six months after treatment. A strong PET signal was observed in all five animals following treatment, confirming delivery of AADC into the putamen. Animals were significantly more sensitive to levodopa six months following treatment with the gene therapy when compared to baseline, as shown below.

Behavioral Response to Various Doses of levodopa Pre- and Post-Treatment with AAV2-AADC in Non-Human Primates(1)

(1) Adapted by permission from Macmillan Publishers Ltd; Forsayeth et al, Molecular Therapy (2006), 14 (4); 571‑577, copyright 2006. Blue line represents base line measurements and yellow line represents six months post-treatment measurements.

*   A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the “p‑value,” which represents the probability that chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance).

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

Previous Phase 1 Clinical Trials

In a completed open-label Phase 1 clinical trial conducted at UCSF, VY-AADC01 was delivered directly to the putamen of Parkinson's disease patients. The primary endpoints of this trial were safety and tolerability of VY-AADC01. These endpoints were met as VY-AADC01 was well-tolerated and no treatment related SAEs were reported. Furthermore, pharmacologic activity of VY-AADC01 was observed. This trial was completed prior to our involvement in the program, but used a version of VY-AADC01 that is also currently being used in the ongoing Phase 1b clinical trial. We are currently evaluating changing manufacturing platforms from a HEK 293 triple transfection process used to produce the current clinical trial material to our scalable baculovirus system utilizing Sf9 cells. We will need to show this production platform change will result in comparable vector quality and activity. Based on our discussions with the FDA, we believe that we have a good understanding of what in vitro testing and preclinical evaluations are required, which we will need to conduct in order to demonstrate comparability between the vector made with the current process and the vector made with the new system.

The Phase 1 clinical trial at USCF was conducted in a total of 10 patients with advanced Parkinson's disease. Two doses of VY-AADC01 were tested, 9 × 1010 vector genomes, or vg, and 3 × 1011 vg, with five patients per dose cohort. The infusion volume was 100µl per putamen, or 200µl per patient. Patients in both cohorts treated with VY-AADC01 showed modest improvements in motor fluctuations. At six months following treatment, diary off-time was observed to be reduced by an average of approximately three hours and a corresponding increase in diary on-time without dyskinesias was also observed. In addition, at six months following treatment, an approximately 30% improvement in on-medication and off-medication measures using the Total UPDRS score, a widely used rating scale that evaluates cognitive, functional, and motor deficits, as well as medication-related complications, was observed, as shown in the table below.

Summary of UPDRS Results from Phase 1 Trial(1)

(1) Christine et al, Neurology (2009), 73: 1662-1669. The row titled "Low-dose cohort" represents data from the five patients treated with 9 X 1010 vg of VY-AADC01. The row titled “High-dose cohort” represents data from the five patients treated with 3 X 1011 vg of VY-AADC01. The row titled “Combined cohorts” represents data from all ten patients treated with VY-AADC01. The data in the columns under the header “Off medications” represents periods during which patients' medications were not working as measured by a patient's total UPDRS score at baseline, before treatment with VY-AADC01, and at six months following treatment with VY-AADC01, along with percent change from baseline to six months and the corresponding p-value. The data in the columns under the header "On medications" represents periods during which patients' medications were working as measured by a patient's total UPDRS score at baseline, before treatment with VY-AADC01 and at six months following treatment with VY-AADC01, along with percent change from baseline to six months and the corresponding p-value. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the “p‑value,” which represents the probability that chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance). Because of the small size of this trial, the p-values may not be reliable or repeatable, and may not be duplicated in future trials.

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

Long-Term AADC Expression as Measured by PET Imaging in Patients Treated with High and Low Doses of AAV Gene Therapy in a Phase 1 Clinical Trial (1)

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

Voyager VY-AADC01 Phase 1b Program Status

In 2014, UCSF initiated an open-label Phase 1b clinical trial to optimize the development of VY-AADC01. The IND for the Phase 1b trial was filed by UCSF in July 2013 and was transferred to us in October 2015. We initiated the second trial site at the University of Pittsburgh Medical Center, or UPMC, in December 2015. The primary endpoints of this trial are safety and tolerability of the treatment. This trial incorporates three key design features:

1)

Use a real-time, intra-operative MRI system during surgery to assist the physician in visualizing the delivery of VY-AADC01 to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of reducing the risk of hemorrhages.

2)	Larger infusion volumes designed to increase coverage of the putamen with VY-AADC01.
3)	Higher doses of VY-AADC01 compared to the previously completed UCSF Phase 1 trial.

Secondary endpoints of this trial, which will be used to assess the potential pharmacologic activity of VY-AADC01, include UPDRS, AADC PET imaging and a behavioral test using intravenous levodopa treatment to measure changes in a patients' sensitivity to levodopa.

In December 2016, we announced interim results from this ongoing Phase 1b trial of VY-AADC01 at six and 12 months of follow-up in patients with advanced Parkinson’s disease. The interim data from Cohorts 1 and 2 of this trial demonstrated that accurate MRI-guided delivery of escalating doses of VY-AADC01 were well tolerated and resulted in increased coverage of the putamen, increased AADC enzyme activity, enhanced response to levodopa, and dose-related, clinically meaningful improvements in various measures of patients’ motor function. This was especially evident at the higher dose in Cohort 2 with improved UPDRS off medication and on medication scores, and corresponding improvements in patient-reported diary hours, suggesting higher peak effects and a longer duration of action of levodopa. These effects were maintained and in some patients improved at 12 months of follow-up. We plan to report data from Cohort 3 during mid-2017 with plans to begin a larger, double-blind, placebo-controlled trial in the fourth quarter of 2017. To further optimize delivery, a study exploring a posterior trajectory is planned with the first patient dosed in the second quarter of 2017.

We plan to manufacture VY-AADC02 in our baculovirus/Sf9 system. This will be the same vector made using a different manufacturing platform. VY-AADC01 was made in HEK 293 cells using a transient transfection process. VY-AADC02 will be used in the ex-US posterior trajectory trial and subsequent trials. We believe that VY-AADC02 will be similar or comparable to VY-AADC01. Based on our discussions with the FDA, we believe that we have a good understanding of what in vitro testing and preclinical evaluation are required, which we will need to conduct in order to demonstrate comparability between the current version and the new version.

Our Phase 1b Data to Date – Cohorts 1 and 2

The interim results reported in December 2016 included data from all 10 patients treated in Cohorts 1 and 2 at six months (five patients in each Cohort), and where indicated, data from five patients in Cohort 1 and three patients in Cohort 2 who have reached 12 months of follow-up. Two patients in Cohort 2 did not reach the 12 month timepoint at the time of the interim update. Patients in Cohorts 1 and 2 received a single administration of VY-AADC01 at a total dose of up to 7.5×1011 vg and 1.5×1012 vg, respectively. Five patients enrolled in Cohort 1 in this study received a single administration of VY-AADC01 at a concentration of 8.3 × 1011 vg per milliliter (vg/ml) using an infusion volume of up to 450 µL per putamen, or up to 900 µL per patient, for a total dose of 7.5 × 1011 vg. Five patients enrolled in Cohort 2 received a single administration of VY-AADC01 at a concentration of 8.3 × 1011 vg/ml, using an infusion volume of up to 900 µL per putamen, or up to 1,800 µL per patient, for a total dose of 1.5 × 1012 vg. Cohort 3 patients received similar infusion volumes (up to 900 µL per putamen) of VY-AADC01 to Cohort 2 but three-fold higher vg concentrations. Patients enrolled in Cohorts 1 and 2 were on average 58 years of age with a Parkinson’s disease diagnosis for an average of 10 years. Patients were candidates for surgical intervention due to disabling motor complications despite treatment with optimal anti-Parkinsonian medication. At baseline, the average UPDRS III off medication score was 37.2 and 35.8, and the average patient diary off-time was 4.9 and 4.2 hours, for Cohort 1 and 2, respectively. Patients’ average amount of Parkinson’s disease medications, levodopa and related medications, at baseline was 1,468 mg per day for Cohort 1 and 1,636 mg per day for Cohort 2. The results below are reported as mean changes from baseline to six months, or 12 months where indicated.

Putamen Coverage and Biomarker Data

•	The use of real-time, intra-operative MRI-guided delivery and increasing infusion volumes resulted in 21% coverage of the volume of the putamen with VY-AADC01 in Cohort 1 and 34% coverage in Cohort 2.
•

VY-AADC01 treatment resulted in a 13% increase in putaminal AADC enzyme activity in Cohort 1 and a 56% increase in putaminal AADC enzyme activity in Cohort 2 at six months relative to baseline as measured by 18F-DOPA PET scans.

•

Patients reduced their daily oral dose of levodopa and related medications by 14% in Cohort 1 and 34% in Cohort 2 at six months.  This reduction in oral medication was generally maintained at 12 months.

•

VY-AADC01 treatment prolonged the duration and markedly increased the motor symptom response to levodopa measured following a controlled intravenous infusion of levodopa administered six months after surgery when compared to baseline.

Clinical Data Summary

Treatment with VY-AADC01 resulted in the following:

•

15.6-point and 17.8-point (42% and 50%) improvement (reduction) in UPDRS-III off medication at six months in Cohort 1 and Cohort 2, respectively. These improvements were 16.4-point and 14.3-point (44% and 44%) for Cohorts 1 and 2, respectively, at 12 months.

•

9.6-point (56%) improvement (reduction) in UPDRS-III on medication in Cohort 2 at six months that was sustained at 12 months.  Cohort 1 demonstrated a 1.6-point (21%) worsening (increase) at six months that was sustained at 12 months.

•

2.2 hours (20%) increase in diary on-time (with no dyskinesias or non-troublesome dyskinesias) in Cohort 2 at six months that further increased to 4.1 hours (43%) at 12 months.  Cohort 1 showed a slight decrease in on-time at six months of 0.3 hours (-3%) and an increase of 1.6 hours (16%) at 12 months.

•

1.1 hour (27%) decrease in diary off-time in Cohort 2 at six months that further decreased to 2.2 hours (48%) at 12 months.  Decreases in diary off-time in Cohort 2 also occurred in conjunction with a reduction in troublesome dyskinesias.  Cohort 1 showed a decrease in diary off-time of 0.8 hours (16%) at six months and 1.4 hours (27%) at 12 months.

Safety Data

The surgical procedure was successfully completed in all 10 patients and infusions of VY-AADC01 have been well-tolerated with no vector-related serious adverse events (SAEs). Nine of the 10 patients were discharged from the hospital within one to two days following surgery. One patient experienced two SAEs; a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. The patient was treated with an anti-coagulant and symptoms associated with the SAEs have completely resolved. Investigators determined that this was most likely related to immobility during the surgical procedure and subsequent formation of a blood clot, or deep vein thrombosis (DVT), in the lower extremity. Consequently, DVT prophylaxis was added to the surgical protocol and no subsequent events have been observed following implementation of these measures.

Phase 1b Cohort 3

In January 2017, we disclosed completing dosing in the five patients in Cohort 3. The five patients enrolled in Cohort 3 received similar infusion volumes of VY-AADC01 compared to Cohort 2 (up to 900 µL per putamen), but three-fold higher vector genome concentrations, representing up to a three-fold higher total dose of up to 4.5×1012 vg of VY-AADC01 compared to patients in Cohort 2 (1.5 × 1012 vg). Patients enrolled in Cohort 3 were similar in baseline characteristics to Cohort 1 and 2. The use of real-time, intra-operative MRI-guided delivery allowed the surgical teams to visualize the delivery of VY-AADC01 and continue to achieve greater average coverage of the putamen in Cohort 3 (42%) compared to Cohort 2 (34%) with similar infusion volumes and Cohort 1 (21%) with a lower infusion volume.

The surgical procedure was successfully completed in all five patients. Infusions of VY-AADC01 have been well-tolerated with no vector-related serious adverse events, or SAEs, or surgical complications in Cohort 3, and all five patients were discharged from the hospital within two days following surgery.

The Phase 1b trial remains on track to deliver six-month safety, motor function, and biomarker data from Cohort 3, as well as longer-term safety and motor function data from Cohorts 1 and 2, in mid-2017.

ALS Program: VY-SOD101

Disease Overview

ALS is a fatal neurodegenerative disease that leads to muscle atrophy, spasticity and weakness as well as impaired speech, swallowing and breathing, with many patients requiring ventilator support as the disease progresses. The average age of onset of ALS is 55 years of age, and median survival is approximately three years after initial symptoms appear. It is estimated that there are approximately 20,000 patients in the United States who are living with the disease. Familial, or inherited, ALS accounts for approximately 10% of ALS cases, and an estimated 20% of familial ALS is caused by mutations in the superoxide dismutase 1, or SOD1, gene. Therefore, there are an estimated 400 patients in the United States with ALS caused by mutations in the SOD1 gene.

The normal function of the SOD1 protein is to catalyze the conversion of superoxide anion (O2-) to hydrogen peroxide (H2O2) and oxygen (O2). Mutations in SOD1 have been shown to lead to the formation of toxic aggregates of the SOD1 protein, resulting in the dysfunction and death of motor neurons. Patients with familial ALS caused by certain mutations in the SOD1 gene progress more rapidly than patients with other forms of ALS, although the reason for this more rapid progression is unknown.

There is currently only one FDA-approved treatment for ALS, riluzole, which has been shown to have only modest efficacy, prolonging life by just a few months.

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treating monogenic ALS caused by SOD1 mutations. Since the SOD1 gene mutations that cause ALS are toxic gain-of-function mutations, we believe that we can employ an AAV gene therapy approach that targets the knockdown of SOD1. In addition, the primary target cells - motor neurons - reside within the spinal cord, which we believe can be effectively transduced with AAV gene therapy through intrathecal injection. The mechanism of action of VY-SOD101 is knockdown of SOD1 expression in motor neurons, thereby potentially reducing the level of toxicity associated with mutated protein, and slowing functional decline and prolonging ventilator-independent survival.

We believe that there is also the potential to leverage our approach for the treatment of other genetically defined forms of ALS.

Preclinical Studies Targeting SOD1 for Monogenic ALS

Results from published preclinical studies conducted at The Ohio State University support targeting mutant SOD1 for the treatment of monogenic ALS. In a non-human primate model, significant knockdown of SOD1 expression was observed following intrathecal injection of an AAV vector carrying a transgene designed to inhibit SOD1 expression. As shown in the figure below, SOD1 protein levels in lumbar spinal cord were knocked down by greater than 80%, on average, in three non-human primates. In addition, SOD1 expression in motor neurons was observed to be knocked down by 95%, on average, compared to a control group. No side effects from the treatment were reported.

Knockdown of SOD1 Using AAV-Mediated Delivery in Non-Human Primates(1)

(1) Reprinted by permission from Macmillan Publishers Ltd: Foust et al, Molecular Therapy (2013), 21 (12); 2148-2159, copyright (2013).

The knockdown of SOD1 has also been reported to provide significant survival benefits in animal models of ALS. As shown in the example below, mice with a SOD1 mutation treated with an AAV vector to knock down expression of the SOD1 gene extended median survival by 87 days compared to mice treated with a control vector.

Improved Survival Post Knockdown of SOD1(1)

(1) Reprinted by permission from Macmillan Publishers Ltd: Foust et al, Molecular Therapy (2013), 21 (12); 2148-2159, copyright (2013). Purple line represents mice treated with AAV gene therapy, while gray line represents control mice.

These published studies as well as our own studies provide proof-of-principle for our approach to treating monogenic ALS due to SOD1 mutations with VY-SOD101.

Our Program Status

VY-SOD101 is in preclinical development. We have selected the clinical candidate after screening a series of capsids, microRNA expression cassettes, (a segment of DNA than contains the sequence that targets SOD1 selectively for knockdown), and encoded payloads. Multiple rounds of optimization resulted in a candidate that is potent and selective for knocking down SOD1.  In addition, many construct configurations were evaluated toward the identification of one which would provide excellent yield and genome integrity for manufacturing scale-up in our baculovirus AAV manufacturing system in insect-derived cells. Preclinical data in large mammals demonstrated that a single inthrathecal administration resulted in significant knockdown of SOD1 in motor neurons, and based on these results, the VY-SOD101 clinical candidate was selected.

We screened more than 100 RNAi sequences, each represented by a bar in the graph below, and successfully identified multiple, highly-potent RNAi sequences targeting SOD1, as highlighted by the yellow bars in the figure below:

Overview of miRNA Target Sequences for Knockdown of SOD1

The most potent RNAi sequences targeting SOD1 were evaluated in multiple microRNA expression cassettes and with a number of vector genome configurations. We have completed the necessary experiments to evaluate these potential lead candidates based upon criteria that include safety, selectivity, potency, and efficiency and precision of microRNA processing.

In addition, we have evaluated multiple intrathecal dosing paradigms for the best distribution and delivery to the relevant regions and cell types of the spinal cord. We have studied parameters such as site of intrathecal administration, volume of administration and rate of infusion to identify the dosing paradigm that we believe will translate into an effective therapy in patients.

With the clinical candidate and intrathecal dosing paradigm that have been selected, we plan to complete IND-enabling studies during 2017, to support filing of an IND for VY-SOD101 during the fourth quarter of 2017. We expect that the first clinical trial of VY-SOD101 will enroll ALS patients with relevant mutations in the SOD1 gene.

Friedreich's Ataxia Program: VY-FXN01

Disease Overview

Friedreich's ataxia is a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. The typical age of onset is 10 to 12 years, and life expectancy is severely reduced with patients generally dying of neurological and cardiac complications between the ages of 35 and 45. According to the Friedreich's Ataxia Research Alliance, there are approximately 6,400 patients living with the disease in the United States. There are currently no FDA-approved treatments for the disease.

Friedreich's ataxia patients have mutations of the FXN gene that reduce production of the frataxin protein, resulting in the degeneration of sensory pathways and a variety of debilitating symptoms. Friedreich's ataxia is an autosomal recessive disorder, meaning that a person must obtain a defective copy of the FXN gene from both parents in order to develop the condition. One healthy copy of the FXN gene, or 50% of normal frataxin protein levels, is sufficient to prevent the disease phenotype. We therefore believe that restoring FXN protein levels to at least 50% of normal levels by AAV gene therapy might lead to a successful therapy.

Our Treatment Approach

We are developing an AAV gene therapy approach that we believe will deliver a functional version of the FXN gene to the sensory pathways through intrathecal or intravenous injection. We think this approach has the potential to improve balance, ability to walk, sensory capability, coordination, strength and functional capacity of Friedreich's ataxia patients. Most Friedreich's ataxia patients produce low levels of the frataxin protein, which although insufficient to prevent the disease, exposes the patient's immune system to frataxin. This reduces the likelihood that the FXN protein expressed by AAV gene therapy will trigger a harmful immune response.

Preclinical Studies

We conducted preclinical studies in non-human primates and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the spinal region following intrathecal injection. As depicted in the figure below, FXN expression was normalized as a fold increase relative to FXN expression in a human brain reference sample. The levels of FXN expression observed using an AAV vector were, on average, greater than FXN levels present in normal human brain tissue. The increased levels of FXN were achieved in cervical, thoracic, lumbar and sacral levels. Relatively low, but measurable, levels of FXN expression were also observed in the cerebellar dentate nucleus, another area of the CNS that is often affected in Friedreich's ataxia, and that is often considered difficult to target therapeutically.

FXN Expression in Sensory Ganglia Following Intrathecal Delivery in Non-Human Primates

Our Program Status

VY-FXN01 is currently in preclinical development. We are in the process of identifying a lead candidate which will comprise an optimal capsid, promoter, and FXN transgene. We are completing several AAV capsid screening experiments to identify capsids that effectively distribute to disease target tissues in a desired manner. We are comparing capsids in non-human primates following intrathecal and intravenous injection, and evaluating these capsids based upon multiple criteria including safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced. In addition, we are optimizing the promoter and specific characteristics of the FXN transgene that we expect to use for VY-FXN01. To evaluate the therapeutic potential of our vectors, we have initiated testing in a new genetic mouse model of Friedreich’s ataxia. We also have a significant effort focused on better understanding the clinical course of Friedreich's ataxia and identifying potential clinical endpoints for future clinical trials.

Once we identify a lead candidate for this program, we plan to complete preclinical studies to evaluate the safety and efficacy of our lead candidate, including studies in a relevant animal model of Friedreich's ataxia and IND-enabling studies. We expect that the first clinical trial of VY-FXN01 will enroll Friedreich's ataxia patients.

Huntington's Disease Program: VY-HTT01

Disease Overview

Huntington's disease is a fatal, inherited neurodegenerative disease that results in the progressive decline of motor and cognitive functions and a range of behavioral and psychiatric disturbances. The average age of onset is 39, with patients typically dying approximately 15 to 20 years following diagnosis. According to the Huntington's Disease Society of America, Huntington's disease affects approximately 30,000 patients in the United States. Huntington's disease is caused by mutations in the huntingtin, or HTT, gene. Huntington's disease is an autosomal dominant disorder, which means that an individual is at risk of inheriting the disease if only one parent is affected. More than 200,000 individuals in the United States are at risk for inheriting the mutant gene from an affected parent. While the exact function of the HTT gene in healthy individuals is unknown, it is essential for normal development before birth and mutations in the HTT gene ultimately lead to the production of abnormal intracellular huntingtin protein aggregates that cause neuronal cell death. Currently, there are no approved treatments targeting the underlying cause of the disease and only one drug, tetrabenazine, has been approved for the treatment of the specific motor symptoms of Huntington's disease.

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treating Huntington's disease. Since HTT mutations that cause Huntington's disease are toxic gain-of-function mutations, we believe that we can employ an AAV gene therapy approach designed to knock down expression of the HTT gene. In addition, the targeted cells for treatment primarily reside in discrete regions of the brain - the striatum and the cortex - that can be targeted with AAV gene therapy delivered directly into the brain. The mechanism of action of VY-HTT01 is knockdown of HTT expression in neurons in the striatum and cortex, thereby reducing the level of toxicity associated with mutated protein in these brain regions, and slowing the progression of cognitive and motor symptoms. We believe that we can use the same surgical approach for this program that has been used for VY-AADC01 delivery to the brain, allowing us to leverage prior clinical experience.

Preclinical Studies

Our collaborators at Sanofi-Genzyme have completed significant preclinical work focused on AAV gene therapy for Huntington's disease. Sanofi-Genzyme's preclinical studies in a mouse model of Huntington's disease demonstrated the safety and efficacy of AAV gene therapy targeting the knockdown of the HTT gene in the CNS.

As shown in the figure below, using an AAV vector delivered directly to the CNS, HTT gene expression was observed to be reduced by over 50%, on average, in the treatment group as compared to the control group. No signs of toxicity were reported.

Knockdown of HTT Following AAV Delivery(1)

(1) Stanek et al, Human Gene Therapy (2014); 25; 461-474. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers.

*   p<0.05

In addition, significant functional benefit was observed in the treatment group, as measured by the rotarod test to assess motor function, and the Porsolt Swim Test to measure depressive behavior in mice. In the figure below, both normal or wild type mice, and mice with the HTT mutation, or YAC128, were evaluated following treatment with either an AAV vector targeting the knockdown of the HTT gene, labeled as AAV2/1-miRNA-Htt below, or a negative control vector, labeled as AAV2/1-Null below. As expected, knocking down HTT in the control mice was observed to have no functional impact, whereas knocking down HTT in YAC128 mice was observed to have significant functional benefit.

Reduction of Behavioral Deficits in an Animal Model of Huntington's Disease(2)

(2) Stanek et al, Human Gene Therapy (2014); 25; 461-474. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers.

*   p<0.05

Our Program Status

VY-HTT01 is in preclinical development. Sanofi-Genzyme's Huntington's disease gene therapy program was combined with our efforts in connection with entering into our collaboration agreement in February 2015. We are screening a series of microRNA expression cassettes and encoded payloads.  Multiple rounds of optimization have resulted in candidates that are potent and selective for knocking down HTT.  In addition, many construct configurations were evaluated toward the identification of one which would provide excellent yield and genome integrity for manufacturing scale-up in our baculovirus AAV manufacturing system in insect-derived cells.  Preclinical data in large mammals have demonstrated that a single intrastriatal administration results in robust knockdown of HTT in the striatum.

Through our product engine efforts, we constructed and have screened multiple RNAi sequences within a number of miRNA cassettes.  Multiple vector genome configurations have been compared as well.  We are conducting the necessary experiments to evaluate these potential lead candidates based upon criteria that include safety, selectivity, potency, and efficiency and precision of microRNA processing. This work leverages the learnings from the VY-SOD101 program, as the miRNA cassettes and vector genome configurations that we have designed for the VY-SOD101 program are anticipated to be applicable to all of our RNAi programs, including the VY-HTT01 program.

In addition, we are in the process of confirming in non-human primate studies that the current lead capsid is optimal for the VY-HTT01 program. The criteria include safety, overall level of transgene expression achieved, distribution of transgene expression, and the specific cell types transduced.

We are evaluating direct injection into the brain for the best distribution and delivery to the regions relevant to Huntington’s disease - striatum and cortex. Parameters such as site of administration, volume of administration, and rate of infusion are being studied to identify the dosing paradigm that we believe will translate into an effective therapy in patients.

Once we select a clinical candidate and dosing paradigm for this program, we plan to complete a number of preclinical studies to evaluate the safety, biodistribution, pharmacology and efficacy of our lead candidate, including studies in relevant animal models and IND-enabling studies. We expect that the first clinical trial of VY-HTT01 will enroll Huntington's disease patients.

FTD/Alzheimer’s Disease Program: VY-TAU01

Disease Overview

In healthy individuals, tau is an abundant soluble cytoplasmic protein that binds to microtubules (key structural proteins in cells) to promote their stability and function. In Alzheimer’s disease, or AD, and other tauopathies, tau aggregates and forms insoluble tau-containing neurofibrillary tangles, or NFTs. The progressive spread of tau pathology along distinct anatomical pathways in the brain closely correlates with disease progression and severity in a number of tauopathies, including AD, frontotemporal lobar degeneration, or FTD, Pick’s disease, progressive supranuclear palsy, or PSP, and corticobasal degeneration. Because the extent of tau pathology in AD and other tauopathies closely correlates with the severity of neurodegeneration, synapse loss, and cognitive deficits, attempts to prevent, reduce, or slow the development of tau pathology have become important therapeutic strategies for these diseases.

In previous preclinical studies, despite high weekly or biweekly systemic doses of anti-tau monoclonal antibodies administered over three to six months, only very low levels of antibody reached the brain, resulting in a modest reduction of tau pathology by ~40–50%. This incomplete and modest reduction in tau pathology following treatment with very high and frequent systemic doses of these antibodies may pose therapeutic challenges in humans with various tauopathies.

To address these limitations, our scientists, working in collaboration with Weill Cornell Medical College, carried out a study published in the January 2017 issue of the Journal of Neuroscience where we injected an AAV vector containing a tau monoclonal antibody, PHF1, directly into the brains of P301S mice.  PHF1 was previously shown to reduce tau pathology in the brain following frequent systemic dosing. P301S mice contain a mutant form of tau that causes severe age-dependent tau pathology and neurodegeneration.  In our study, a single injection of AAV vector containing PHF1 into the hippocampus of the brains of these mice resulted in ~50-fold higher level of PHF1 antibody measured in the brain than the levels observed following a single systemic dose of the monoclonal antibody at 45 mg/kg9 and a marked reduction (up to 90%) in hippocampal insoluble pathological tau and neurofibrillary tangles, compared with mice treated with a control vector. In addition, the hippocampal atrophy observed in untreated P301S mice was fully rescued by treatment with the AAV vector containing PHF1.

Our Program Status

These preclinical studies provide proof of principle in an animal model of disease that AAV vectors can be used to deliver monoclonal antibodies to misfolded pathological proteins like tau to increase brain antibody levels beyond what can be achieved by traditional passive immunization (systemic injection of antibody) and to potentially enhance their therapeutic effects. With the VY-TAU01 program, using a variety of proprietary AAV capsids and routes of administration, we are optimizing the delivery of monoclonal antibodies directed against tau to treat FTD and AD.

Severe, Chronic Pain Program: VY-NAV01

Disease Overview

Nav1.7 is a sodium ion channel that is required for transmission of pain signals to the CNS. We believe that an AAV gene therapy approach targeting the knockdown of Nav1.7 in sensory neurons could be an effective treatment for certain forms of severe, chronic pain. A major challenge for the successful development of small molecules and antibodies targeting Nav1.7 has been the selective inhibition of Nav1.7 over closely related sodium channels such as Nav1.5 which are important for cardiac function. MicroRNAs, which work by harnessing the RNA interference pathway, can achieve a high level of specificity for their messenger RNA targets, and can inhibit Nav1.7 selectively over other sodium channel subtypes. Such an approach could avoid the dose-limiting side effects associated with the non-selective profile of many current drugs used to treat severe, chronic pain, and also achieve a durable clinical benefit following a single administration of the therapy. VY-NAV01 leverages our extensive experience designing novel microRNA knockdown cassettes and delivering them using AAV, an approach that we are using for our ALS (VY-SOD101) and Huntington’s disease (VY-HTT01) programs.

Our Program Status

VY-NAV01 is currently in the research stage. We are in the process of conducting proof-of-concept studies to establish the level of Nav1.7 knockdown needed to relieve pain in animal models. We will then identify a lead candidate which will comprise an optimal capsid, promoter, and microRNA targeting Nav1.7. We are completing several AAV capsid screening experiments to identify capsids that effectively distribute to pain sensory neurons in a desired manner. We are comparing capsids in non-human primates following intrathecal and intravenous injection, and evaluating these capsids based upon multiple criteria including safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced.

Future Programs

We are evaluating additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach. Beyond these approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including gene editing to correct or delete a gene in the cell genome.

For information regarding amounts spent during each of the last three fiscal years on company-sponsored research and development activities, see Part II “Item 6 – Selected Financial Data” of this Annual Report on Form 10-K.

Collaborations and License Agreements

Sanofi-Genzyme Collaboration

In February 2015, we entered into a strategic collaboration with Sanofi-Genzyme to leverage our combined expertise and assets to develop AAV gene therapies for CNS diseases. Under the agreement, we retained U.S. rights to VY-AADC01 and VY-FXN01, as well as at least co-commercialization rights to VY-HTT01 in the United States. VY-SOD101 is not included as part of the Sanofi-Genzyme collaboration and we retain unencumbered worldwide rights to this program. We have granted Sanofi-Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the following programs, which we refer to as the Split Territory Programs, VY-AADC01, VY-FXN01, a future program to be designated by Sanofi-Genzyme, or Future Program, and VY-HTT01 with an incremental option to co-commercialize VY-HTT01 in the United States, and (ii) worldwide rights to VY-SMN101. Sanofi-Genzyme's option for the Split Territory Programs and VY-SMN101 is triggered following the completion of the first proof-of-principle human clinical study, or POP Study, on a program-by-program basis. In November 2016, we elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the significant progress we have made in our other preclinical programs and the evolving competitive landscape.

Prior to any option exercise by Sanofi-Genzyme, we will collaborate with Sanofi-Genzyme in the development of products under each Split Territory Program and VY-SMN101 pursuant to a written development plan and under the guidance of an alliance joint steering committee, comprised of an equal number of our employees and Sanofi-Genzyme employees.

We are required to use commercially reasonable efforts to develop products under each Split Territory Program and VY-SMN101 through completion of the applicable POP Study. During the development of our joint programs, our and Sanofi-Genzyme's activities are guided by a Development Advisory Committee, which we refer to as the DAC. The DAC may elect to utilize certain Sanofi-Genzyme technology relating to the VY-AADC01 program, the VY-HTT01 Program, or generally with the manufacture of Split Territory Program products.

We will be solely responsible for all costs incurred in connection with the development of Split Territory Programs and VY-SMN101 products prior to option exercise, subject to the following: (i) Sanofi-Genzyme may agree to provide additional funds in return for agreed-upon payback or other agreed economic terms; (ii) we may request, and upon mutual agreement, Sanofi-Genzyme will provide in-kind services valued at up to $5.0 million; and (iii) expenses of certain activities under the VY-HTT01 development plan may be funded to the extent such activities are reimbursed through financial support that Sanofi-Genzyme may receive from a disease foundation group.

Other than the VY-AADC01 program (for which a POP Study has already been commenced), if we do not initiate a POP Study for a given Split Territory Program by December 31, 2026 (or for the Future Program by the tenth anniversary of the date the Future Program is nominated by Sanofi-Genzyme), and Sanofi-Genzyme has not terminated this agreement with respect to such Collaboration program, then Sanofi-Genzyme shall be entitled, at its sole and exclusive remedy, to a credit of $10.0 million for each such program against other amounts payable by Sanofi-Genzyme under the Collaboration. However, if we do not initiate a POP Study by such date as a result of a regulatory delay or a force majeure event, such time period shall be extended for so long as such regulatory delay or force majeure event continues and we shall not be deemed to have failed to initiate a POP Study.

Post-Option Exercise

Upon Sanofi-Genzyme's exercise of its option to license a given product in a Split Territory Program, which we refer to as a Split Territory Licensed Product, we will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Sanofi-Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. We and Sanofi-Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either of our territories, including costs associated therewith.

A steering committee for each Program will review and approve a written plan and budget for each relevant program. In addition, all development activities to be undertaken with respect to each Split Territory Licensed Product by or on behalf of either party will be set forth in a written development plan.

Sanofi-Genzyme shall have the sole right to develop VY-SMN101 worldwide. Sanofi-Genzyme shall be responsible for all of the development costs that occur after the option exercise date for VY-SMN101.

Commercialization

We shall be solely responsible, at our expense, for all commercialization activities relating to Split Territory Licensed Products in the United States. Sanofi-Genzyme shall be solely responsible, at its expense, for all commercialization activities relating to Split Territory Licensed Products in the rest of the world. For VY-HTT01, if Sanofi-Genzyme has exercised its option to co-commercialize VY-HTT01 in the United States, then Sanofi-Genzyme will be the lead party responsible for all VY-HTT01 commercialization activities in the United States, and these activities will be set forth in reasonable detail in a written commercialization plan.

Sanofi-Genzyme shall be solely responsible, at its expense, for all commercialization activities relating to VY-SMN101 worldwide. Sanofi-Genzyme shall use commercially reasonable efforts to commercialize VY-SMN101 in each major market specified in the agreement where Sanofi-Genzyme has obtained required governmental approvals.

Financial Terms

We received $65.0 million in upfront cash, a $30.0 million upfront equity investment and an in-kind commitment of $5.0 million, totaling $100.0 million. If Sanofi-Genzyme exercises its option for a collaboration program, with the exception of VY-AADC01, Sanofi-Genzyme is required to make an option exercise payment of $20.0 million or $30.0 million for each program. In addition, Sanofi-Genzyme shall pay us up to $645.0 million across product programs upon the achievement of specified regulatory and commercial milestones.

In addition, to the extent any Split Territory Licensed Product or the VY-SMN101 Product is commercialized, we are entitled to receive tiered royalty payments ranging from the mid-single digits to mid-teens based on a percentage of net sales. Sanofi-Genzyme is entitled to receive royalty payments from us related to sales of the Split Territory Licensed Products ranging from the low-single digits to mid-single digits, depending on whether we use Sanofi-Genzyme technology in a Split Territory Licensed Product or the VY-SMN101 Product. If Sanofi-Genzyme exercises its option to co-commercialize VY-HTT01 in the United States, we will share any profits or losses from VY-HTT01 product sales.

Term And Termination; Remedies

Our collaboration agreement with Sanofi-Genzyme will continue in effect until the later of (i) the expiration of the last to expire of the option rights and (ii) the expiration of all payment obligations unless sooner terminated by us or Sanofi-Genzyme.

We and Sanofi-Genzyme have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party and Sanofi-Genzyme has the right to terminate for convenience.

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

In consideration for rights granted to us under the agreement, we made an upfront payment of $0.2 million to UMass. We are obligated to pay UMass (i) low-single digit royalty payments based on net sales of the licensed products, (ii) annual maintenance payments of $30.0 thousand, which are creditable against royalties payable in such period, (iii) minimum aggregate annual royalty payments that are creditable against royalties payable in such period, with the minimum aggregate amount payable being in the low-six digits for each of the first four years of this agreement and a minimum aggregate amount payable being in the mid-six digits for each year, thereafter, (iv) milestone payments of up to $1.8 million, per licensed product for the first five licensed products, based on the achievement of development and regulatory milestones and (v) a percentage of sublicensing income that decreases over time from low double digit percentages to a mid-single digit percentage. We also agreed to reimburse UMass approximately $0.7 million for patent related expenses incurred by UMass as of the effective date of the agreement over a two year period.

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

In November 2014, we agreed to the first project under this agreement whereby we will fund approximately $2.9 million over a 16-month period for certain research and development services performed by MassBiologics. The project commenced in January 2015 and completed during 2016. We and UMass and/or MassBiologics may agree to conduct other projects in the future, the terms of which will be agreed upon at such time.

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

Under the terms of this license agreement, we paid REGENX an upfront fee of $0.5 million, an extension fee of $0.1 million and are required to make an annual maintenance fee in the five digits. If we exercise any or all of the commercial options by a specified date, we will be required to make upfront payments to REGENX of up to $1.5 million and to pay to REGENX an annual maintenance fee payment ranging from five digits to six digits depending on the number of disease indication options exercised. In addition, we will be required to pay to REGENX up to $5.0 million in milestone fees per disease indication, mid- to high-single digit royalty percentages on net sales of licensed products, and low- to mid-single digit percentages of any sublicense fees that we receive from sublicensees for the licensed intellectual property rights.

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

 In November 2016, Voyager exercised commercial options for the use of REGENXBIO’s NAV® Technology Platform, or NAV, vectors for the development and commercialization of gene therapies for specific neurological diseases. Upon exercise of the options, REGENXBIO has granted Voyager a non-exclusive worldwide commercial license, with rights to sublicense, to three specific NAV vector sequences covered by REGENXBIO’s NAV Technology Platform, each for the treatment of a specific neurological disease. In return for these rights, REGENXBIO will receive undisclosed upfront payments, ongoing fees, milestone payments and royalties on net sales of products incorporating the licensed intellectual property.

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

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Agilis Biotherapeutics, LLC, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc., Bamboo Therapeutics (now Pfizer Inc., or Pfizer), Dimension Therapeutics, Inc., GenSight Biologics SA, MeiraGTx Ltd., NightstaRx Ltd, REGENXBio Inc., uniQure NV, or uniQure, and Spark Therapeutics, Inc. or Spark, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC01 will compete with a variety of therapies currently marketed and in development for advanced Parkinson's disease, including DBS marketed by Medtronic plc, Abbott Laboratories (recently acquired from St Jude Medical), and other medical device companies, DUOPA/Duodopa marketed by AbbVie Inc., as well as other novel, non-oral forms of levodopa in development, including NeuroDerm’s ND0612, Acorda Therapeutic’s CVT-301, and sublingual apomorphine in development at Sunovion Pharmaceuticals (acquired from Cynapsus Therapeutics). Gene therapy competition for advanced Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was recently deprioritized by uniQure. Oxford Biomedica plc could commence a Phase 1/2 trial in 2017 of OXB-102/Prosavin subject to successfully out-licensing or spinning out the product.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•

VY-SOD101 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen, and Tirasemtiv being developed by Cytokinetics, Inc., or Cytokinetics;

•

VY-FXN01 for Friedreich's ataxia will potentially compete with AAV-FXN being developed by Adverum Biotechnologies, AAV-FXN being developed by Bamboo Therapeutics (now Pfizer Inc., or Pfizer), and frataxin targeted gene therapy being developed by Agilis Biotherapeutics, LLC in collaboration with Intrexon Corporation and BB-FA being developed by BioBlast Pharma Ltd., or BioBlast;

•

VY-HTT01 for Huntington's disease will potentially compete with IONIS-HTTRx being developed by Ionis in collaboration with F. Hoffmann-La Roche Ltd., or Roche, WVE-120101 being developed by WAVE Life Sciences, a gene editing approach being developed by Sangamo Biosciences, Inc. in collaboration with Shire plc, and gene therapies being developed by uniQure and Spark;

•

VY-TAU01 for FTD/Alzheimer’s disease will potentially compete with Tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., Bristol-Myers Squibb, AbbVie Inc., Biogen Inc., and several other companies, as well as an antisense oligonucleotide program being developed by Ionis; and

•

VY-NAV01 for severe, chronic pain will potentially compete with Nav1.7 inhibitors being developed by Pfizer, Teva Pharmaceuticals, Biogen Inc., Roche Genentech Inc. in collaboration with Xenon Pharmaceuticals, Amgen, and Astellas Pharma Inc.

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

Manufacturing

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus AAV production system, a technology for producing AAV vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s current good manufacturing practices, or cGMPs. We are also building an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapies.

We presently contract with third parties for the manufacturing of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

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

We have 28 patent applications pending in the United States and foreign jurisdictions. At least 14 patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 61 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, 96 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with 38 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods of designing novel AAV constructs, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Parkinson’s Disease (PD)

We own three pending patent families with a total of five patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from this patent family are generally expected to start to expire in 2035, subject to possible patent term extensions.

Amyotrophic Lateral Sclerosis (ALS)

We own two pending patent families with a total of two patent applications directed to targeting SOD1 for the treatment of ALS and we have filed a third patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Friedreich’s Ataxia (FA) and Delivery

We own two pending patent families with the first family having one patent application directed to delivery of AAV gene therapies to the CNS and AAVs encoding frataxin constructs for the treatment of Friedreich's Ataxia and the second family having one patent application directed to the delivery of AAV gene therapies to the CNS. Patents that grant from this patent family are generally expected to start to expire in 2036, subject to possible patent term extensions.

Huntington’s Disease (HD)

We own one pending patent family with one patent application directed to pharmaceutical compositions and methods for targeting HTT for the treatment of HD. Patents from this family are generally expected to start to expire in 2037, subject to possible patent term extensions.

Tauopathies and Antibodies

We own five pending patent families directed to antibodies with a total of nine patent applications. The first patent family has two patent applications directed to assays for the detection of neutralizing antibodies. The other four patent families have a total of seven patent applications directed to vectorized antibodies. Patents from these families are generally expected to start to expire in 2036, subject to possible patent term extensions.

Neuropathic Pain

We own one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of neuropathic pain. Patents from this family are generally expected to start to expire in 2037, subject to possible patent term extensions.

Regulatable Expression

We own two pending patent families with a total of two patent applications directed to regulatable expression control of AAV transgenes. Patents that grant from this patent family are generally expected to start to expire in 2036, subject to possible patent term extensions.

Vector Engineering and Production

We own four pending patent families directed to AAV production and/or engineering. The first family has two patent applications directed to capsid engineering and domain swapping and AAV production . The second family has one patent application directed to the production of scAAV particles. The last two families have a total of two patent applications directed to the design of AAV drug delivery cassettes. Patents that grant from this patent family are generally expected to start to expire in 2035, subject to possible patent term extensions.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed six families of patents and patent applications, in the exclusive field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of CNS disorders from the University of Massachusetts. These families of patents and applications are pending and/or granted in the United States and other territories and comprises 62 granted patents and 12 applications. Patents have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain, Italy, and Netherlands. Patents that grant from these patent families are generally expected to expire between 2022 and 2025, subject to possible patent term extensions.

We have exclusively licensed three families of patents and patent applications directed to novel AAV capsids from the University of Massachusetts. These families of patents and applications, pending and/or granted in the United States and other territories, and comprises 14 granted patents and 8 applications. Patents have been granted in the United States, Europe and Japan.  Nationalization for some members has taken place in Switzerland, Germany, Denmark, Spain, France, Great Britain, Ireland, Italy, Netherlands, and Sweden. Patents that grant from these patent families are generally expected to expire between 2030 and 2035, subject to possible patent term extensions.

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

We have non-exclusively licensed two families of patents and patent applications directed to novel AAV capsids from the Board of Trustees of the Leland Stanford Junior University. These families of patents and applications, pending and/or granted in the United States, comprise 6 granted patents and 3 applications. Patents that grant from these patent families are generally expected to expire between 2027 and 2032, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications directed to AAV capsids from REGENXBIO® Inc. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprises 66 granted patents and 22 applications. Patents have been granted in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and the United States. Patents that grant from these patent families are generally expected to expire between 2022 and 2024, subject to possible patent term extensions.

We have non-exclusively licensed three families of patent applications directed to AAV capsids from the California Institute of Technology. These families are pending in the United States and have been filed Internationally. Patents that grant from these patent families are generally expected to start to expire in 2034, subject to possible patent term extensions.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the Office of Tissues and Advanced Therapies (OTAT) is responsible for gene therapy review and evaluation. CBER works closely with the NIH and its RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, viral shedding, environmental assessments, potency testing, and chemistry, manufacturing and control information in gene therapy INDs. FDA guidance documents provide the agency's current thinking about a particular subject, but are not legally binding.

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
•

performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as good clinical practice, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency, or efficacy, of the proposed biological product for its intended use;

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

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical tests, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH

Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee, that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC's decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public. Recent changes in the procedures for the RAC process issued by the NIH now include evaluation and assessment by IRBs and may result in some delay before initiation of a clinical trial.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1.  The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.  Guidelines on clinical trials with gene therapy products issued by OTAT state that the FDA has determined that the benefit-risk ratio of these products does not warrant their evaluation in healthy human subjects.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with FDA’s systems, the BLA can be refused to file. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. Systems need to be put in place to record and evaluate adverse events reported by health care providers and patients and to assess product complaints. An increase in severity or new adverse events can result in labeling changes or product recall. Defects in manufacturing of commercial products can result in product recalls.

We also must comply with the FDA's advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval or license revocation, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of biological products that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new biological products to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a biological product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to biological products that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

Moreover, under the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a "breakthrough therapy." A breakthrough therapy is defined as a biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Biological products designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Accelerated approval for regenerative advanced therapies

As part of the 21st Century Cures Act, Congress recently amended the FD&C Act to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. At this time, the FDA has not made a determination of what gene therapy products if any, may qualify as a regenerative advanced therapy based on this definition. Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A drug sponsor may request that FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, less any time the applicant failed to act with due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials, including clinical pharmacology trials and assessment of immunogenicity. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

In addition, the Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to biopharmaceutical products, in addition to the Biologics Price Competition and Innovation Act of 2009 included in the Affordable Care Act, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017,

Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact the biopharmaceutical industry and the success of our product candidates. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

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

Incorporation and Initial Public Offering

We were incorporated under the laws of Delaware on June 2013. On November 16, 2015, we closed our Initial Public Offering, or IPO, whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions, and offering expenses payable by us.

Employees

As of December 31, 2016, we employed 77 full-time employees in the United States, including 58 in research and development and 20 in general and administrative. We have one part-time employee. Thirty-one of our employees have either an M.D. or a Ph.D. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

We lease our office and laboratory space, which consists of approximately 19,000 square feet located in Cambridge, Massachusetts. Our lease expires in 2019. In January 2016, we signed an agreement to lease an additional facility of approximately 26,000 square feet in Cambridge, Massachusetts, to support our continued growth. The additional facility will include laboratory and office space, and was ready for occupancy in early 2017. We believe our current office and laboratory space, combined with the new lease, is sufficient to meet our needs until the expiration of our leases.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we were not party to any legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-k, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report for the year ended December 31, 2016.

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

We are a clinical‑stage biotechnology company with a limited operating history, and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net loss was $40.2 million, $29.7 million, and $16.3 million for the years ended December 31, 2016,  2015, and 2014 respectively. As of December 31, 2016, we had an accumulated deficit of $90.0 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock and our recent collaboration agreement with Sanofi-Genzyme. On November 16, 2015 we closed our Initial Public Offering, or IPO, whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. To date, we have devoted substantially all of our financial resources to building our product engine, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team and establishing our collaboration with Sanofi-Genzyme. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Since the completion of our IPO on November 16, 2015, we have incurred costs associated with operating as a public company. Accordingly, we need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2016, our cash, cash equivalents, and marketable debt securities were $174.4 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, will enable us to fund our operating expenses and capital expenditure requirements into 2019.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of product discovery, preclinical studies and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under the Sanofi-Genzyme Collaboration and any other collaboration agreements we obtain;
•	the ability of our collaboration partners to exercise options to extend research and development programs

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. No gene therapy product has been approved in the United States and only two such products have been approved in the European Union.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only two gene therapy products, uniQure N.V.’s, or uniQure, Glybera, and GlaxoSmithKline’s Strimvelis have received marketing authorization from the European Commission and no gene therapy products have received marketing authorization in the United States. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. Approvals by the European

Commission may not be indicative of what the FDA may require for approval and different or additional pre‑clinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.

The FDA has established the Office of Cellular, Tissue and Gene Therapies (now named the Office of Tissues and Advances Therapies, or OTAT) within CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institute of Health, or NIH, are also potentially subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. The ongoing Phase 1b clinical trial of VY‑AADC01 is being conducted at UCSF and UPMC and therefore is subject to oversight by these authorities. Even though the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and permitted its initiation. Conversely, the FDA may place an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in‑depth, public review. In addition, NIH‑funded institutions need to have their institutional biosafety committee as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The ongoing Phase 1b clinical trial of VY‑AADC01 has been reviewed by the Institutional Review Boards, or IRBs, of UCSF and UPMC, and such trials will need to be re‑reviewed by both institutional IRBs if the protocol for the trial is further amended. For any new protocol, the same processes and issues apply. In addition, adverse developments in clinical trials of gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA and local health authorities of individual counties within the European Union may issue new guidelines concerning the clinical development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy.

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

The doses and coverage of the putamen being employed in the ongoing VY-AADC01 Phase 1b clinical trial are higher than those used in prior trials, and may need to be further optimized or we may not generate sufficient clinical data in a placebo-controlled trial to achieve market authorization.

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to examination of the trial results. For example, the magnitude of the clinical responses seen in the Phase 1 clinical trial of VY‑AADC01 conducted by UCSF were similar to placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this Phase 1 trial for an indication of the efficacy of treatment with VY‑AADC01. We believe that there is a need to optimize the dose and volume of infusion of VY‑AADC01 to substantially increase the coverage of the putamen, the region of the brain targeted by VY‑AADC01, to achieve a clinical benefit. However, we can provide no assurances that we will be able to optimize these parameters and thereby achieve sufficient coverage of the putamen to achieve a clinical benefit.

The ongoing Phase 1b clinical trial of VY‑AADC01 incorporates several design features that are different from those used in UCSF’s previously completed Phase 1 clinical trial, in an attempt to increase the area of the putamen, particularly the posterior putamen, which receives VY‑AADC01 treatment. Larger infusion volumes of VY‑AADC01 are being employed along with higher doses of VY‑AADC01. In addition, the ClearPoint System, which is manufactured by MRI Interventions, Inc., is being used during the surgical procedure to provide accurate placement of the cannula, or small tube used in the procedure, in the putamen to allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC01 to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of reducing the risk of hemorrhages, and minimizing off target distribution. In the prior Phase 1 clinical trial of VY‑AADC01 conducted by UCSF, physicians surgically administered VY‑AADC01 without the use of the ClearPoint System and intra-operative MRI, and therefore did not have real‑time visualization of treatment delivery.

Due to the nature of the techniques being used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of clinical benefit. For example, physicians may use cannulas of differing lengths in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY‑AADC01 that ultimately reaches the putamen, leading to highly variable results.

Furthermore, we plan to use VY-AADC02 in our ex-U.S. posterior trajectory trials and later-stage clinical trials as opposed to VY-AADC01. VY-AADC02 uses the same vector as VY-AADC01, but is manufactured using our baclovirus/Sf9 system as opposed to in HEK 293 cells, which is the platform used to manufacture VY-AADC01. Based on our discussions with the FDA, we believe that we have a good understanding of what in vitro testing and preclinical evaluation are required, which we will need to conduct in order to demonstrate comparability between the current version and the new version. Although we believe that VY-AADC02 will be similar or comparable to VY-AADC01, we can provide no assurances that we will be able to successfully complete the necessary in vitro testing and preclinical studies or that the results of such studies and tests will demonstrate the comparability between VY-AADC01 and VY-AADC02.

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

We have very limited experience with clinical trials. To date, we have neither commenced nor completed any clinical trials. The ongoing Phase 1b clinical trial of VY‑AADC01 is being conducted at UCSF and UPMC. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, issue a complete response letter, or ultimately we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non‑approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Agilis Biotherapeutics, LLC, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc., Bamboo Therapeutics (now Pfizer Inc., or Pfizer), Dimension Therapeutics, Inc., GenSight Biologics SA, MeiraGTx Ltd., NightstaRx Ltd, REGENXBio Inc., uniQure NV, or uniQure, and Spark Therapeutics, Inc. or Spark, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC01 will compete with a variety of therapies currently marketed and in development for advanced Parkinson's disease, including DBS marketed by Medtronic plc, Abbott Laboratories (recently acquired from St Jude Medical), and other medical device companies, DUOPA/Duodopa marketed by AbbVie Inc., as well as other novel, non-oral forms of levodopa in development, including NeuroDerm’s ND0612, Acorda Therapeutic’s CVT-301, and sublingual apomorphine in development at Sunovion Pharmaceuticals (acquired from Cynapsus Therapeutics). Gene therapy competition for advanced Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was recently deprioritized by uniQure Oxford Biomedica plc could commence a Phase 1/2 trial in 2017 of OXB-102/Prosavin subject to successfully out-licensing or spinning out the product.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•

VY-SOD101 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen, and Tirasemtiv being developed by Cytokinetics, Inc., or Cytokinetics;

•

VY-FXN01 for Friedreich's ataxia will potentially compete with AAV-FXN being developed by Adverum Biotechnologies, AAV-FXN being developed by Bamboo Therapeutics (now Pfizer Inc., or Pfizer), and frataxin targeted gene therapy being developed by Agilis Biotherapeutics, LLC in collaboration with Intrexon Corporation and BB-FA being developed by BioBlast Pharma Ltd., or BioBlast;

•

VY-HTT01 for Huntington's disease will potentially compete with IONIS-HTTRx being developed by Ionis in collaboration with F. Hoffmann-La Roche Ltd., or Roche, WVE-120101 being developed by WAVE Life Sciences, a gene editing approach being developed by Sangamo Biosciences, Inc. in collaboration with Shire plc, and gene therapies being developed by uniQure and Spark;

•

VY-TAU01 for FTD/Alzheimer’s disease will potentially compete with Tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., Bristol-Myers Squibb, AbbVie Inc., Biogen Inc., and several other companies, as well as an antisense oligonucleotide program being developed by Ionis; and

•

VY-NAV01 for severe, chronic pain will potentially compete with Nav1.7 inhibitors being developed by Pfizer, Teva Pharmaceuticals, Biogen Inc., Roche Genentech Inc. in collaboration with Xenon Pharmaceuticals, Amgen, and Astellas Pharma Inc.

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

Risks Related to Third Parties

To date, all of our revenue has been derived from our collaboration with Sanofi-Genzyme, and if this collaboration agreement were to be terminated, our business financial condition, results of operations and prospects would be harmed.

In February 2015, we entered into a collaboration agreement with Sanofi-Genzyme to leverage our combined expertise and assets in gene therapy for CNS diseases. Under the agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi-Genzyme an exclusive option to license, develop and commercialize (i) ex‑U.S. rights to our advanced Parkinson’s disease, Friedreich’s ataxia and Huntington’s disease programs and a future program, or the Split Territory Programs, with an incremental option to co‑commercialize the product candidate from our Huntington’s disease program in the United States and (ii) worldwide rights to our SMA program. If Sanofi-Genzyme exercises an option for a Split Territory Program, except for our advanced Parkinson’s disease program, it is required to make an option exercise payment to us. Furthermore, Sanofi-Genzyme shall pay up to $645.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, and will pay us tiered royalty payments based on a percentage of net sales of product candidates from the programs for which it is exercised its option, or the Optioned Programs.

Following Sanofi-Genzyme’s exercise of an option for a program, Sanofi-Genzyme will have sole responsibility for the development and commercialization of the product candidates from such program in the applicable territory. Sanofi-Genzyme will have the sole discretion to determine and direct its efforts and resources, including the ability to discontinue all efforts and resources, it applies to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by the Optioned Programs in the applicable territories. Sanofi-Genzyme may not be effective in obtaining approvals for the product candidates developed from the Optioned Programs or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Furthermore, Sanofi-Genzyme may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Sanofi-Genzyme has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If Sanofi-Genzyme fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the Optioned Programs in the applicable territories, or if Sanofi-Genzyme terminates our collaboration, our business, financial condition, results of operations and prospects would be harmed. In addition, any dispute or litigation proceedings we may have with Sanofi-Genzyme in the future could delay development programs, create uncertainty as to ownership of or access to intellectual property rights, distract management from other business activities and generate substantial expense.

We have only used the ClearPoint System to deliver our product. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System, may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

The ClearPoint System is being used in the ongoing Phase 1b clinical trial of VY-AADC01as a treatment for advanced Parkinson’s disease, and we may continue to use the ClearPoint System in future clinical trials of VY-AADC01 and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the

ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates as there currently is no other manufacturer of the ClearPoint System and we are not aware of any other medical device that would be deemed substantially equivalent to the Clearpoint System. As of December 31, 2016, MRI Interventions, the manufacturer of the ClearPoint System, reported cash and cash equivalents of $3.3 million on its balance sheet, secured debt (senior and junior) totaling approximately $4.3 million, and a net loss for $1.7 million for 2016. In addition, in its past several Quarterly Reports on Form 10-Q, MRI Interventions has indicated that there is substantial doubt as to its ability to continue as a going concern, unless it raises the additional capital needed to run the business.

We will seek to enter into collaborations in the future with other third parties. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.

We will seek to enter into additional collaborations in the future, however, we may not be able to enter into additional collaborations on favorable terms or at all. Our ability to generate revenues from our collaborations will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

We will face significant competition in seeking appropriate collaborators and the negotiation process is time‑consuming and complex. Our ability to reach a definitive collaboration agreement with any future collaborators will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus AAV production system, a technology for producing AAV vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s current good manufacturing practices (cGMPs). We are also building an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapies.

We presently contract with third parties for the manufacturing of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

To date, our third-party manufacturers have met our manufacturing requirements. We expect third party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

To date, our third-party manufacturers have met our quality standards. The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of our contract manufacturing organizations to adhere to or document their compliance to such regulatory requirements and their obligation to us could lead to a delay or interruption in the availability of our program materials for clinical study. If our manufacturers were to fail to comply with the FDA, EMA, or other regulatory authority, it could result in a clinical hold or termination of a clinical study, or could result in the suspension or delay of marketing approval for our products.

Biological products are inherently difficult to manufacture. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, and other production constraints. Our production process requires a number of highly specific raw materials with limited suppliers. Even though we aim to have backup supplies of raw materials whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, or technical issue during manufacturing may lead to delays in clinical development or commercialization plans.

Delays in obtaining regulatory approval of our or our collaborators’ manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our commercialization efforts. To date, no cGMP gene therapy manufacturing facility in the United States has received approval from the FDA for the manufacture of an approved gene therapy product.

Before we can begin to commercially manufacture our product candidates in our own facility, or the facility of a collaborator, we must obtain regulatory approval from the FDA for our manufacturing process and our collaborator’s facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. To date, no cGMP gene therapy manufacturing facility in the United States has received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre‑approval inspection of our or our collaborator’s manufacturing facility by the FDA and other relevant regulatory authorities before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

Additionally, if supply from any third-party manufacturers is delayed or interrupted, there could be a significant disruption in the supply of our clinical or commercial material. We have agreements in place with our contract manufacturers pursuant to which we are collaborating on cGMP manufacturing processes and analytical methods for the manufacture of our AAV product candidates. Therefore, if we are unable to enter into an agreement with our contract manufacturers to manufacture clinical or commercial material for our product programs beyond VY-AADC01, or if our agreement with our contract manufacturers were terminated, we would have to find suitable alternative manufacturers.

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

We are highly dependent on Steven M. Paul, M.D., our President and Chief Executive Officer as well as certain other members of our management team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

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

In the United States, there have been, and continue to be, several legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) imposes a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (ii) increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program; (iii) extends manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals enrolled in Medicaid managed care organizations; (iv) establishes an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products; (v) expands the availability of lower pricing under the 340B drug pricing program by expanding the types of entities eligible to participate in the program; (vi) establishes a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vii) expands entities eligible for discounts under the Public Health Services pharmaceutical pricing program; and (viii) initiates a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Additionally, in the United States, the Biologics Price Competition and Innovation Act of 2009, as part of the Affordable Care Act, created an abbreviated approval pathway for biologic products that are demonstrated to be “biosimilar or interchangeable” with an FDA‑approved biologic product. This new pathway could allow competitors to reference data from biologic products already approved 12 years after the time of approval. This could expose us to potential competition by lower‑cost biosimilars even if we commercialize a product candidate faster than our competitors.

Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. Other legislative changes have been adopted since the Affordable Care Act was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013. These reductions will stay in effect through 2025 unless additional congressional action is taken. Additionally, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs. Where patients receive insurance coverage under any of the options made available through the Affordable Care Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. The U.S. federal government also has announced delays in the implementation of key provisions of the Affordable Care Act. The implications of these delays for our and our partners’ business and financial condition, if any, are not yet clear.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. The implications of a potential repeal and/or replacement of the Affordable Care Act, for our and our partners’ business and financial condition, if any, are not yet clear.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state laws and regulations, including, without limitation, the federal Anti‑Kickback Statute, the federal civil and criminal false claims act, and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to data privacy laws by both the federal government and the states in which we conduct our business. Such laws that may constrain the business or financial arrangements and relationships through which we conduct our operations include, but are not limited to:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual for, or the purchase, recommendation, leasing or furnishing of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Further, the Affordable Care Act amended the intent requirement of the federal Anti‑Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. The Affordable Care Act provided and recent government cases against pharmaceutical and medical device manufacturers support the view that federal Anti‑Kickback Statute violations and certain marketing practices, including off‑label promotion, may implicate the civil False Claims Act;

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the Affordable Care Act, that requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, by the 90th day of each subsequent calendar year, and disclosure of such information is made by CMS on a publicly available website; and

•

state and/or foreign law equivalents of each of the above federal laws, such as state anti‑kickback and false claims laws that may apply to arrangements and claims involving health care items or services reimbursed by non‑governmental third party payors; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

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

Although we maintain product liability insurance coverage in the amount of $10.0 million per occurrence and $50.0 million in the aggregate, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We currently have no sales and marketing organization. To successfully commercialize any products that may result from our clinical development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time‑consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. Under our collaboration agreement with Sanofi-Genzyme, we have granted Sanofi-Genzyme an exclusive option to license, develop and commercialize ex‑U.S. rights to our advanced Parkinson’s disease program, our Friedreich’s ataxia program, a future program to be designated by Sanofi-Genzyme and our Huntington’s disease program. Additionally, we have granted Sanofi-Genzyme an incremental option to co‑commercialize our Huntington’s disease program in the United States and to worldwide rights to our spinal muscular atrophy program. If Sanofi-Genzyme exercises any of these options, except for our advanced Parkinson’s disease program, we would be eligible to receive specified option fees. In addition we would be eligible to receive specified milestone payments and royalties for any product developed in such programs. In the future, we may enter into collaborations regarding other of our product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well‑funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third‑party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures and Funds affiliated with Fidelity Management Research Company, or Fidelity, represent beneficial ownership, in the aggregate, of approximately 62% of our outstanding common stock as of December 31, 2016. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in an at-the-market offering under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of December 31, 2016, approximately $75.0 million in shares of common stock remain for sale under the sales agreement.

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for purchasers of our common stock.

The price of our common stock is likely to be volatile and fluctuates substantially. Since our stock began trading on the NASDAQ Global Select Market on November 11, 2015, through December 31, 2016, the closing price of our common stock ranged from a high of $30.20 to a low of $8.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We may take advantages of these exemptions until we are no longer an EGC. We would cease to be an EGC upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission or SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non‑affiliates exceeds $700.0 million as of June 30th.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts. Our current leased facility encompasses approximately 19,000 square feet of office and laboratory space, located at 75 Sidney Street, Cambridge, Massachusetts. In January 2016, we signed an amendment to extend the current lease through December 31, 2024.  In January 2016, we also signed a non-cancelable lease for an additional approximately 26,000 square feet in Cambridge, Massachusetts that is intended to support our continued growth. The additional facility includes laboratory and office space, and was ready for occupancy in early 2017.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Year ended December 31, 2016	High	Low
2015
Fourth Quarter (from November 11, 2015)	$30.20	$17.50
2016
First Quarter 2016	$21.15	$8.56
Second Quarter 2016	$15.19	$8.77
Third Quarter 2016	$16.26	$10.94
Fourth Quarter 2016	$15.02	$11.01

On  March 10, 2017, the last reported sale price for our common stock on the Nasdaq Global Select Market was $12.28 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 11, 2015 and December 31, 2016, with the cumulative total return of (a) the NASDAQ Composite Index and (b) the NASDAQ Biotechnology Index, over the same period. This graph assumes the investment of $100 on November 11, 2015 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on November 11, 2015 of $17.75 per share as the initial value of our common stock and not the initial offering price to the public of $14.00 per share.

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

Stockholders

As of March 10, 2017, there were approximately 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

We had no unregistered sales of securities for the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2016.

ITEM 6.         SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We have derived the statements of operations data for the years ended December 31, 2016, 2015,  and 2014, and the balance sheet data as of December 31, 2016 and 2015, from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the period ended December 31, 2013, and the balance sheet data as of December 31, 2014 and 2013, from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

				Period from
				June 19, 2013
				(Inception) to
	Year ended December 31,			December 31,
	2016	2015	2014	2013
	(in thousands, except for per share data)
Consolidated statements of operations data:
Collaboration revenue	$14,220	$17,334	$—	$—
Operating expenses:
Research and development	42,249	27,679	8,898	2,316
General and administrative	13,270	9,909	5,469	1,450
Total operating expenses	55,519	37,588	14,367	3,766
Loss from operations	(41,299)	(20,254)	(14,367)	(3,766)
Interest income (expense), net	976	332	(1)	(67)
Other income (expense), net	182	(9,750)	(1,949)	—
Loss before income taxes	(40,141)	(29,672)	(16,317)	(3,833)
Income tax provision	52	—	—	—
Net loss	$(40,193)	$(29,672)	$(16,317)	$(3,833)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale-securities, net	199	(251)	—	—
Comprehensive loss	$(39,994)	$(29,923)	$(16,317)	$(3,833)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(40,193)	(29,672)	(16,317)	(3,833)
Accretion of preferred stock to redemption value	—	(7,373)	(1,366)	—
Accrued dividends on series A preferred stock	—	(1,245)	—	—
Net loss attributable to common stockholders	$(40,193)	$(38,290)	$(17,683)	$(3,833)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(1.59)	$(9.14)	$(27.83)	$(1,629.68)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	25,302,414	4,191,210	635,448	2,352

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, and marketable debt securities	$174,418	$224,345	$7,035	$135
Working capital(2)	164,984	171,963	5,884	(3,847)
Total assets	189,566	229,457	11,497	149
Redeemable convertible preferred stock	—	—	21,979	—
Common stock and additional paid-in capital	225,989	219,147	1	—
Total stockholders’ equity (deficit)	135,922	169,074	(20,830)	(3,833)

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

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe diseases of the central nervous system, or CNS. We focus on CNS diseases where we believe an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have built a product engine, that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe CNS disease. Our product engine enables us to engineer, optimize, manufacture and deliver our AAV-based gene therapies that have the potential to provide durable activity following a single administration directly to the CNS. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe CNS diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery to the targeted tissue or cells. Our manufacturing process employs an established system to enable production of high quality AAV vectors at commercial-scale. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies directly to discrete regions of the brain or more broadly to the spinal cord region. In November 2016, we elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the significant progress we have made in our other preclinical programs and the evolving competitive landscape.

Since our inception on June 19, 2013, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which CNS indications to pursue and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock and common stock and our collaboration with Sanofi-Genzyme, or the Sanofi-Genzyme Collaboration, which commenced in February 2015.

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

Since inception, we have incurred significant operating losses. Our net losses were $40.2 million, $29.7 million, and $16.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $90.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2016, we recognized $14.2 million of collaboration revenue from the Sanofi-Genzyme Collaboration. For additional information about our revenue recognition policy related to the Sanofi-Genzyme Collaboration, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from the Sanofi-Genzyme Collaboration, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

Other Income (Expense)

Other income consists primarily of a  gain on the equity securities investment in MRI Interventions and also includes income from grants.

Other expense during 2015 consists primarily of the re‑measurement losses associated with the change in the fair value of the Series A Preferred Stock tranche rights for the Series A Preferred Stock. $9.8 million of expense was recorded during the year ended December 31, 2015 related to the change in fair value of these rights. In February 2015, upon the issuance of the final tranche of Series A Preferred Stock, the tranche right liability was reclassified to Series A Preferred Stock and no further re‑measurement gains or losses will be recognized related to these tranche rights.

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

Revenue Recognition

As of December 31, 2016, all of our revenue was generated exclusively from the Sanofi-Genzyme Collaboration. We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605 Revenue Recognition, or ASC 605. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

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

Multiple Elements Arrangements

Determination of Accounting Units

We analyze multiple element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider whether our collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). The Sanofi-Genzyme Collaboration does not provide for a general right of return relative to any delivered items.

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

Pattern of Recognition

We recognize the arrangement's consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. We will recognize revenue associated with license options upon exercise of the option, if the underlying license has standalone value from the other deliverables to be provided after delivering that license. If the license does not have standalone value, the amounts allocated to the license option will be combined with the related undelivered items as a single unit of accounting. The amounts allocated to the license option in the Sanofi-Genzyme Collaboration will be deferred until the option is exercised. The revenue recognition upon option exercise will be determined based on whether the license has standalone value from the remaining deliverables under the arrangement at the time of exercise.

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

Fair Value Measurements—Tranche Rights

The January 2014 Series A Preferred Stock Purchase Agreement provides the investors the right, and upon achievement of certain milestones, obligates the investors to participate in subsequent offerings of Series A Preferred Stock, or Series A Tranche Rights. The Series A Tranche Rights meet the definition of a freestanding financial instrument, as the Series A Tranche Rights are legally detachable and separately exercisable from the Series A Preferred Stock. Since the Series A Preferred Stock is redeemable at the holder's option, the Series A Tranche Rights are classified as an asset or liability and are initially recorded at fair value and marked to market at each subsequent reporting period, through the settlement of the Series A Tranche Rights.

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

The estimated fair value of the Series A Tranche Rights was determined using a probability-weighted present value model that considers the probability of closing a tranche, the estimated future value of Series A Preferred Stock at each closing, and the amount of the investment required at each closing. Future values are converted to present value using a discount rate appropriate for probability-adjusted cash flows. Upon the settlement of each tranche, the fair value of the Series A Tranche Rights associated with that tranche was reclassified to Series A Preferred Stock at its then fair value and is no longer re-measured.

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

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended December 31,
	2016	2015
Risk-free interest rate	1.5%	1.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.1%	78.6%

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of December 31,
	2016	2015
Risk-free interest rate	2.1%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	9.1	10.0
Expected volatility	83.3%	84.0%

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

Stock-based compensation totaled approximately $6.3 million,  $4.0 million, and  $0.4 million the years ended December 31, 2016,  2015, and 2014 respectively. As of December 31, 2016, we had $10.7 million and $8.7 million of unrecognized compensation expense related to restricted stock awards and stock option awards, respectively, which are expected to be recognized over weighted-average remaining vesting periods of approximately 1.33 and 2.71 years, respectively. We expect the impact of our stock-based compensation expense for restricted stock and stock options granted to employees, directors and other service providers to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

Results of Operations

Comparison of the years ended December 31, 2016 and 2015:

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$14,220	$17,334	$(3,114)
Operating expenses:
Research and development	42,249	27,679	14,570
General and administrative	13,270	9,909	3,361
Total operating expenses	55,519	37,588	17,931
Other income (expense), net:
Interest income, net	976	332	644
Other income (expense), net	182	(9,750)	9,932
Total other income (expense), net	1,158	(9,418)	10,576
Loss before income taxes	(40,141)	(29,672)	(10,469)
Income tax provision	52	—	52
Net loss	$(40,193)	$(29,672)	$(10,417)

Collaboration Revenue

Collaboration revenue was $14.2 million for the year ended December 31, 2016,  and $17.3 million for the year ended December 31, 2015, all of which related to the Sanofi-Genzyme Collaboration in recognition of amounts allocated to research and development services for various programs under the Collaboration Agreement. The Collaboration Agreement was entered into in February 2015. During 2016 we reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting, we deprioritized the development of VY-SMN101, and reduced the estimates related to the amount of “in-kind” services that would be provided by Sanofi-Genzyme. These adjustments were made on a prospective basis and resulted in decreases in revenue recognized by $2.4 million per quarter.

Research and Development Expense

Research and development expense increased by $14.5 million from $27.7 million for the year ended December 31, 2015 to $42.2 million for the year ended December 31, 2016. The following table summarizes our research and development expenses, for years ended December 31, 2016 and 2015:

	Year ended
	December 31,
	2016	2015	Change
	(in thousands)
Process and platform development expenses	$20,413	$14,128	$6,285
Employee and contractor related expenses	15,530	11,351	4,179
Facility and other expenses	4,553	1,906	2,647
License fees	1,753	294	1,459
Total research and development expenses	$42,249	$27,679	$14,570

The change in research and development expense for the year ended December 31, 2016 was primarily attributable to the following:

•

approximately $5.1 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities and manufacturing and production design on our behalf and increased purchases of lab supplies and non‑capital equipment used in designing, developing and manufacturing preclinical study materials, and an additional expense of approximately $1.2 million attributable to in‑kind research and development services incurred by Sanofi-Genzyme and provided to us under the Sanofi-Genzyme Collaboration;

•	approximately $4.2 million for increased research and development employee compensation costs;
•	approximately $2.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses; and
•	approximately $1.5 million related to increased licensing costs.

General and Administrative Expense

General and administrative expense increased by $3.4 million from $9.9 million for the year ended December 31, 2015 to $13.3 million for the year ended December 31, 2016. The change in general and administrative expense was primarily attributable to the following:

•	approximately $3.0 million related to the increase in administrative function headcount;

•	approximately $0.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses;
•	approximately $0.4 million for increased legal and patent expenses;
•	offset by approximately $0.8 million for decreased external consulting and professional services.

Other Expense, Net

Investment income of approximately $1.0 million was recognized due to increased marketable securities balances resulting from our underwritten initial public offering in November 2015.

Other income of approximately $0.2 million was recognized due to grants. Additionally, the prior year expense of $9.4 million related to the mark to market adjustments recorded on our Series A Preferred Stock Tranche Right liability as of the year ended December 31, 2015. The increase in value of the Series A Preferred Stock Tranche Rights liability was a result of the increase in the fair value of our Series A Preferred Stock and the increase in the probability of closing the tranche during the year ended December 31, 2015. The Series A Preferred Stock Tranche Rights liability was settled in February 2015 upon the issuance of the final tranche of Series A Preferred Stock.

Income Tax Provision (Benefit)

We recorded an income tax provision of $0.2 million related to our alternative minimum tax, or AMT, liability resulting in an income tax payable of $0.1 million for the year ended December 31, 2016. There was no income tax payable for the year ended December 31, 2015. The payable was due to the recognition of deferred revenue related to the Sanofi-Genzyme Collaboration for income tax purposes. Our overall income tax provision was offset by an income tax benefit recorded to continuing operations of $0.1 million associated with the recognition of the corresponding income tax associated with unrealized gains included in other comprehensive income. The net tax effect resulted in an overall income tax provision recorded to continuing operations of $0.1 million. We recorded no income tax provision (benefit) for the year ended December 31, 2015.

Comparison of year ended December 31, 2015 and 2014:

The following table summarizes our results of operations for the year ended December 31, 2015 and 2014, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$17,334	$—	$17,334
Operating expenses:
Research and development	27,679	8,898	18,781
General and administrative	9,909	5,469	4,440
Total operating expenses	37,588	14,367	23,221
Other expense, net:
Interest income (expense), net	332	(1)	333
Other expense, net	(9,750)	(1,949)	(7,801)
Total other expense, net	(9,418)	(1,950)	(7,468)
Net loss	$(29,672)	$(16,317)	$(13,355)

Collaboration Revenue

Collaboration revenue was $17.3 million for the year ended December 31, 2015, all of which related to the Sanofi-Genzyme Collaboration. We did not earn any revenue for the year ended December 31, 2014.  Generally, the amounts allocated to these programs are expected to be recognized on a straight-line basis over the period the services are provided for each program.

Research and Development Expense

Research and development expense increased by $18.8 million from  $8.9 million for the year ended December 31, 2014 to $27.7 million for the year ended December 31, 2015. The following table summarizes our research and development expenses, for the year ended December 31, 2015 and 2014, respectively:

	Year ended
	December 31,
	2015	2014	Change
	(in thousands)
Process and platform development expenses	$14,128	$2,842	$11,286
Employee and contractor related expenses	11,351	4,319	7,032
Facility and other expenses	1,906	865	1,041
License fees	294	872	(578)
Total research and development expenses	$27,679	$8,898	$18,781

The increase in research and development expense was primarily attributable to research and development, and included the following:

•	approximately $11.3 million for increased purchases of lab supplies and non-capital equipment, funding preclinical and research development efforts and process development and design costs;
•	approximately $7.0 million for increased compensation expenses, related to increased employee compensation costs, including hiring of personnel during 2015;
•	approximately $1.0 million for increases in facility and other costs including rent, depreciation, and maintenance expenses; and
•	approximately $0.6 million related to acquiring patents and licensing rights.

General and Administrative Expense

General and administrative expense increased by $4.4 million from $5.5 million for the year ended December 31, 2014 to $9.9 million for the year ended December 31, 2015. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $2.0 million for increased employee compensation costs, including hiring of personnel;
•	approximately $1.2 million for increased administrative consulting and professional services;
•	approximately $0.9 million for increased renting and operating our corporate facilities; and
•	approximately $0.3 million for increased patent-related and other corporate legal fees incurred.

Other Expense, Net

Other expense decreased by $7.4 million from $2.0 million for the year ended December 31, 2014 to $9.4 million for the year ended December 31, 2015. The increase in expense primarily related to the mark to market adjustments recorded on our Series A Preferred Stock Tranche Right liability during 2015.

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

As of December 31, 2016, we had cash, cash equivalents,  and marketable debt securities of $174.4 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2016,  2015,  and 2014:

	Year ended
	December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,482)	$41,299	$(11,918)
Investing activities	47,300	(194,769)	(3,302)
Financing activities	514	177,744	22,120
Net increase in cash and cash equivalents	$5,332	$24,274	$6,900

Cash Flows from Operating Activities

Net cash used in operating activities was $42.5 million during the year ended December 31, 2016.  The decrease in cash provided by operating activities year over year was due to the $65.0 million upfront payment from Sanofi-Genzyme under the Collaboration Agreement in February 2015, and increases in cash used for increased operating expenses, adjusted for non-cash items. The increases in operating expenses are primarily due to increased research and development activities, as well as higher general and administrative expenses as a result of operating as a public company during the year ended December 31, 2016.

 Net cash provided by operating activities was $41.3 million during the year ended December 31, 2015. The increase in cash provided by operating activities year over year was due to the $65.0 million upfront payment from Sanofi-Genzyme under the Collaboration Agreement in February 2015, offset by cash used in operating activities due to an increase in net loss of $13.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Net cash used in operating activities was $11.9 million during the year ended December 31, 2014.

Cash Flows from Investing Activities

Net cash provided by investing activities was $47.3 million during the year ended December 31, 2016. The increase in cash provided by investing activities for the year ended December 31, 2016 was primarily due to proceeds from maturities of marketable securities of $165.1 million, partially offset by purchases of marketable securities of $112.4 million and purchases of property and equipment of $5.0 million.

Net cash used in investing activities was $194.8 million during the year ended December 31, 2015. The increase in cash used in investing activities was due to purchases of marketable securities of $220.4 million offset by the proceeds from maturities of marketable securities of $26.7 million, and $1.0 million in purchases of property and equipment.

Net cash used in investing activities was $3.3 million during the year ended December 31, 2014. Cash used in investing activities was primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.5 million during the year ended December 31, 2016 for proceeds on exercises of stock options.

Net cash provided by financing activities was $177.7 million during the year ended December 31, 2015.  The increase in cash provided by financing activities was from the receipt of IPO proceeds (net of underwriting discounts and commissions, but prior to deducting other transaction expenses) of $72.9 million, the issuance of $20.0 million of Series A Preferred Stock, $90.0 million of Series B Preferred Stock, of which $5.0 million in proceeds were in excess of the Series B Preferred Stock’s fair value and were allocated to deferred revenue. Cash payments of IPO related expenses totaled $1.9 million during the year ended December 31, 2015.

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

Based upon our current operating plan, we expect our existing cash, cash equivalents, and marketable debt securities will enable us to fund our operating expenses and capital expenditure requirements into 2019. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of product discovery, preclinical studies and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under the Sanofi-Genzyme Collaboration and any other collaboration agreements we obtain;
•	the ability of our collaboration partners to exercise options to extend research and development programs
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2016:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)
Operating lease commitments(1)	$29,786	$3,211	$6,672	$7,630	$12,273

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2024.

In January 2016, we executed an amendment to extend the lease for 75 Sidney Street in Cambridge, Massachusetts and executed a new agreement to lease 64 Sidney Street in Cambridge, Massachusetts, both terms going through December 2024.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2016.

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

As of December 31, 2016, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

ITEM 16.        FORM 10-K SUMMARY

This Annual Report on Form 10-K does not include a summary.

Report of independent registered public accounting firm

The Board of Directors and Stockholders of

Voyager Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voyager Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2017

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,641	$31,309
Marketable securities, current	137,777	163,028
Prepaid expenses and other current assets	4,368	1,557
Total current assets	178,786	195,894
Property and equipment, net	7,893	3,234
Deposits and other non-current assets	1,527	321
Marketable securities, non-current	1,360	30,008
Total assets	$189,566	$229,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$550	$612
Accrued expenses	6,488	3,430
Deferred rent, current portion	—	300
Deferred revenue, current portion	6,764	19,589
Total current liabilities	13,802	23,931
Deferred rent, net of current portion	4,999	1,015
Deferred revenue, net of current portion	34,818	35,393
Other non-current liabilities	25	44
Total liabilities	53,644	60,383
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 25,597,912 and 24,930,979 shares issued and outstanding at December 31, 2016 and 2015, respectively	26	25
Additional paid-in capital	225,963	219,122
Accumulated other comprehensive loss	(52)	(251)
Accumulated deficit	(90,015)	(49,822)
Total stockholders’ equity	135,922	169,074
Total liabilities and stockholders’ equity	$189,566	$229,457

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2016	2015	2014
Collaboration revenue	$14,220	$17,334	$—
Operating expenses:
Research and development	42,249	27,679	8,898
General and administrative	13,270	9,909	5,469
Total operating expenses	55,519	37,588	14,367
Operating loss	(41,299)	(20,254)	(14,367)
Other income (expense), net
Interest income (expense), net	976	332	(1)
Other income (expense), net	182	(9,750)	(1,949)
Total other income (expense), net	1,158	(9,418)	(1,950)
Loss before income taxes	(40,141)	(29,672)	(16,317)
Income tax provision	52	—	—
Net loss	$(40,193)	$(29,672)	$(16,317)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale-securities, net of tax expense of $128 for the year ended December 31, 2016	199	(251)	—
Total other comprehensive loss	199	(251)	—
Comprehensive loss	$(39,994)	$(29,923)	$(16,317)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(40,193)	$(29,672)	$(16,317)
Accretion of redeemable convertible preferred stock to redemption value	—	(7,373)	(1,366)
Accrued dividends on series A preferred stock	—	(1,245)	—
Net loss attributable to common stockholders	$(40,193)	$(38,290)	$(17,683)
Net loss per share attributable to common stockholders, basic and diluted	$(1.59)	$(9.14)	$(27.83)
Weighted-average common shares outstanding, basic and diluted	25,302,414	4,191,210	635,448

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

 Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

(amounts in thousands, except share data)

	Series A		Series B
	Redeemable		Redeemable					Accumulated
	Convertible		Convertible				Additional	Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2013	—	$—	—	$—	2,352	$—	$—	$—	$(3,833)	$(3,833)
Issuance of common stock for services	—	—	—	—	494,118	1	251	—	—	252
Initial issuance of Series A redeemable convertible preferred stock, including exchange of convertible notes payable of $2,929 and net of tranche rights of $2,600 and issuance costs of $22	6,500,000	3,878	—	—	—	—	—	—	—	—
Subsequent issuance of preferred stock, net of issuance costs of $9	18,500,000	18,491	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of Series A redeemable convertible preferred stock	—	(1,756)	—	—	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	318,364	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	425	—	—	425
Accretion of redeemable convertible preferred stock to redemption value	—	1,366	—	—	—	—	(685)	—	(681)	(1,366)
Net loss	—	—			—	—	—	—	(16,317)	(16,317)
Balance at December 31, 2014	25,000,000	$21,979	—	$—	814,834	$1	$—	$—	$(20,831)	$(20,830)
Issuance of Series A preferred stock, net of issuance costs of $1	20,000,000	19,999	—	—	—	—	—	—	—	—
Reclassification of tranche rights upon issuance of preferred stock	—	16,055	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock, net of discount of $5,000 and issuance costs of $220	—	—	30,000,001	84,780	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	717,747	—	22	—	—	22
Exercises of vested stock options	—	—	—	—	1,344	—	10	—	—	10
Issuance of common stock from initial public offering (net of underwriters, discounts, and issuance costs)	—	—	—	—	5,750,000	6	72,948	—	—	72,954
Stock-based compensation expense	—	—	—	—	—	—	4,027	—	—	4,027
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(251)	—	(251)
Accretion of preferred stock to redemption value	—	2,149	—	5,225	—	—	(2,560)	—	(4,813)	(7,373)
Conversion of redeemable convertible preferred stock to common stock	(45,000,000)	(60,182)	(30,000,001)	(90,005)	17,647,054	18	144,675	—	5,494	150,187
Net loss	—	—	—	—	—	—	—	—	(29,672)	(29,672)
Balance at December 31, 2015	—	$—	—	$—	24,930,979	$25	$219,122	$(251)	$(49,822)	$169,074
Vesting of restricted stock	—	—	—	—	601,501	1	17	—	—	18
Exercises of vested stock options	—	—	—	—	65,432	—	514	—	—	514
Stock-based compensation expense	—	—	—	—	—	—	6,310	—	—	6,310
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	—	—	(40,193)	(40,193)
Balance at December 31, 2016	—	$—	—	$—	25,597,912	$26	$225,963	$(52)	$(90,015)	$135,922

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2016	2015	2014
Cash flow from operating activities
Net loss	$(40,193)	$(29,672)	$(16,317)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	6,310	4,027	425
Depreciation	612	600	184
Amortization of premiums and discounts on marketable securities	696	452	—
Change in fair value of preferred stock tranche liability	—	9,750	1,949
Non-cash interest on convertible promissory notes payable	—	—	2
Expense related to shares issued in connection with services performed	—	—	250
In-kind research and development expenses	1,182	2,316	—
Other non-cash items	709	(277)	342
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(847)	(234)	(1,185)
Other non-current assets	7	14	(7)
Deferred revenue	(14,582)	52,666	—
Accounts payable	(62)	(942)	604
Accrued expenses	2,636	2,788	537
Other non-current liabilities	—	(189)	186
Lease incentive benefit	1,050	—	1,112
Net cash (used in) provided by operating activities	(42,482)	41,299	(11,918)
Cash flow from investing activities
Purchases of property and equipment	(5,029)	(1,030)	(2,988)
Change in restricted cash	(421)	—	(314)
Purchases of marketable securities	(112,350)	(220,399)	—
Proceeds from maturities or sales of marketable securities	165,100	26,660	—
Net cash provided by (used in) investing activities	47,300	(194,769)	(3,302)
Cash flow from financing activities
Proceeds from the issuance of redeemable convertible preferred stock net of discount and issuance costs	—	104,779	22,040
Proceeds from the exercise of common stock and restricted stock	—	72,955	—
Proceeds from the exercise of stock options	514	10	80
Net cash provided by financing activities	514	177,744	22,120
Net increase in cash and cash equivalents	5,332	24,274	6,900
Cash and cash equivalents, beginning of period	31,309	7,035	135
Cash and cash equivalents, end of period	$36,641	$31,309	$7,035
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$242	$—	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,373	$1,366
Exchange of promissory notes payable and accrued interest into Series A redeemable convertible preferred stock and tranche rights	$—	$—	$2,929
Conversion of redeemable convertible preferred stock to common stock	$—	$150,187	$—

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (“the Company”) is a clinical‑stage gene therapy company focused on developing life‑changing treatments for patients suffering from severe diseases of the central nervous system (the “CNS”). The Company focuses on CNS diseases where it believes that an adeno‑associated virus (“AAV”) gene therapy approach can have a clinically meaningful impact by either increasing or decreasing the production of a specific protein. The Company has created a product engine that enables it to engineer, optimize, manufacture and deliver its AAV‑based gene therapies that have the potential to provide durable efficacy following a single administration directly to the CNS. The Company’s pipeline consists of six programs for CNS indications, including advanced Parkinson's disease; a monogenic form of amyotrophic lateral sclerosis; Huntington's disease; Friedreich's ataxia; frontotemporal dementia / Alzheimer’s disease; and severe, chronic pain.

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

The Company has incurred annual net operating losses in every year since inception. As of December 31, 2016, the Company had incurred losses of $90.0 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its collaboration with Sanofi-Genzyme. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Initial public offering

On November 16, 2015, the Company completed the sale of 5,750,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $14.00 per share, resulting in net proceeds to the Company of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Upon the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of common stock, resulting in the issuance of an additional 17,647,054 shares of common stock. The significant increase in shares outstanding in November 2015 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations.

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

Marketable Securities

The Company classifies marketable debt securities with a remaining maturity when purchased of greater than three months as available‑for‑sale. Marketable debt securities with a remaining maturity date greater than one year and marketable equity securities are classified as non‑current where the Company has the intent and ability to hold these securities for at least the next 12 months. During 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. The common stock is considered an available-for-sale marketable equity security and is included in non-current marketable securities and the warrants are included in non-current assets.

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2016 and 2015, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value

Available‑for‑sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and U.S. government agency securities. Available‑for‑sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other‑than‑temporary” and, if so, recognizes the unrealized loss through a charge to the Company’s statement of operations and comprehensive loss.

Cash, cash equivalents, and marketable securities as of December 31, 2016 and 2015 consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of December 31, 2016
Money market funds included in cash and cash equivalents	$36,003	$	$	$36,003
Marketable securities:
U.S. Treasury notes	130,237	2	66	130,173
U.S. Government agency bonds	7,604	—	—	7,604
Total debt securities	$137,841	$2	$66	$137,777
Equity securities	1,220	140	—	1,360
Total marketable securities	$139,061	$142	$66	$139,137
Total money market funds and marketable securities	$175,064	$142	$66	$175,140
As of December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$—	$—	$29,601
Marketable securities:
U.S. Treasury notes	158,166	—	185	157,981
U.S. Government agency bonds	35,121	—	66	35,055
Total marketable securities	$193,287	$—	$251	$193,036
Total money market funds and marketable securities	$222,888	$—	$251	$222,637

The estimated fair value of the Company’s marketable securities balance at December 31, 2016, by contractual maturity, is as follows:

Due in one year or less	$137,777

Restricted Cash

At December 31, 2016 and 2015, the Company maintained restricted cash totaling approximately $0.7 million and $0.3 million, respectively, held in the form of money market accounts as collateral for the Company’s facility lease obligation and credit cards. The balance is included within deposits and other non‑current assets in the accompanying balance sheets.

Property and Equipment

Property and equipment consists of laboratory equipment, furniture and office equipment, and leasehold improvements and is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred; while costs of major additions and betterments are capitalized. Depreciation is calculated over the estimated useful lives of the assets using the straight‑line method.

Impairment of Long‑Lived Assets

The Company evaluates long‑lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2016.

Revenue Recognition

As of December 31, 2016, all of the Company’s revenue is generated exclusively from its collaboration agreement with Sanofi-Genzyme Corporation, a Sanofi company (“Sanofi-Genzyme”).

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. The Company will recognize revenue associated with license options upon exercise of the option, if the underlying license has standalone value from the other deliverables to be provided subsequent to delivery of the license. If the license does not have standalone value, the amounts allocated to the license option will be combined with the related undelivered items as a single unit of accounting. The amounts allocated to the license option in the Sanofi-Genzyme agreement will be deferred until the option is exercised. The revenue recognition upon option exercise will be determined based on whether the license has standalone value from the remaining deliverables under the arrangement at the time of exercise.

The Company recognizes the amounts associated with research and development services, alliance joint steering committees and development advisory committees ratably over the associated period of performance. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight‑line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received of the cumulative revenue earned determined using the straight line method or proportional performance, as applicable, as of the period end date.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. The Company evaluates factors such as clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all the criteria required to conclude that a milestone is substantive. In accordance with ASC Topic 605‑28, Revenue Recognition—Milestone Method (“ASC 605‑28”) clinical and regulatory milestones that are considered substantive, will be recognized as revenue in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met.

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

Research and Development

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, external research, consultant costs, sponsored research, in‑kind services provided under the Sanofi-Genzyme agreement, license fees, process development and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016, the Company does not have any significant uncertain tax positions.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive gain or loss consists of unrealized gains or losses on marketable securities.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti‑dilutive (in common stock equivalent shares):

	As of December 31,
	2016	2015	2014
Redeemable convertible preferred stock	—	—	5,882,352
Unvested restricted common stock	1,167,984	1,818,261	2,578,817
Outstanding stock options	4,226,265	2,905,458	—
Total	5,394,249	4,723,719	8,461,169

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt the Revenue ASUs effective January 1, 2018. The Company has not yet determined which adoption method will be utilized. As of December 31, 2016, revenue is generated exclusively from the Company’s collaboration arrangement with Sanofi-Genzyme. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement. The adoption of the Revenue ASUs is expected to have a significant impact on the Company’s notes to consolidated financial statements and its internal controls over financial reporting.

In October, 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted as of the beginning of a fiscal year for which neither the annual nor the interim (if applicable) financial statements have been issued. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

3. Fair value measurements

All Convertible Preferred Stock converted at the time of the IPO, therefore there were no liabilities outstanding as of December 31, 2016 and 2015.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016  and 2015  are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2016
Money market funds included in cash and cash equivalents	$36,003	$36,003	$—	$—
Marketable securities:
U.S. Treasury notes	130,173	130,173	—	—
U.S. Government agency securities	7,604	—	7,604	—
Equity securities	1,360	1,360	—	—
Total marketable securities	$139,137	$131,533	$7,604	$—
Warrants to purchase equity securities	792	—	792	—
Total	$175,932	$167,536	$8,396	$—
December 31, 2015
Money market funds included in cash and cash equivalents	$29,601	$29,601	$—	$—
Marketable securities:
U.S. Treasury notes	157,981	157,981	—	—
U.S. Government agency securities	35,055	—	35,055	—
Total	$222,637	$187,582	$35,055	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 debt securities include U.S. Government agency securities that are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities on the acquisition date, September 2, 2016 and as of December 31, 2016 are as follows:

	As of September 2,	As of December 31,
	2016	2016
Risk-free interest rate	1.2%	1.8%
Expected dividend yield	—%	—%
Expected term (in years)	5.0	4.7
Expected volatility	92.3%	97.5%

The expected volatility is based on the historic volatility for the equity securities underlying the warrants and is calculated based on a period of time commensurate with the expected term assumption. The expected term is based on the remaining contractual life of the warrants on each measurement date. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the warrants. The expected dividend yield is assumed to be zero as the entity that issued the warrants has never paid and has not indicated any intention to pay dividends.

4. Prepaid expenses and other current assets

Prepaid expense and other current assets consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Tenant improvement receivable	$1,964	$—
Prepaid research and development contracts	1,094	340
Other current assets	541	382
Accrued interest receivable	339	411
Prepaid insurance	430	424
Total	$4,368	$1,557

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2016	2015
	(in thousands)
Laboratory equipment	$3,306	$2,183
Leasehold improvements	1,341	1,336
Furniture and office equipment	526	499
Construction in progress	3,873	—
Other	242	—
Total property and equipment	9,288	4,018
Less: accumulated depreciation	(1,395)	(784)
Property and equipment, net	$7,893	$3,234

The Company recorded $0.6 million, $0.6 million, and $0.2 million in depreciation expense during the years ended December 31, 2016, 2015, and 2014 respectively. Construction-in-progress as of December 31, 2016 includes $3.0 million related to costs which were reimbursable by the landlord. Refer to Note 7 “Commitments and contingencies” for further details.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Research and development costs	$2,384	$1,329
Employee compensation costs	2,399	1,338
Accrued goods and services	842	—
Professional services	698	350
Patent costs	89	235
Other	76	178
Total	$6,488	$3,430

7. Commitments and contingencies

Operating Leases

During March 2014, the Company entered into an agreement to lease the 75 Sidney Street facility under a non‑cancelable operating lease that expires December 15, 2019. The lease includes two renewal options, each for five year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

In January 2016, the Company executed an amendment to extend the 75 Sidney Street lease and executed an agreement to lease the 64 Sidney Street facility until December 31, 2024. The additional facility includes laboratory and office space, and was ready for occupancy in early 2017. The table below includes estimated payments related to the amended 75 Sidney Street lease and the new lease for 64 Sidney Street to December 2024.

The Company received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the life of the lease. The leasehold improvements have been recorded as fixed assets.

Rent expense of approximately $2.0 million, $0.9 million, and $0.7 million was incurred during the years ended December 31, 2016,  2015, and 2014, respectively.

Future annual minimum lease payments at December 31, 2016 are as follows:

Total Minimum
Lease Payments
(in thousands)
2017	3,211
2018	3,290
2019	3,382
2020	3,762
2021	3,868
2022+	12,273
$29,786

.

Significant Agreements

Sanofi-Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into an agreement with Sanofi-Genzyme (“Collaboration Agreement”), which included a non‑refundable upfront payment of $65.0 million. In addition, contemporaneous with entering into the Collaboration Agreement, Sanofi-Genzyme entered into a Series B Stock Purchase Agreement, under which Sanofi-Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value is accounted for as additional consideration under the Collaboration Agreement.

Under the Collaboration Agreement, the Company granted Sanofi-Genzyme an exclusive option to license, develop and commercialize (i) ex‑U.S. rights to the following programs, which are referred to as Split Territory Programs; VY‑AADC01 (“Parkinson’s Program”), VY‑FXN01 (“Friedreich’s Ataxia Program”), a future program to be designated by Sanofi-Genzyme (“Future Program”) and VY‑HTT01 (“Huntington’s Program”) with an incremental option to co‑commercialize VY‑HTT01 in the United States and (ii) worldwide rights to VY‑SMN101 (“Spinal Muscular Atrophy Program”). Sanofi-Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof‑of‑principle human clinical study (“POP Study”), on a program by program basis.

Prior to any option exercise by Sanofi-Genzyme, the Company will collaborate with Sanofi-Genzyme in the development of products under each Split Territory Program and VY‑SMN101 pursuant to a written development plan and under the guidance of an Alliance Joint Steering Committee (“AJSC”), comprised of an equal number of employees from the Company and Sanofi-Genzyme.

The Company is required to use commercially reasonable efforts to develop products under each Split Territory Program and the Spinal Muscular Atrophy Program through the completion of the applicable POP Study. During the development of these joint programs, the activities are guided by a Development Advisory Committee (“DAC”). The DAC may elect to utilize certain Sanofi-Genzyme technology relating to the VY‑AADC01 Program, the VY‑HTT01 Program or generally with the manufacture of Split Territory Program products.

The Company is solely responsible for all costs incurred in connection with the development of the Split Territory Programs and the Spinal Muscular Atrophy Program products prior to the exercise of an option by Sanofi-Genzyme with the exception of the following: (i) at the Company’s request and upon mutual agreement, Sanofi-Genzyme will provide “in‑kind” services valued at up to $5.0 million and (ii) Sanofi-Genzyme shall be responsible for the costs and expenses of activities under the Huntington’s Program development plan to the extent such activities are covered by financial support Sanofi-Genzyme is entitled to receive from a patient advocacy group, collectively Sanofi-Genzyme “in‑kind” and other funding.

Other than the Parkinson’s Program (for which a POP Study has already been commenced), if the Company does not initiate a POP Study for a given Split Territory Program by December 31, 2026 (or for the Future Program by the tenth anniversary of the date the Future Program is nominated by Sanofi-Genzyme), and Sanofi-Genzyme has not terminated the Collaboration Agreement with respect to the collaboration program, then Sanofi-Genzyme shall be entitled, as its sole and exclusive remedy, to a credit of $10.0 million for each such program against other milestone or royalty payments payable by Sanofi-Genzyme under the Collaboration Agreement. However, if the POP Study is not initiated due to a regulatory delay or a force majeure event, such time period shall be extended for so long as such delay continues.

With the exception of the Parkinson’s Program, Sanofi-Genzyme is required to pay an option exercise payment of $20.0 million or $30.0 million for each Split Territory Program, as well as the Spinal Muscular Atrophy Program.

Upon Sanofi-Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Sanofi-Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Sanofi-Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company is responsible for all commercialization activities relating to Split Territory Licensed Products in the United States, including all of the associated costs. Sanofi-Genzyme is responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Sanofi-Genzyme exercised its co‑commercialization rights, Sanofi-Genzyme will be the lead party responsible for all commercialization activities related to Huntington’s Licensed Product in the United States.

Upon exercise of the option, Sanofi-Genzyme shall have the sole right to develop the Spinal Muscular Atrophy Product worldwide. Sanofi-Genzyme shall be responsible for all of the development costs that occur after the option exercise date for the Spinal Muscular Atrophy Program. Sanofi-Genzyme is also responsible for commercialization activities relating to the Spinal Muscular Atrophy Product worldwide.

Sanofi-Genzyme is required to pay the Company for specified regulatory and commercial milestones, if achieved, up to $645.0 million across all programs. The regulatory approval milestones are payable upon either regulatory approval in the United States or regulatory and reimbursement approval in the European Union and range from $40.0 million to $50.0 million per milestone, with an aggregate total of $265.0 million. The commercial milestones are payable upon achievement of specified annual net sales in each program and range from $50.0 million to $100.0 million per milestone, with an aggregate total of $380.0 million.

In addition, to the extent any Split Territory Licensed Products or the Spinal Muscular Atrophy Licensed Product are commercialized, the Company is entitled to tiered royalty payments ranging from the mid‑single digits to mid‑teens based on a percentage of net sales by Sanofi-Genzyme. Sanofi-Genzyme is entitled to receive tiered royalty payments related to sales of Split Territory Licensed Product ranging from the low‑single digits to mid‑single digits based on a percentage of net sales by the Company depending on whether the Company uses Sanofi-Genzyme technology in the Split Territory Licensed Product. If Sanofi-Genzyme elects to co‑commercialize VY‑HTT01 in the United States, the Company and Sanofi-Genzyme will share in any profits or losses from VY‑HTT01 product sales.

The Collaboration Agreement will continue in effect until the later of (i) the expiration of the last to expire of the option rights and (ii) the expiration of all payment obligations unless sooner terminated by the Company or Sanofi-Genzyme. The Company and Sanofi-Genzyme have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party and Sanofi-Genzyme has the right to terminate for convenience.

Accounting Analysis

The Collaboration Agreement includes the following deliverables: (i) research and development services for each of the Split Territory License Programs and the Spinal Muscular Atrophy Program, (ii) participation in the AJSC, (iii) participation in the DAC and (iv) the option to obtain a development and commercial license in the Parkinson’s Program and related deliverables. The Company has determined that the option to obtain a development and commercial license in the Parkinson’s program is not a substantive option for accounting purposes, primarily because there is no additional option exercise payment payable by Sanofi-Genzyme at the time the option is exercised. Therefore, the option to obtain a license and other obligations of the Company that are contingent upon exercise of the option are considered deliverables at the inception of the arrangement. The options in the other Split Territory Programs and the Spinal Muscular Atrophy Program are considered substantive as there is substantial option exercise payments payable by Sanofi-Genzyme upon exercise. In addition, as a result of the uncertainties related to the discovery, research, development and commercialization activities, the Company is at risk with regard to whether Sanofi-Genzyme will exercise the options. Moreover, the substantive options are not priced at a significant incremental discount. Accordingly, the substantive options are not considered deliverables at the inception of the arrangement and the associated option exercise payments are not included in allocable arrangement consideration. The Company has also determined that any obligations which are contingent upon the exercise of a substantive option are not considered deliverables at the outset of the arrangement, as these deliverables are contingent upon the exercise of the options. In addition, any option exercise payments associated with the substantive options are not included in the allocable arrangement consideration.

The Company has concluded that each of the deliverables identified at the inception of the arrangement has standalone value from the other undelivered elements. Additionally, the Collaboration Agreement does not include return rights related to the initial collaboration term. Accordingly, each deliverable qualifies as a separate unit of accounting.

The Company has identified $79.3 million of allocable arrangement consideration consisting of the $65 million upfront fee, the $5.0 million premium paid in excess of fair value of the Series B Preferred Stock and $9.3 million of Sanofi-Genzyme “in‑kind” and other funding.

The Company has allocated the allocable arrangement consideration based on the relative selling price of each unit of accounting. For all units of accounting, the Company determined the selling price using the best estimate of selling price (“BESP”). The Company determined the BESP for the service related deliverable for the research and development activities based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, marked up to include a reasonable profit margin and adjusted for the scope of the potential license. Significant inputs used to determine the total expense of the research and development activities include, the length of time required and the number and costs of various studies that will be performed to complete the POP Study. The BESP for the AJSC and DAC have been estimated based on the costs incurred to participate in the committees, marked up to include a reasonable profit margin. The BESP for the license option was determined based on the estimated value of the license and related deliverables adjusted for the estimated probability that the option would be exercised by Sanofi-Genzyme.

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

The Company recognizes the amounts associated with research and development services on a straight-line basis over the period of service as there is no discernable pattern or objective measure of performance for the services. Similarly, the Company recognizes the amount associated with the committee obligations on a straight-line basis over the period of service consistent with the expected pattern of performance. The amounts allocated to the license option will be deferred until the option is exercised. The revenue recognition upon option exercise will be determined based on whether the license has standalone value from the remaining deliverables at the time of exercise.

During 2016 the Company reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting, the Company and Sanofi-Genzyme deprioritized and agreed to pause the development of VY-SMN101, and reduced the estimates related to the amount of “in-kind” services that would be provided by Sanofi-Genzyme. As a result, the Company is no longer recognizing the amount allocated to the VY-SMN101 program. These adjustments were made on a prospective basis and will result in decreases in revenue recognized by $2.4 million per quarter.

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

During the year ended December 31, 2016 and 2015, the Company recognized $14.2 million and $17.3 million, respectively, of revenue associated with its collaboration with Sanofi-Genzyme related to research and development services performed during the period. As of December 31, 2016, there is $41.6 million of deferred revenue related to the Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Sanofi-Genzyme has the option to license under the Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. The Company does not separately track or segregate the amount of costs incurred under the Collaboration Agreement. All costs are included in research and development expenses in the Company’s statement of operations during the year ended December 31, 2016. The Company estimates that the majority of research and development expense during the period relate to programs for which Sanofi-Genzyme has an option right.

University of Massachusetts (“UMass”) and MassBiologics Collaboration

In January 2014, UMass and the Company entered into a Collaboration Agreement wherein the Company granted UMass 23,529 shares of common stock, valued at $12.0 thousand, which was recorded as research and development expense. This was the only payment made under the Collaboration Agreement until it was amended by the Collaboration Agreement entered into with UMass and MassBiologics in October 2014.

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

In November 2014, the parties agreed to the first project under this agreement whereby the Company will fund approximately $2.9 million over a sixteen month period for certain research and development services performed by MassBiologics. The project commenced in January 2015 and completed during 2016. Research and development costs incurred by MassBiologics under the project agreement were expensed by the Company as incurred.

MRI Interventions License and Securities Purchase Agreements

Summary of Agreement

In September 2016, the Company entered into a Securities Purchase and License agreements with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The License Agreement provides for certain rights to MRIC technology, and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System, in order to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. Upon completion of the transfer of the manufacturing and know how, the Company may be obligated to purchase an additional $1.0 million of MRIC common stock at the then fair market value. In addition, the Company has purchased approximately $0.3 million of supplies for use in the ongoing development and clinical trials and has agreed to negotiate a Development and Supply agreement in the future.

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

Other Agreements

During 2016,  2015, and 2014, the Company entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the licensed rights the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in‑process research and development. During the years ended December 31, 2016 and 2015, the Company paid $0.6 million and $0.1 million respectively, in up‑front license fees. The license agreements also obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. The maximum aggregate potential milestone payments payable by the Company total approximately $12.0 million. Additionally, under the terms of one agreement, the Company has options to license intellectual property to be used in the development of therapies for four additional disease indications. If the Company exercises all of the options under the agreement, it would be obligated to pay aggregate up‑front fees of up to approximately $1.5 million and milestone payments that are contingent upon clinical trial results and regulatory approval of $5.0 million per disease indication, or up to $20.0 million in total. As of December 31, 2016 and 2015, there have been no milestones achieved. The Company can generally terminate the license agreements upon 30‑90 days prior written notice.

Additionally, certain license agreements require the Company to reimburse the licensor for certain past and ongoing patent related expenses. During the year ended December 31, 2016 and 2015, the Company incurred $1.8 million and $0.3 million of expense, respectively, related to these reimbursable patent costs which are recorded as general and administrative expense

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2016 or December 31, 2015.

8. Redeemable convertible preferred stock

In November 2015, upon the closing of the Company’s IPO, all issued and outstanding redeemable convertible preferred stock was automatically converted into 17,647,054 shares of common stock, see Note 2.

The Company has authorized preferred stock amounting to 5,000,000 shares as of December 31, 2016 and 2015. The authorized preferred stock was classified under stockholders’ equity at December 31, 2016.

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

Series A Preferred Stock

45,000,000 shares of Series A Preferred Stock were issued during 2014 and 2015.These shares were issued at various closings in 2014 and 2015 for $1.00 per share. The shares were issued in exchange for cash proceeds of $42.0 million, net of issuance costs of $32.0 thousand, and the exchange of outstanding redeemable Convertible Notes, including accrued interest, of approximately $2.9 million.

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

Tranche Right I was initially recorded as an asset of $1.5 million as the purchase price of the additional shares was greater than the estimated value of the Series A Preferred Stock at the expected settlement date. The Company issued 18,500,000 additional shares under Tranche Right I, in three separate closings during the year ended December 31, 2014 with total proceeds of $18.5 million, net of issuance costs. Prior to each closing, any change in the value of Tranche Right I was recorded as other financing expense. The fair value of the portion of the Tranche Right I settled at each closing was reclassified to Series A Preferred Stock. The Company recognized income of $0.3 million related to the mark to market of Tranche Right I during the year ended December 31, 2014, which is included in other financing expense.

Tranche Right II was initially recorded as a liability of $4.1 million as the purchase price of the additional shares was less than the estimated price of the Series A Preferred Stock at the expected settlement date. The Company recognized expense of $2.2 million related to the mark to market of Tranche Right II during the year ended December 31, 2014, which is included in other financing expense.

In February 2015, Tranche Right II was settled when the Company closed the final issuance of Series A Preferred Stock. The Company recognized expense of $9.8 million related to the mark to market of Tranche Right II during the period ended December 31, 2015, which is included in other financing expense. The fair value of the Tranche Right II settled at closing was reclassified to Series A Preferred Stock. The initial carrying amount of the Series A Preferred Stock issued upon the closing of Tranche Right II amounted to approximately $36.1 million which exceeds the redemption value, therefore the carrying value is not being subsequently adjusted. However, the Company has reflected accrued dividends of approximately $1.2 million related to this issuance in the net loss attributable to common shareholders for the year ended December 31, 2015.

Series B Preferred Stock

30,000,001 shares of Series B Preferred Stock were issued during 2015. These shares were issued for $3.00 per share. This issuance resulted in cash proceeds of $89.8 million, net of issuance costs of $0.2 million. Additionally, a discount of $5.0 million was recorded against the proceeds as the amount paid by Sanofi-Genzyme was in excess of fair value of the Series B Preferred Stock at issuance.

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

9. Common stock

As of December 31, 2016 and 2015, the Company had authorized 120,000,000 shares of Common Stock, at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2016	2015
Shares reserved for vesting of restricted stock awards under the Founder Agreements	628,679	853,680
Shares reserved for vesting of restricted stock awards under the 2014 Option and Stock Plan	539,305	964,581
Shares reserved for exercise of stock options	1,871,237	1,022,617
Shares reserved for issuances under the 2015 Stock Option Plan	1,825,174	1,620,479
Shares reserved for employee stock purchase plan	529,854	262,362
	5,394,249	4,723,719

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

Effective January 1, 2016 and 2017, an additional 1,069,971 and 1,070,635 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. During the year ended December 31, 2016, the Company issued 966,060 stock options to employees and directors and 23,500 stock options to non‑employees. As of December 31, 2016, there were 1,825,174 shares available for future issuance under the 2015 Stock Option Plan.

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

These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards will be recognized when the achievement of the performance condition is considered probable, using management’s best estimates. As of December 31, 2016, management has concluded that the achievement of the performance milestone for one of the three performance-based awards had been met during the year. Accordingly, stock‑based compensation expense in the amount of $1.1 million was recorded as of December 31, 2016.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016 and 2017, 267,492 and 267,658 shares of common stock, respectively, were added to the 2015 ESPP.

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$4,296	$3,218	$297
General and administrative	2,014	809	128
Total stock-compensation expense	$6,310	$4,027	$425

Restricted Stock

A summary of the status of and changes in unvested restricted stock was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2015	1,818,261	$0.76
Issued	—
Vested	(601,501)	$0.79
Repurchased	(48,776)	$1.11
Unvested restricted common stock as of December 31, 2016	1,167,984	$0.76

The expense related to awards granted to employees and non‑employees was $0.5 million and $2.6 million, respectively, for the year ended December 31, 2016. The expense related to awards granted to employees and non-employees was $0.5 million and $2.6 million, respectively, for the year ended December 31, 2015. The expense related to awards granted to employees and non-employees was $0.2 million and $0.2 million, respectively, for the year ended December 31, 2014.

As of December 31, 2016, the Company had unrecognized stock‑based compensation expense related to its unvested restricted stock awards of $10.7 million, which is expected to be recognized over the remaining weighted average vesting period of 1.33 years.

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2015	1,022,617	$8.35
Granted	989,560	$11.90
Exercised	(65,432)	$7.85
Cancelled or forfeited	(75,508)	$9.62
Outstanding at December 31, 2016	1,871,237	$10.21	8.9	$5,232
Exercisable at December 31, 2016	458,737	$9.02	8.5	$1,759
Vested and expected to vest at December 31, 2016	1,871,237	$10.21	8.9	$5,232

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the year ended December 31, 2016 was $7.66. The expense related to awards granted to employees and directors was $3.0 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. There were no stock options granted during the year ended December 31, 2014.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended December 31,
	2016	2015
Risk-free interest rate	1.5%	1.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.1%	78.6%

Using the Black‑Scholes option pricing model, the weighted average grant date fair value of options granted to non‑employees during the year ended December 31, 2016 was $9.98. Unvested options granted to non‑employees are revalued at each measurement period until they vest. The expense related to awards granted to non‑employees was $0.2 million and $0.3 million for the years ended December 31, 2016, and 2015, respectively. There were no stock options granted during the year ended December 31, 2014.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model.  The reporting date fair value was determined using the following weighted‑average assumptions:

	As of December 31,
	2016	2015
Risk-free interest rate	2.1%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	9.1	10.0
Expected volatility	83.3%	84.0%

As of December 31, 2016, the Company had unrecognized stock‑based compensation expense related to its unvested stock options of $8.7 million which is expected to be recognized over the remaining weighted average vesting period of 2.71 years.

11. 401(k) Savings plan

The Company has a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company did not make any contributions to the 401(k) Plan through December 31, 2015. During 2016, the Company expensed approximately $0.3 million related to employer contributions made during the year.

12. Income taxes

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

The provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Current
Federal	$180	$—
State	—	—
Total current	180	—
Deferred
Federal	(111)	—
State	(17)	—
Total deferred	(128)	—
Total tax expense	$52	$—

For the year ended December 31, 2016, the Company recorded a tax provision of $0.2 million attributed to alternative minimum tax, or AMT, based mainly on the recognition of deferred revenue for income tax purposes related to the Company’s Sanofi-Genzyme Collaboration Agreement. For the year ended December 31, 2016, the Company recorded a tax benefit of $0.1 million. The Company’s overall income tax provision was offset by an income tax benefit recorded to continuing operations of $0.1 million associated with the recognition of the corresponding income tax associated with unrealized gains included in other comprehensive income. The net tax effect resulted in an overall income tax provision recorded to continuing operations of $0.1 million. The corresponding income tax expense has been recorded in other comprehensive income. The Company recorded no income tax provision (benefit) for the year ended December 31, 2015.

Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations.

The Company has incurred net operating losses (NOLs) since June 2013. At December 31, 2016, the Company had federal and state net operating loss carryforwards of $23.1 million and $20.4 million, respectively, which expire beginning in 2033. As of December 31, 2016, the Company also had federal and state research and development tax credit carryforwards of $3.1 million and $1.5 million, respectively, which expire beginning in 2028.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to offset future taxable income and taxes payable. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. During 2016, the Company completed a study through June 30, 2016, to determine whether any ownership change has occurred since the Company's formation and has determined that transactions have resulted in three ownership changes, as defined by Section 382, that may impact the future annual utilization of existing tax attributes. There could also be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

The significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2016 and 2015 are as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,927	$12,521
Tax credit carryforwards	4,284	1,969
Deferred rent	1,964	516
Deferred revenue	16,333	—
Non-deductible expenses	714	577
Intangibles	998	376
Stock compensation	672	115
Total deferred tax assets	33,892	16,074
Less valuation allowance	(31,361)	(15,207)
Net deferred tax assets	2,531	867
Deferred tax liabilities
Depreciation and amortization	(2,501)	(867)
Unrealized gain on available-for-sale securities	(30)	—
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, research and development credit carryforwards, and capitalized license and organization costs. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $31.4 million and $15.2 million has been established at December 31, 2016 and 2015, respectively. The change in valuation allowance was $16.2 million for the year ended December 31, 2016, primarily due to additional operating losses incurred by the Company for the year ended December 31, 2016.

The Company net operating loss carryforwards related to excess tax benefits is de minimis as of the December 31, 2016 and is not included in the deferred tax assets. The Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017 upon which the net operating loss carryforward deferred tax assets will be increased by the excess tax benefits with a corresponding increase to the Company’s valuation allowance. The adoption of ASU 2016-09 will have no material impact to the Company’s income statement, balance sheet, or retained earnings.

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates its tax positions on an annual basis.

At December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

A  reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate at the Company’s effective tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.6%	4.1%	5.5%
General business credit carryovers	4.2%	3.1%	2.2%
Non-deductible expenses	(4.0)%	(15.5)%	(5.0)%
Change in valuation allowance	(40.2)%	(25.7)%	(36.7)%
Total	(0.4)%	—%	—%

13. Related‑party transactions

Since inception, the Company received consulting and management services from one of its investors. In January 2014, the Company issued 470,589 shares of common stock as partial compensation for these services. The fair value of the shares was approximately $0.2 million.

The total amount of consulting and management services provided by this investor was approximately  $0.1 million, $0.1  million, and $1.3 million during the years ended December 31, 2016,  2015, and 2014, respectively.

During the years ended December 31, 2016 and 2015, the Company recognized $14.2 million and $17.3 million, respectively, of revenue associated with its collaboration with Sanofi-Genzyme related to research and development services provided during this period. The Company also recognized $1.2 million and $2.3 million of expense during the years ended December 31, 2016 and 2015, respectively, related to in‑kind services provided by Sanofi-Genzyme associated with the collaboration arrangement.

14. Selected quarterly financial data (unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Collaboration revenue	$4,830	$3,720	$3,308	$2,362	$14,220
Total operating expenses	12,297	13,338	13,679	16,205	55,519
Loss from operations	(7,467)	(9,618)	(10,371)	(13,843)	(41,299)
Net loss attributable to common shareholders	(7,188)	(9,335)	(8,996)	(14,674)	(40,193)
Net loss per share applicable to common stockholders – basic and diluted	$(0.29)	$(0.37)	$(0.35)	$(0.57)	$(1.59)

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Collaboration revenue	$2,576	$4,884	$4,937	$4,937	$17,334
Total operating expenses	7,404	8,851	8,956	12,377	37,588
Loss from operations	(4,828)	(3,967)	(4,019)	(7,440)	(20,254)
Net loss attributable to common shareholders	(15,813)	(6,746)	(6,914)	(8,817)	(38,290)
Net loss per share applicable to common stockholders – basic and diluted	$(15.81)	$(5.80)	$(5.25)	$(0.67)	$(9.14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2017
March 15, 2017
VOYAGER THERAPEUTICS, INC.
		By:	/s/Steven Paul, M.D. Steven Paul, M.D. Chief Executive Officer and President

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Voyager Therapeutics, Inc. (the "Company"), hereby severally constitute and appoint Steven Paul, M.D. and Jane Henderson, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/Steven Paul, M.D.	President, Chief Executive Officer and Director	March 15, 2017
Steven Paul, M.D.	(Principal Executive Officer)

/s/Jane Henderson	Chief Financial Officer	March 15, 2017
Jane Henderson	(Principal Financial and Accounting Officer)

/s/Mark Levin	Director	March 15, 2017
Mark Levin

/s/Jim Geraghty	Director	March 15, 2017
Jim Geraghty

/s/Michael Higgins	Director	March 15, 2017
Michael Higgins

/s/Perry A. Karsen	Director	March 15, 2017
Perry A. Karsen

/s/Steven Hyman, M.D.	Director	March 15, 2017
Steven Hyman, M.D.

/s/Wendy Dixon, Ph.D.	Director	March 15, 2017
Wendy Dixon, Ph. D.

/s/Glenn Pierce, M.D., Ph.D.	Director	March 15, 2017
Glenn Pierce, M.D., Ph.D.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

1.1	Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of December 1, 2016	S-3	1.2	12/01/2016	333-207367

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant.	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant.	S-1	4.1	10/28/2015	333-207367

4.2	For of Indenture to be entered into between the Registrant and Trustee	S-3/A	4.2	12/19/2016	333-207367

10.1	2014 Stock Option and Grant Plan and forms of award agreements thereunder	S-1/A	10.1	10/28/2015	333-207367

10.2	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.3	Collaboration Agreement by and between the Registrant and Sanofi-Genzyme Corporation, dated February 11, 2015.	S-1/A	10.3	11/06/2015	333-207367

10.4	Exclusive License Agreement by and between the Registrant and the University of Massachusetts, dated January 30, 2014.	S-1/A	10.4	11/04/2015	333-207367

10.5	Lease Agreement by and between the Registrant and UP 45/75 Sidney Street, LLC, dated as of April 1, 2014.	S-1	10.5	10/30/2015	333-207367

10.6	First Amendment to Lease Agreement by and between the Registrant and 45/75 Sidney Street, LLC, dated as of December 23, 2015	10-Q	10.6	05/12/2016	333-207367

10.7	Offer Letter by and between the Registrant and Bernard Ravina, M.D., dated January 15, 2014.	S-1	10.7	10/30/2015	333-207367

10.8	Offer Letter by and between the Registrant and Robert Pietrusko, Pharm. D., dated May 13, 2014.	S-1	10.8	10/30/2015	333-207367

10.9	Offer Letter by and between the Registrant and Steven Paul, M.D., dated July 24, 2014.	S-1	10.9	10/30/2015	333-207367

10.10	Form of Indemnification Agreement to be entered into between the Registrant and its directors.	S-1	10.10	10/30/2015	333-207367

10.11	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers.	S-1	10.11	10/30/2015	333-207367

10.12	License Agreement, by and between the Registrant and ReGenX Biosciences, LLC, dated May 28, 2015.	S-1/A	10.12	11/04/2015	333-207367

10.13	2015 Employee Stock Purchase Plan.	S-1	10.13	10/30/2015	333-207367

10.14	Employment Agreement by and between the Registrant and Steven M. Paul, Dated May 11, 2016	10-Q	10.14	05/12/2016	333-207367

10.15	Employment Agreement by and between the Registrant and James Goater, dated May 11, 2016	10-Q	10.15	05/12/2016	333-207367

10.16	Employment Agreement by and between the Registrant and Dinah Sah, dated May 11, 2016	10-Q	10.16	05/12/2016	333-207367

10.17	Lease Agreement by and between the Registrant and UP 45/75 Sidney Street, LLC, dated as of December 23, 2015	10-Q	10.17	05/12/2016	333-207367

10.18	Employment Agreement by and between the Registrant and Jane Pritchett Henderson, dated January 1, 2017	8-K	10.18	01/03/2017	333-207367

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1+	Certification of Chief Executive Officer and Principal Chief Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

+ The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.