Form 10-Q
period 2017-03-31
Voyager Therapeutics, Inc.
filed 2017-05-09
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March  31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 5, 2017 was 26,852,919.

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
•

our ability to file an Investigational New Drug application, or IND, for our VY-SOD101 program for a monogenic form of amyotrophic lateral sclerosis in late 2017 or early 2018, and file INDs for two other of our preclinical programs in the next 24 months;

•	the accuracy of our estimates regarding expenses, future revenues and capital requirements;
•	our ability to continue to develop our product engine;
•	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
•	our ability to access or develop devices to deliver our AAV gene therapies to critical targets of neurological disease;
•	regulatory developments in the United States and the European Union and other important geographies such as Japan;
•	our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	the size of the potential markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates for any indication once approved;
•	the possibility and timing of Sanofi-Genzyme’s exercise of their option to the programs identified in the Collaboration Agreement;
•	our ability to obtain additional financing when needed either from partners or investors; and
•	the success of competing products that are or become available for the indications that we are pursuing.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$43,604	$36,641
Marketable securities, current	114,066	137,777
Prepaid expenses and other current assets	3,410	4,368
Total current assets	161,080	178,786
Property and equipment, net	10,134	7,893
Deposits and other non-current assets	1,876	1,527
Marketable securities, non-current	2,000	1,360
Total assets	$175,090	$189,566
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$557	$550
Accrued expenses	5,593	6,488
Deferred revenue, current portion	4,914	6,764
Total current liabilities	11,064	13,802
Deferred rent	5,058	4,999
Deferred revenue, net of current portion	35,248	34,818
Other non-current liabilities	1,023	25
Total liabilities	52,393	53,644
Commitments and contingencies (see note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2017 and December 31, 2016; 25,851,801 and 25,597,912 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	229,009	225,963
Accumulated other comprehensive income (loss)	325	(52)
Accumulated deficit	(106,663)	(90,015)
Total stockholders’ equity	122,697	135,922
Total liabilities and stockholders’ equity	$175,090	$189,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Collaboration revenue	$1,464	$4,830
Operating expenses:
Research and development	14,072	8,732
General and administrative	4,914	3,565
Total operating expenses	18,986	12,297
Operating loss	(17,522)	(7,467)
Other income:
Interest income, net	253	465
Other income (expense), net	395	(186)
Total other income	648	279
Loss before income taxes	(16,874)	(7,188)
Income tax provision	226	—
Net loss	$(16,648)	$(7,188)
Other comprehensive income
Net unrealized gain on available-for-sale-securities, net of tax expense of $244 for the three months ended March, 31 2017	377	281
Total other comprehensive income	377	281
Comprehensive loss	$(16,271)	$(6,907)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss attributable to common stockholders	$(16,648)	$(7,188)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.29)
Weighted-average common shares outstanding, basic and diluted	25,791,591	25,076,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flow from operating activities
Net loss	$(16,648)	$(7,188)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,165	1,422
Depreciation	317	136
Amortization of premiums and discounts on marketable securities	92	231
In-kind research and development expenses	44	—
Other non-cash items	855	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	958	(149)
Other non-current assets	(1,490)	57
Deferred revenue	(1,464)	(4,349)
Accounts payable	280	1,085
Accrued expenses	(504)	(769)
Other non-current liabilities	1,000	—
Lease incentive benefit	101	—
Net cash used in operating activities	(14,294)	(9,487)
Cash flow from investing activities
Purchases of property and equipment	(2,945)	(460)
Change in restricted cash	—	(471)
Proceeds from maturities of marketable securities	23,600	13,000
Net cash provided by investing activities	20,655	12,069
Cash flow from financing activities
Proceeds from the exercise of stock options	602	4
Net cash provided by financing activities	602	4
Net increase in cash and cash equivalents	6,963	2,586
Cash and cash equivalents, beginning of period	36,641	31,309
Cash and cash equivalents, end of period	$43,604	$33,895
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$387	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (“the Company”) is a clinical stage gene therapy company focused on developing life changing treatments for patients suffering from severe neurological diseases. The Company focuses on neurological diseases where it believes that an adeno associated virus (“AAV”) gene therapy approach can have a clinically meaningful impact by either increasing or decreasing the production of a specific protein. The Company has created a product engine that enables it to engineer, optimize, manufacture and deliver its AAV based gene therapies that have the potential to provide durable efficacy following a single administration. The Company’s pipeline consists of six programs including advanced Parkinson's disease; a monogenic form of amyotrophic lateral sclerosis; Huntington's disease; Friedreich's ataxia; frontotemporal dementia / Alzheimer’s disease; and severe, chronic pain.

The Company is devoting substantially all of its efforts to product research and development, activities related to its product engine, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, risks of failure of pre-clinical studies, and clinical trials, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot scale manufacturing to large scale production of products.

In February 2015, the Company entered into an agreement with Genzyme (“Collaboration Agreement”), which included a non-refundable upfront payment of $65.0 million. In addition, contemporaneous with entering into the Collaboration Agreement, Genzyme entered into a Series B Stock Purchase Agreement, under which Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million.

Through March 31, 2017, the Company had raised approximately $278.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering, and proceeds from the Collaboration Agreement. The Company believes that its cash, cash equivalents, and marketable debt securities of $157.7 million as of March 31, 2017 is sufficient to fund its current operating plan into 2019. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company, or if the Company needs additional funding that such funding will be available on terms acceptable to the Company, or at all.

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock‑based compensation expense, income taxes, and the fair value of common stock. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016‑12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt the Revenue ASUs effective January 1, 2018. The Company has not yet determined which adoption method will be utilized. As of December 31, 2016, revenue is generated exclusively from the Company’s collaboration arrangement with Sanofi-Genzyme (“Genzyme”). The Company is currently evaluating the potential impact that ASU 2014 may have on its financial position and results of operations as it relates to this single arrangement. The adoption of the Revenue ASUs is expected to have a significant impact on the Company’s notes to consolidated financial statements and its internal controls over financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The new standard was effective for the Company on January 1, 2017. Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard will be effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact that this new guidance will have on its consolidated financial statements.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017	(in thousands)
Money market funds included in cash and cash equivalents	$41,973	$41,973	$—	$—
Marketable securities:
U.S. Treasury notes	114,066	114,066	—	—
Equity securities	2,000	2,000	—	—
Total marketable securities	$116,066	$116,066	$—	$—
Warrants to purchase equity securities	1,141	—	1,141	—
Total	$159,180	$158,039	$1,141	$—
December 31, 2016
Money market funds included in cash and cash equivalents	$36,003	$36,003	$—	$—
Marketable securities:
U.S. Treasury notes	130,173	130,173	—	—
U.S. Government agency securities	7,604	—	7,604	—
Equity securities	1,360	1,360	—	—
Total marketable securities	$139,137	$131,533	$7,604	$—
Warrants to purchase equity securities	792	—	792	—
Total	$175,932	$167,536	$8,396	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 debt securities include U.S. Government agency securities that are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of March 31, 2017 and December 31, 2016 are as follows:

	As of March 31,	As of December 31,
	2017	2016
Risk-free interest rate	1.8%	1.8%
Expected dividend yield	—%	—%
Expected term (in years)	4.4	4.7
Expected volatility	86.7%	97.5%

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

Cash, cash equivalents, and marketable securities included the following at March 31, 2017 and December 31, 2016:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of March 31, 2017
Money market funds included in cash and cash equivalents	$41,973	$—	$—	$41,973
Marketable securities:
U.S. Treasury notes	114,148	—	82	114,066
Total debt securities	$114,148	$—	$82	$114,066
Equity securities	1,220	780	—	2,000
Total marketable securities	$115,368	$780	$82	$116,066
Total money market funds and marketable securities	$157,341	$780	$82	$158,039
As of December 31, 2016
Money market funds included in cash and cash equivalents	$36,003	$—	$—	$36,003
Marketable securities:
U.S. Treasury notes	130,237	2	66	130,173
U.S. Government agency bonds	7,604	—	—	7,604
Total debt securities	$137,841	$2	$66	$137,777
Equity securities	1,220	140	—	1,360
Total marketable securities	139,061	142	66	139,137
Total money market funds and marketable securities	$175,064	$142	$66	$175,140

The estimated fair value of the Company’s debt securities balance at March 31, 2017, by contractual maturity, is as follows:

Due in one year or less	$114,066

5. Accrued Expenses

Accrued expenses as of March 31, 2017 and December 31, 2016 consist of the following:

	As of March 31,	As of December 31,
	2017	2016
	(in thousands)
Research and development costs	$2,774	$2,384
Employee compensation costs	1,075	2,399
Professional services	977	698
Accrued goods and services	369	842
Other	312	76
Patent costs	86	89
Total	$5,593	$6,488

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

In January 2016, the Company executed an amendment to extend the 75 Sidney Street lease and executed an agreement to lease the 64 Sidney Street facility until December 31, 2024. The additional facility includes laboratory and office space, and was ready for occupancy in early 2017. The table below includes estimated payments related to the amended 75 Sidney Street lease and the new lease for 64 Sidney Street through December 2024.

The Company received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively. The Company recorded these incentives as a component of deferred rent and will amortize these incentives as a reduction of rent expense over the life of the lease. The leasehold improvements have been recorded as fixed assets.

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2017:

Total Minimum
Lease Payments
(in thousands)
2017	2,411
2018	3,290
2019	3,382
2020	3,762
2021	3,868
2022+	12,272
$28,985

Significant Agreements

Sanofi-Genzyme (“Genzyme”) Collaboration Agreement

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

The Company is solely responsible for all costs incurred in connection with the development of the Split Territory Programs and the Spinal Muscular Atrophy Program products prior to the exercise of an option by Genzyme with the exception of the following: (i) at the Company’s request and upon mutual agreement, Genzyme will provide “in‑kind” services valued at up to $5.0 million.

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

During the first quarter of 2017, the Company reassessed the estimated period of performance for each of its units of accounting and, based on then current facts and circumstances, determined that the estimated period would be extended for two units of accounting. This adjustment was made on a prospective basis and will result in a decrease in revenue recognized by $0.4 million per quarter.

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

During the three months ended March 31, 2017, the Company recognized $1.5 million of revenue associated with its collaboration with Genzyme related to research and development services performed during the period. As of March 31, 2017, there is $40.2 million of deferred revenue related to the Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Genzyme has the option to license under the Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. The Company does not separately track or segregate the amount of costs incurred under the Collaboration Agreement. All of these costs are included in research and development expenses in the Company’s statement of operations during the three months ended March 31, 2017. The Company estimates that the majority of research and development expense during the period relate to programs for which Genzyme has an option right.

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

During the three months ended March 31, 2017, the Company terminated the License agreement with MRIC and all prior and future commitments and obligations under such agreement became null and void. The Company continues to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

Other Agreements

During September 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding upon the achievement of clinical and development milestones. The agreements provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the three months ended March 31, 2017, the Company earned a milestone payment of $1.0 million. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a long-term liability in the accompanying balance sheet.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2017 or December 31, 2016.

7. Redeemable Convertible Preferred Stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of March 31, 2017 and December 31, 2016. The authorized preferred stock was classified under stockholders’ equity at March 31, 2017 and December 31, 2016.

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

Effective January 1, 2016 and 2017, an additional 1,069,971 and 1,070,635 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of March 31, 2017, there were 1,929,412 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three months ended March 31, 2017, the Company issued a total of 1,043,800 stock options to employees and directors under the 2015 Stock Option Plan. There were no new stock options issued to non-employees under the 2015 Stock Option Plan during the three months ended March 31, 2017.

2014 Stock Option and Grant Plan

In January 2014 the Company adopted the 2014 Plan, under which it may grant incentive stock options, non‑qualified stock options, restricted stock awards, unrestricted stock awards, or restricted stock units to purchase up to 823,529 shares of Common Stock to employees, officers, directors and consultants of the Company.

In April 2014 the Company amended the 2014 Plan to allow for the issuance of up to 1,411,764 shares of common stock. In August 2014, April 2015, August 2015, and October 2015, the Company further amended the 2014 Plan to allow for the issuance of up to 2,000,000,  2,047,058,  2,669,411, and 2,998,823 shares of Common Stock, respectively. During 2014 the Company issued only restricted stock awards under the 2014 Plan and during 2015 the Company only granted stock options under the 2014 Plan.

The terms of stock awards agreements, including vesting requirements, are determined by the Board of Directors and are subject to the provisions of the 2014 Plan.

Founder Awards

In January 2014 the Company issued 1,188,233 shares of restricted stock to its founders (“Founders”) at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the Founders, 835,292 shares generally vest over one to four years, based on each Founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement. The remaining 352,941 of the shares issued will begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements.

These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable. Accordingly, stock-based compensation expense in the amount of $0.1 million and $1.3 million, was recorded related to this award during the three months ended and term to date ended March 31, 2017, respectively. No stock‑based compensation expense was recorded for the remaining two Founders’ awards with performance-based vesting as of March 31, 2017 as the performance-based milestones related to these awards were not probable.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan, or the 2015 ESPP. Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated dedications are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016 and 2017, 267,492 and 267,658 shares of common stock, respectively, were added to the 2015 ESPP.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Research and development	$1,258	$1,117
General and administrative	907	305
Total stock-compensation expense	$2,165	$1,422

Restricted Stock

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plan was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2016	1,167,984	$0.76
Issued	—	—
Vested	(153,685)	$0.76
Repurchased	(17,157)	$0.51
Unvested restricted common stock as of March 31, 2017	997,142	$0.74

The expense related to awards granted to employees and non-employees was $0.1 million and $0.6 million, respectively, for the three months ended March 31, 2017. The expense related to awards granted to employees and non-employees was $0.1 million and $0.7 million, respectively, for the three months ended March 31, 2016.

As of March 31, 2017, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $8.8 million, which is expected to be recognized over the remaining average vesting period of 1.1 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2017:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2016	1,871,237	$10.21
Granted	1,043,800	$11.94
Exercised	(70,938)	$8.49
Cancelled or forfeited	(60,246)	$9.93
Outstanding at March 31, 2017	2,783,853	$10.91	8.9	$6,858
Exercisable at March 31, 2017	511,643	$9.30	8.0	2,075
Vested and expected to vest at March 31, 2017	2,783,853	$10.91	8.9	$6,858

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2017 was $7.82 per share. The expense related to awards granted to employees and directors was $1.3 million for the three months ended March 31, 2017. The weighted average fair value of options granted to employees and directors during the three months ended March 31, 2016 was $7.22 per share. The expense related to awards granted to employees and directors was $0.6 million for the three months ended March 31, 2016.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	73.6%	73.0%

There were no new options granted to non‑employees during the three months ended March 31, 2017. Unvested options granted to non‑employees are revalued at each measurement period until fully vested. The expense related to awards granted to non‑employees was $0.2 million for the three months ended March 31, 2017. The weighted average grant date fair value of options granted to non-employees during the three months ended March 31, 2016 was $7.10 per share. The expense related to awards granted to non-employees was $12.0 thousand for the three months ended March 31, 2016.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of March 31,
	2017	2016
Risk-free interest rate	2.0%	1.5%
Expected dividend yield	—%	—%
Expected term (in years)	8.7	10.0
Expected volatility	83.6%	84.1%

As of March 31, 2017, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $14.8 million which is expected to be recognized over the remaining weighted average vesting period of 3.4 years.

For the three months ended March 31, 2017 and March 31, 2016, expected volatility was estimated using the historical volatility of the common stock of a peer group of publicly-traded companies that are similarly situated to the Company. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

For the three ended March 31, 2017, the Company recognized a  tax expense in other comprehensive income of $0.2 million related to the unrealized gain on available-for-sale securities.

10. Net Loss Per Share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	As of March 31,
	2017	2016
Unvested restricted common stock	997,142	1,626,343
Outstanding stock options	5,481,511	1,614,346
Total	6,478,653	3,240,689

11. Related‑Party Transactions

During the three months ended March 31, 2017 and March 31, 2016, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was approximately $10.0 thousand during the three months ended March 31, 2017.  The total amount of services provided by this investor was approximately $3.0 thousand during the months ended March 31, 2016. As of March 31, 2017, the Company did not have a  balance in accounts payable related to consulting and management service fees charged by this investor.

During the three months ended March 31, 2017,  the Company recognized $1.5 million of revenue associated with the Collaboration Agreement related to research and development services provided during this period. During the three months ended March 31, 2016, the Company recognized $4.8 million of revenue associated with the Collaboration Agreement related to research and development services provided during the period. The Company also recognized $43.8 thousand of expense during the three months ended March 31, 2017, related to in‑kind services provided by Genzyme associated with the Collaboration Agreement. The Company recognized $0.5 million of expense during the three months ended March 31, 2016, related to in-kind services provided by Genzyme under the Collaboration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or the SEC, on March 15, 2017.

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

Overview

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe neurological diseases. We focus on neurological diseases where we believe an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have built a product engine, that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe neurological disease. Our product engine enables us to engineer, optimize, manufacture and deliver our AAV-based gene therapies that have the potential to provide durable activity following a single administration. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery to the targeted tissue or cells. Our manufacturing process employs an established system to enable production of high quality AAV vectors at commercial-scale. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies directly to discrete regions of the brain, more broadly to the spinal cord region, and to target cells that are critical to the disease of interest. In November 2016, we elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the progress we have made in our other preclinical programs and the evolving competitive landscape.

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
FTD(3) / Alzheimer's Disease
VY-NAV01
Severe, Chronic Pain

(1) Sanofi Genzyme has ex-U.S. options, (2) Sanofi Genzyme has ex-U.S. options and option to co-promote in the U.S. (3) FTD = Frontotemporal Dementia

Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have incurred significant operating losses since our inception. Our net losses were $16.6 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $106.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue investing in our product engine to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue development of our clinical candidate, VY AADC01;
•	initiate additional preclinical studies and clinical trials for our other programs;
•	continue our process research and development activities, as well as establish our research grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies;
•	seek marketing approvals for VY AADC or other product candidates that arise from our programs that successfully complete clinical trials;
•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio; and
•	identify, acquire or in license other product candidates and technologies.

Financial Operations Overview

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2017, we recognized $1.5 million of collaboration revenue from the Genzyme Collaboration.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our programs and product engine, which include:

•	employee related expenses including salaries, benefits, and stock based compensation expense;
•	costs of funding research performed by third parties that conduct research and development, clinical and preclinical activities, manufacturing, devices, and production on our behalf;
•	the cost of purchasing lab supplies and non-capital equipment used in designing, developing, and manufacturing preclinical study materials;
•	the cost of consulting services by external experts and related fees;
•	facility costs including rent, depreciation, and maintenance expenses; and
•	fees for maintaining licenses under our third party licensing agreements.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•	successful enrollment in and completion of clinical trials;
•	establishing an appropriate safety profile and efficacy;
•	establishing commercial manufacturing capabilities or making arrangements with third party manufacturers;
•	receipt of marketing approvals from applicable regulatory authorities;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	continued acceptable safety profiles of the products following approval; and
•	retention of key research and development personnel.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing, and viability associated with the development of that product candidate.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the Phase 1b clinical trial of VY‑AADC01 as a treatment for advanced Parkinson’s disease, and move VY-AADC02 into additional clinical trials if the Phase 1b trial is successful. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10‑K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$1,464	$4,830	$(3,366)
Operating expenses:
Research and development	14,072	8,732	5,340
General and administrative	4,914	3,565	1,349
Total operating expenses	18,986	12,297	6,689
Other income (expense), net:
Interest income, net	253	465	(212)
Other income (expense), net	395	(186)	581
Total other income, net	648	279	369
Loss before income taxes	(16,874)	(7,188)	(9,686)
Income tax provision	226	—	226
Net loss	$(16,648)	$(7,188)	$(9,460)

Collaboration Revenue

Collaboration revenue was $1.5 million and $4.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively, all of which related to the Genzyme Collaboration for research and development services for various programs under the Collaboration Agreement. During the third quarter of 2016, we elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the progress we have made in our other preclinical programs and the evolving competitive landscape. This adjustment was made on a prospective basis and resulted in decreases in revenue recognized by $1.4 million per quarter. During the first quarter of 2017,  we reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting. This adjustment was made on a prospective basis and resulted in decreases in revenue recognized by $0.4 million per quarter.

Research and Development Expense

Research and development expense increased by $5.4 million from $8.7 million for the three months ended March 31, 2016, to $14.1 million for the three months ended March 31, 2017. The following table summarizes our research and development expenses, for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Research and development expenses	$7,044	$4,600	$2,444
Employee and contractor related expenses	5,219	3,555	1,664
Facility and other expenses	1,794	547	1,247
License fees	15	30	(15)
Total research and development expenses	$14,072	$8,732	$5,340

The increase in research and development expense for the three months ended March 31, 2017 was primarily attributable to the following:

•

approximately $2.4 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, and manufacturing and production preparation activities on our behalf, and increased purchases of lab supplies and non‑capital equipment used in designing, developing, and manufacturing preclinical study materials, and an additional expense of approximately $43.8 thousand attributable to in‑kind research and development services incurred by Genzyme and provided to us under the Genzyme Collaboration;

•	approximately $1.7 million for increased employee compensation cost due to increases in headcount; and
•	approximately $1.2 million for increases in facilities and other costs including rent, depreciation, maintenance and other expenses.

General and Administrative Expense

General and administrative expense increased by $1.3 million from $3.6 million for the three months ended March 31, 2016 to $4.9 million for the three months ended March 31, 2017. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.7 million related to the increases in legal fees;
•	approximately $0.9 million increased employee compensation cost due to increases in headcount; and
•	offset by decreases of approximately $0.1 million for facilities and other costs including rent, depreciation, maintenance and other expenses.

Other Income (Expense)

Investment income of approximately $0.4 million was recognized during the three months ended March 31, 2017 including $0.3 million related mark-to-market gain recognized on the fair value of warrants to purchase equity securities. Interest income of approximately $0.3 million was recognized during the three months ended March 31, 2017 related to increased marketable securities balances resulting from our underwritten initial public offering in November 2015.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we had funded our operations primarily through proceeds from private placements of our redeemable convertible preferred stock and convertible promissory notes of $135.0 million, and proceeds associated with an up front payment from the Genzyme Collaboration of $65.0 million.

As of March 31, 2017, we had cash, cash equivalents, and marketable debt securities of $157.7 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,294)	$(9,487)
Investing activities	20,655	12,069
Financing activities	602	4
Net increase in cash and cash equivalents	$6,963	$2,586

Net Cash Used in Operating Activities

Net cash used in operating activities was $14.3 million during the three months ended March 31, 2017 compared to $9.5 million of cash used in operating activities during the three months ended March 31, 2016.  The increase in operating expenses is primarily due to increased research and development activities, as well as higher general and administrative expenses as a result of a higher headcount and legal fees year over year.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $20.7 million during the three months ended March 31, 2017 compared to $12.1 million of cash provided by investing activities during the three months ended March 31, 2016. The increase in cash provided by investing activities for the three months ended March 31, 2017 was primarily due to proceeds from maturities of marketable securities of $23.0 million, partially offset by $2.9 million for purchases of property and equipment. The cash provided by investing activities for the three months ended March 31, 2016 was primarily due to $13.0 million from maturities of marketable securities offset by $0.5 million for purchases of property and equipment and $0.5 million related to a change in restricted cash related to the new lease entered into during 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.6 million and $4.0 thousand during the three months ended March 31, 2017 and March 31, 2016, respectively, primarily from proceeds of exercises of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing, and distribution to the extent that such sales, marketing, and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company during 2017 and future years. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Based upon our current operating plan, we expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2019. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of product discovery, preclinical studies and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under the Genzyme Collaboration and any other collaboration agreements we obtain;
•	the ability of our collaboration partners to exercise options to extend research and development programs;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property related claims;
•	the extent to which we acquire or in license other product candidates and technologies;
•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2017:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$28,985	$2,411	$6,672	$7,630	$12,272

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2024.

In January 2016, we executed an amendment to extend the lease for 75 Sidney Street in Cambridge, Massachusetts and executed a new agreement to lease 64 Sidney Street in Cambridge, Massachusetts, both terms going through December 2024.

We enter into agreements in the normal course of business with clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and institutions to license intellectual property. We have not included these future payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 to 90 days prior written notice.

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

In addition to the above commitments, in September 2016 we committed to purchase $1.0 million of the common stock of MRI Interventions, Inc., or MRIC, at MRIC’s option upon the transfer of the manufacturing technology know how for the Clearpoint System to the alternate manufacturer. Upon termination of the agreement during the three months ended March 31, 2017, the commitment became null and void in full.

During September 2016, we entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding upon the achievement of clinical and development milestones. The agreements provides that we repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the three months ended March 31, 2017, we earned a milestone payment of $1.0 million. We have evaluated the arrangement and have concluded that it represents a research and development financing arrangement as it is probable that we will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a long-term liability in the accompanying balance sheet.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 15, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2016 and March 31, 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2017,  our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level in accomplishing the goals described above.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report on Form 10-Q, we were not party to any legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. The risk factors below are the only ones that have changed materially since disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017. You should carefully consider the risk factors below as well as the other risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Capital

We have incurred net losses since inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical stage biotechnology company with a limited operating history, and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net loss was $16.6 million and $7.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $106.7 million.

To date, we have devoted substantially all of our financial resources to building our product engine, selecting product programs, conducting research and development, including preclinical and clinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing our collaboration with Genzyme. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue investing in our product engine to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue development of our clinical candidate, VY‑AADC02;

•	initiate additional preclinical studies and clinical trials for our other programs;
•	continue our process research and development activities, as well as establish our research‑grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies;
•	seek marketing approvals for VY‑AADC or other product candidates that arise from our programs that successfully complete clinical trials;
•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio; and
•	identify, acquire or in‑license other product candidates and technologies.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing, and distribution. Given the completion of our IPO on November 16, 2015, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of March 31, 2017, our cash, cash equivalents, and marketable debt securities were $157.7 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2019.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2017 through March 31, 2017, the closing price of our common stock ranged from a high of $14.02 to a low of $10.91 on the NASDAQ Global Select Market. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	regulatory action and results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	commencement or termination of collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have no unregistered sales of securities for the three months ended March 31, 2017.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.1	Employment Agreement, effective January 1, 2017, between the Registrant and Jane Henderson	8-K	10.1	01/03/2017	001-37625

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1+	Certification of Chief Executive Officer and Principal Chief Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

+The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10‑Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2017	VOYAGER THERAPEUTICS

	By:	/s/ Steven M. Paul, M.D.
Steven M. Paul, M.D.
President and Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Jane Henderson
Jane Henderson
Chief Financial Officer
(Principal Financial and Accounting Officer)