Form 10-Q
period 2018-03-31
Voyager Therapeutics, Inc.
filed 2018-05-10
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 4, 2018 was 32,320,996.

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
•

our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC through the current Phase 1b clinical trial and into a planned pivotal Phase 2-3 clinical program as a treatment for Parkinson’s disease, and our preclinical development efforts and studies;

•	formulation changes to our product candidates may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
•

the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including our ability to file Investigational New Drug applications for our programs including VY-SOD101 for the treatment of a monogenic form of amyotrophic lateral sclerosis, VY-HTT01 for the treatment of Huntington’s disease, and VY-FXN01 for the treatment of Friedreich’s ataxia;

•	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•	our ability to continue to develop our gene therapy platform;
•	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
•	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
•	our intellectual property position and our ability to obtain and maintain intellectual property protection for our proprietary assets;
•	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates for any indication once approved;
•

our strategic collaborations with Sanofi Genzyme and AbbVie, including the possibility and timing of each exercising options to certain of our programs as specified in the applicable collaboration agreements;

•	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;

•	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
•	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
•	our ability to maintain consistency with results from our ongoing Phase 1b clinical trial in future clinical trials; and
•	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A  - Risk Factors,” and in “Part I, Item 1A – Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018 that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$140,371	$31,530
Marketable securities, current	77,827	137,522
Prepaid expenses and other current assets	2,433	2,738
Total current assets	220,631	171,790
Property and equipment, net	11,458	10,283
Deposits and other non-current assets	1,617	1,304
Marketable securities, non-current	1,320	1,100
Total assets	$235,026	$184,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,372	$1,020
Accrued expenses	9,351	11,497
Deferred revenue, current portion	20,217	3,380
Total current liabilities	30,940	15,897
Deferred rent	5,279	5,337
Deferred revenue, net of current portion	99,506	28,180
Other non-current liabilities	1,008	1,012
Total liabilities	136,733	50,426
Commitments and contingencies (see note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2018 and December 31, 2017; 31,888,998 and 31,572,044 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	299,112	295,019
Accumulated other comprehensive loss	(162)	(287)
Accumulated deficit	(200,689)	(160,713)
Total stockholders’ equity	98,293	134,051
Total liabilities and stockholders’ equity	$235,026	$184,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Collaboration revenue	$942	$1,464
Operating expenses:
Research and development	14,853	14,072
General and administrative	7,182	4,914
Total operating expenses	22,035	18,986
Operating loss	(21,093)	(17,522)
Other income:
Interest income	588	253
Other income	399	395
Total other income	987	648
Loss before income taxes	(20,106)	(16,874)
Income tax benefit	180	226
Net loss	$(19,926)	$(16,648)
Other comprehensive income
Net unrealized gain on available-for-sale-securities, net of tax expense of $244 for the three months ended March, 31 2017	120	377
Total other comprehensive income	120	377
Comprehensive loss	$(19,806)	$(16,271)
Net loss per share, basic and diluted	$(0.63)	$(0.65)
Weighted-average common shares outstanding, basic and diluted	31,759,870	25,791,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities
Net loss	$(19,926)	$(16,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,322	2,165
Depreciation	456	317
Amortization of premiums and discounts on marketable securities	(309)	92
In-kind research and development expenses	176	44
Other non-cash items	(411)	855
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	305	958
Other non-current assets	(180)	(1,490)
Deferred revenue	68,057	(1,464)
Accounts payable	352	280
Accrued expenses	(2,232)	(504)
Other non-current liabilities	—	1,000
Lease incentive benefit	—	101
Net cash provided by (used in) operating activities	48,610	(14,294)
Cash flow from investing activities
Purchases of property and equipment	(1,607)	(2,945)
Purchases of marketable securities	(9,991)	—
Proceeds from maturities of marketable securities	70,000	23,600
Net cash provided by investing activities	58,402	20,655
Cash flow from financing activities
Proceeds from the exercise of stock options	1,411	602
Proceeds from the purchase of common stock under ESPP	418	—
Net cash provided by financing activities	1,829	602
Net increase in cash, cash equivalents, and restricted cash	108,841	6,963
Cash, cash equivalents, and restricted cash beginning of period	32,265	37,376
Cash, cash equivalents, and restricted cash end of period	$141,106	$44,339
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$25	$387
Impact of adopting new accounting standards	$20,050	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe neurological diseases. The Company is focused on neurological diseases where it believes an adeno-associated virus (“AAV”) gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. The Company has built a gene therapy platform that it believes positions itself to be a leading company at the intersection of AAV gene therapy and severe neurological disease. The Company’s gene therapy platform enables it to engineer, optimize, manufacture and deliver its AAV-based gene therapies that have the potential to provide durable efficacy following a single administration. Additionally, the Company is working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company’s manufacturing process employs an established system that it believes will enable production of high quality AAV vectors at commercial-scale. Finally, the Company leverages established routes of administration and advances in dosing techniques to optimize delivery of its AAV gene therapies to target cells that are critical to the disease of interest either directly to discrete regions of the brain or, more broadly, to the spinal cord region.

The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of March 31, 2018, the Company had an accumulated deficit of $200.7 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its collaborations with Sanofi Genzyme and AbbVie. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Through March 31, 2018, the Company has raised approximately $405.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. The Company believes that its cash, cash equivalents, and marketable debt securities of $218.2 million as of March 31, 2018 is sufficient to fund its current operating plan into 2020. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company, or if the Company needs additional funding, that such funding will be available on terms acceptable to the Company, or at all.

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). See “Recently Adopted Accounting Pronouncements” below for discussion of the Company’s adoption of new revenue recognition guidance using the modified retrospective method as of January 1, 2018. All amounts and disclosures set forth in this Form 10-Q reflect these changes.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company enters into collaboration agreements which are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), under which the Company licenses rights to certain of the Company’s product candidates and performs research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised goods or services in the Company’s arrangement typically consist of license rights to the Company’s intellectual property and research and development services. The Company provides options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, the Company has not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of the Company’s collaboration arrangements.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from any of the Company’s collaboration arrangements.

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, the Company utilizes comparable transactions, clinical trial success probabilities, and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standard Board (the “FASB”) issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. The Company adopted Update No. 2016-01 in the first quarter of 2018, using the modified retrospective method. Unrealized gains and losses previously recorded to other comprehensive income were reclassified to accumulated deficit and all future fair value changes will be recorded to other income (loss). The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and was applied utilizing a full retrospective approach. The Company adopted the new standard on January 1, 2018. The Company has included the necessary reconciliation within Note 4 “Cash, cash equivalents, restricted cash, and available for sale marketable securities.”

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”), and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Thereafter, a series of clarifying ASUs, narrow scope improvements and practical expedients were issued. This collective guidance resulted in the new revenue standard; ASC 606. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.

The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. The Company had one open contract, with Sanofi Genzyme, on the adoption date and has assessed it under the new revenue standard. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration, including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations and (ii) the application of proportional performance as a measure of progress on service related deliverables.

The Company has accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for the period ended March 31, 2018, for both of the collaborations with Sanofi Genzyme Collaboration and AbbVie.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$942	$1,305	$(363)
Loss from operations	(20,106)	(19,743)	(363)
Net loss	(19,926)	(19,563)	(363)
Net loss per share, basic and diluted	$(0.63)	$(0.62)	$(0.01)

Condensed Consolidated Balance Sheets

	As of March 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$20,217	$18,967	$1,250
Deferred revenue, non-current	99,506	80,463	19,043
Accumulated deficit	$(200,689)	$(180,396)	$(20,293)

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(19,926)	$(19,563)	$(363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	68,057	67,694	363

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASC 230”), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance will be effective for annual periods beginning after December 15, 2017. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company's consolidated financial statements.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2018	(in thousands)
Money market funds included in cash and cash equivalents	$139,269	$139,269	$—	$—
Marketable securities:
U.S. Treasury notes	77,827	77,827	—	—
Equity securities	1,320	1,320	—	—
Total marketable securities	$79,147	$79,147	$—	$—
Warrants to purchase equity securities	702	—	702	—
Total	$219,118	$218,416	$702	$—
December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$30,469	$—	$—
Marketable securities:
U.S. Treasury notes	137,522	137,522	—	—
Equity securities	1,100	1,100	—	—
Total marketable securities	$138,622	$138,622	$—	$—
Warrants to purchase equity securities	569	—	569	—
Total	$169,660	$169,091	$569	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of March 31, 2018 and December 31, 2017 are as follows:

	As of March 31,	As of December 31,
	2018	2017
Risk-free interest rate	2.4%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	3.4	3.7
Expected volatility	104.3%	103.5%

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

4. Cash, cash equivalents, restricted cash, and available for sale marketable securities

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

The Company classifies marketable debt securities with a remaining maturity when purchased of greater than three months as available‑for‑sale. Marketable debt securities with a remaining maturity date greater than one year and marketable equity securities are classified as non‑current where the Company has the intent and ability to hold these securities for at least the next 12 months. Available‑for‑sale debt securities are maintained by an investment manager and consist of U.S. Treasury notes. In 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. The common stock is included in non-current marketable securities and the warrants are included in non-current assets.

All available‑for‑sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other‑than‑temporary” and, if so, recognizes the unrealized loss through a charge to the Company’s statement of operations and comprehensive loss. No other than temporary losses have been recognized.

Cash, cash equivalents, and marketable securities included the following at March 31, 2018 and December 31, 2017:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of March 31, 2018
Money market funds included in cash and cash equivalents	$139,269	$—	$—	$139,269
Marketable securities:
U.S. Treasury notes	77,862	—	35	77,827
Equity securities	1,220	100	—	1,320
Total marketable securities	$79,082	$100	$35	$79,147
Total money market funds and marketable securities	$218,351	$100	$35	$218,416
As of December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$—	$—	$30,469
Marketable securities:
U.S. Treasury notes	137,560	—	38	137,522
Equity securities	1,220	—	120	1,100
Total marketable securities	$138,780	$—	$158	$138,622
Total money market funds and marketable securities	$169,249	$—	$158	$169,091

All of the Company’s marketable debt securities at March 31, 2018, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	As of March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$140,371	$43,604
Restricted cash included in deposits and other noncurrent assets	735	735
Total cash, cash equivalents, and restricted cash	$141,106	$44,339

5. Accrued expenses

Accrued expenses as of March 31, 2018 and December 31, 2017 consist of the following:

	As of March 31,	As of December 31,
	2018	2017
	(in thousands)
Research and development costs	$4,665	$5,780
Professional services	1,824	1,762
Employee compensation costs	1,726	3,383
Accrued goods and services	951	388
Patent costs	120	120
Other	65	64
Total	$9,351	$11,497

6. Commitments and contingencies

Operating Leases

In March 2014, the Company entered into an agreement to lease the 75 Sidney Street facility under a non‑cancelable operating lease that would expire December 15, 2019. The lease includes two renewal options, each for five-year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

In December 2015, the Company executed an amendment to extend the 75 Sidney Street lease and executed an agreement to lease the 64 Sidney Street facility until December 31, 2024. The additional facility includes laboratory and office space, and was ready for occupancy in early 2017.

In February 2018, the Company executed an amendment to lease additional space at 75 Sidney Street to support its continued growth. The additional facility includes laboratory and office space, and will be fully ready for occupancy in the first half of 2018.

The Company has received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively, as of March 31, 2018. The Company recorded these incentives as a component of deferred rent and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been recorded as fixed assets. The Company is entitled to receive approximately $0.3 million of leasehold improvements for the additional space at 75 Sidney Street leased in February 2018.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit of $0.7 million payable to the landlord as security for the performance of its obligations under the leases.  These amounts are recorded as restricted cash and included in deposits and other noncurrent assets in the accompanying balance sheets.

The following table summarizes the Company’s significant contractual obligations as of payment due date by period at March 31, 2018:

Total Minimum
Lease Payments
(in thousands)
2018 (remainder of year)	3,160
2019	4,325
2020	4,731
2021	4,863
2022	5,001
2023+	10,427
$32,507

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into an agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”) which included a non‑refundable upfront payment of $65.0 million. In addition, contemporaneously with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement, under which Sanofi Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value was accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

Under the Sanofi Genzyme Collaboration Agreement, the Company granted Sanofi Genzyme an exclusive option to license, develop, and commercialize (i) ex‑U.S. rights to the following programs, which are referred to as “Split Territory Programs”; VY‑AADC (“Parkinson’s Program”), VY‑FXN01 (“Friedreich’s Ataxia Program”), a future program to be designated by Sanofi Genzyme (“Future Program”), and VY‑HTT01 (“Huntington’s Program”), with an incremental option to co‑commercialize VY‑HTT01 in the United States and (ii) worldwide rights to VY‑SMN101 (“Spinal Muscular Atrophy Program”). Sanofi Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof‑of‑principle human clinical study (“POP Study”), on a program-by-program basis.

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

The Company is solely responsible for all costs incurred in connection with the development of the Split Territory Programs and the Spinal Muscular Atrophy Program products prior to the exercise of an option by Sanofi Genzyme with the exception of the following: (i) at the Company’s request and upon mutual agreement, Sanofi Genzyme will provide “in‑kind” services valued at up to $5.0 million and (ii) Sanofi Genzyme shall be responsible for the costs and expenses of activities under the Huntington’s Program development plan to the extent such activities are covered by financial support Sanofi Genzyme is entitled to receive from a patient advocacy group.

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

With the exception of the Parkinson’s Program, Sanofi Genzyme is required to pay an option exercise payment of $20.0 million or $30.0 million for each Split Territory Program and Spinal Muscular Atrophy Program.

Upon Sanofi Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Sanofi Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Sanofi Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company is responsible for all commercialization activities relating to Split Territory Licensed Products in the United States, including all of the associated costs. Sanofi Genzyme is responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Sanofi Genzyme exercises its co‑commercialization rights, Sanofi Genzyme will be the lead party responsible for all commercialization activities related to the Huntington’s Program product (the “Huntington’s Licensed Product”) in the United States.

Upon exercise of the option, Sanofi Genzyme shall have the sole right to develop the Spinal Muscular Atrophy Product worldwide. Sanofi Genzyme shall be responsible for all of the development costs that occur after the option exercise date for the Spinal Muscular Atrophy Program. Sanofi Genzyme is also responsible for worldwide commercialization activities relating to the product licensed pursuant to such option exercise (the “Spinal Muscular Atrophy Product”).

In October 2017, Sanofi Genzyme decided not to exercise its option for the Parkinson’s Program (the “PD Opt-Out”). Sanofi Genzyme is required to pay the Company for specified regulatory and commercial milestones, if achieved, up to $540.0 million across all remaining programs. The Company is no longer entitled to receive a total of $105.0 million related to regulatory and commercial milestone payments for the Parkinson’s Program as a result of the PD Opt-Out. The regulatory approval milestones are payable upon either regulatory approval in the United States or regulatory and reimbursement approval in the European Union and range from $40.0 million to $50.0 million per milestone, with an aggregate total of $220.0 million, after accounting for the PD Opt-Out. The commercial milestones are payable upon achievement of specified annual net sales in each program and range from $50.0 million to $100.0 million per milestone, with an aggregate total of $320.0 million, after accounting for the PD Opt-Out.

In addition, to the extent any Split Territory Licensed Products or the Spinal Muscular Atrophy Licensed Product are commercialized, the Company is entitled to tiered royalty payments ranging from the mid‑single digits to mid‑teens based on a percentage of net sales by Sanofi Genzyme.  Sanofi Genzyme is entitled to receive tiered royalty payments related to sales of Split Territory Licensed Product ranging from the low‑single digits to mid‑single digits based on a percentage of net sales by the Company depending on whether the Company uses Sanofi Genzyme technology in the Split Territory Licensed Product. If Sanofi Genzyme elects to co‑commercialize the Huntington’s Licensed Product in the United States, the Company and Sanofi Genzyme will share in any profits or losses from Huntington’s Licensed Product sales.

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

Accounting Analysis

At inception, the Sanofi Genzyme Collaboration Agreement included the following performance obligations: (i) research and development services for each of the Split Territory License Programs and the Spinal Muscular Atrophy Program, (ii) participation in the AJSC, (iii) participation in the DAC and (iv) a material right associated with an option to obtain a development and commercial license in the Parkinson’s Program (“PD Material Right”). The Company determined that the option to obtain a development and commercial license in the Parkinson’s Program was a material right under ASC 606 primarily because there were no additional option exercise payments payable by Sanofi Genzyme at the time of option exercise. Therefore, the PD Material Right was considered a performance obligation at the inception of the arrangement. The options in the other Split Territory Programs and the Spinal Muscular Atrophy Program do not provide a material right to the customer that it would receive without entering into the contract principally because the option fees are at least equal to the standalone selling price for the underlying goods.  Therefore, the other Split Territory Programs and the Spinal Muscular Atrophy Program options are not performance obligations at inception.

The Company has identified $74.6 million of total transaction price consisting of the $65.0 million upfront fee, the $5.0 million premium paid in excess of fair value of the Series B Preferred Stock and $4.6 million of Sanofi Genzyme “in‑kind” funding, which represents the transaction price at adoption. Additional consideration to be paid to the Company upon the exercise of the license options by Sanofi Genzyme or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contract term.

The Company has allocated the transaction price to the separate performance obligations based on their relative standalone selling price. For all performance obligations, the Company determined the standalone selling price at contract inception estimated based on each obligation’s estimated standalone selling price (“ESP”). The Company determined the ESP for the service related deliverable for the research and development activities based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, marked up to include a reasonable profit margin and adjusted for the scope of the potential license. Significant inputs used to determine the total expense of the research and development activities include, the length of time required and the number and costs of various studies that will be performed to complete the applicable POP Study. The ESP for the AJSC and DAC have been estimated based on the costs incurred to participate in the committees, marked up to include a reasonable profit margin. The ESP for the PD Material Right was determined based on the estimated value of the license adjusted for the estimated probability that the option would be exercised by Sanofi Genzyme.

Based on the relative standalone selling price allocation, the allocation of the transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Research and Development Services for:
Huntington’s Program	$14,228
Parkinson’s Program	6,040
Friedreich’s Ataxia Program	14,821
Spinal Muscular Atrophy Program	29,116
Future Program	2,239
Committee Obligations:
AJSC	133
DAC	207
PD Material Right	7,855
Total	$74,639

The Company recognizes the amounts associated with research and development services and committee obligations on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period. The amount allocated to the PD Material Right was initially deferred and recognized in full prior to the adoption of ASC 606.

During the three months ended March 31, 2018, the Company recognized $0.5 million of revenue associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. As of March 31, 2018, there is $51.2 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Contingent consideration related to the performance of in-kind services is considered in the transaction price based on the most-likely amount, which is the full amount of the services that the Company can require Sanofi Genzyme to complete. There is no other available contingent consideration until such point as Sanofi Genzyme exercises an option to one of the research programs.

Costs incurred relating to the programs that Sanofi Genzyme has the option to license under the Sanofi Genzyme Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. These costs are included in research and development expenses in the Company’s statement of operations during the three months ended March 31, 2018 and 2017.

AbbVie Collaboration Agreement

Summary of Agreement

In February 2018, the Company entered into an exclusive collaboration and option agreement (the “AbbVie Collaboration Agreement”) with AbbVie Biotechnology Ltd (“AbbVie”) for the research, development and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the AbbVie Collaboration Agreement, the Company and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. The collaboration is comprised of a research period (the “Research Period”), a development period (the “Development Period”), and an exclusive license option (the “License Option”). The AbbVie Collaboration Agreement included a non-refundable upfront payment of $69.0 million for services during the Research Period.

During the Research Period, each party has agreed to identify up to five antibodies for inclusion in the collaboration. Subject to certain conditions and exceptions, the parties will select up to three antibodies (each, a “Research Antibody”) as candidates for creation of research compounds (each, a “Research Compound”), with AbbVie having the right to select two of the three Research Antibodies. The Company is required to use diligent efforts to conduct antibody engineering and other research activities to create Research Compounds and to develop product candidates containing or comprised of such Research Compounds (“Product Candidates”). The Company is solely responsible for its costs and expenses during the Research Period. During a specified portion of the Research Period, AbbVie may exercise one or more of its exclusive development options (each, a “Development Option”) to select up to a total of three Research Compounds (the “Selected Research Compounds”) and their corresponding Product Candidates (the “Selected Product Candidates”) to proceed to the Development Period.

Upon AbbVie’s exercise of a Development Option, AbbVie will pay the Company $80.0 million for the first Selected Research Compound and $30.0 million each for up to two additional Selected Research Compounds. During the Development Period, the Company is obligated to use diligent efforts to conduct development activities, including Investigational New Drug application-enabling and Phase 1 clinical trial activities, for the Selected Research Compounds and corresponding Selected Product Candidates. The Company will be solely responsible for the costs and expenses during the Development Period. During a specified portion of the Development Period (the “License Option Period”), AbbVie may exercise its License Option to further develop and commercialize all of the Research Compounds (the “Licensed Compounds”), and corresponding product candidates (the “Licensed Products”). Upon AbbVie’s exercise of its License Option, AbbVie will provide a one-time payment of $75.0 million to the Company, and the Company will grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property rights to develop and commercialize the Licensed Compounds and the Licensed Products for all human diagnostic, prophylactic and therapeutic uses. In addition, after AbbVie’s exercise of the License Option, the Company has certain obligations to complete any remaining research and development activities that have not been completed for any Research Compounds and Product Candidates.

The Company’s research and development activities will be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (“JGC”) as detailed in the AbbVie Collaboration Agreement. Any material amendment to the research or development plans must be mutually agreed to by the Company and AbbVie, which may be through the JGC.

Under the AbbVie Collaboration Agreement, AbbVie is required to use commercially reasonable efforts to develop and commercialize at least one Licensed Product in each of the United States, Japan, the United Kingdom, Germany, France, Italy, and Spain. After exercise of the License Option, AbbVie is solely responsible for all development and commercialization activities relating to Licensed Compounds and Licensed Products at its sole cost and expense, subject to the agreed-upon research and development plans. The Company may elect to share in AbbVie’s development costs relating to a Licensed Product on an indication-by-indication basis in exchange for a specified increase in royalties (a “Cost-Sharing Option”). If the Company exercises a Cost-Sharing Option, the Company may either reimburse AbbVie for AbbVie’s applicable development costs or, in the case of certain budget overruns, AbbVie may instead deduct applicable development costs, up to a specified cap, from milestone and royalty payments owed by AbbVie to the Company.

Under its collaboration with AbbVie, the Company is eligible to receive specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease and up to $115.0 million for a subsequent non-Alzheimer’s disease indication. Additionally, the Company is eligible to receive tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if the Company has exercised its Cost-Sharing Option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, subject to potential reductions in certain circumstances. For each Licensed Product, AbbVie also has the right to decrease or eliminate its royalty payments on such Licensed Product in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties or determined pursuant to dispute resolution procedures specified in the AbbVie Collaboration Agreement.

Unless earlier terminated, the AbbVie Collaboration Agreement will expire on the earliest to occur of the expiration of (i) the Development Option Period, without AbbVie’s exercise of a Development Option; (ii) the License Option Period, without AbbVie’s exercise of its License Option; and (iii) the last-to-expire royalty term with respect to all Licensed Products in all countries. The Company and AbbVie have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party, and AbbVie has the right to terminate for convenience.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Collaboration Agreement includes the following performance obligations: (i) research services during the Research Period (through the delivery of the Final Research Report) including the identification of the antibodies, conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to three development options to be rendered (“Research Services”), and (ii) a material right associated with the Development Option on the first Research Compound and associated Product Candidates (“First Development Option Material Right”). The first Development Option provides AbbVie with (i) additional development services on a selected Research Compound and (ii) the ability to exercise the License Option. The Company has concluded the option provides a material right as the consideration paid by AbbVie upon exercise of the first Development Option is less than the amount that the Company would otherwise expect to receive outside the context of the contract.

The Company has concluded that the First Development Option Material Right is a separate performance obligation under ASC 606 as AbbVie is provided additional services and a License Option for additional consideration that represents a significant discount from amounts that would otherwise be offered outside the context of the contract.  The First Development Option Material Right is distinct from the other performance obligations in the arrangement as it is an option in the contract that is not required for AbbVie to obtain the benefit of the other promised goods or services in the arrangement. The First Development Option Material Right does not include the underlying goods or services that are delivered upon exercise of the option, but rather represents the value to the customer of having the right to obtain development services and the right to the License Option at an advantageous price.

The Company received a nonrefundable, upfront payment of $69.0 million as consideration under the AbbVie Collaboration Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the Development and License Options by AbbVie or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contact term.

The Company has allocated the transaction price to the separate performance obligations based on their relative standalone selling price. The Company determined the standalone selling price at contract inception based on each obligation’s ESP. The Company determined the ESP for the research services obligation based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, inclusive of a reasonable profit margin. Significant inputs used to determine the total expense of the research services include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the Research Plan. The ESP for the First Development Option Material Right was determined based on the fees AbbVie would pay to exercise the Development and License Options, the estimated costs to perform the development services, inclusive of a reasonable profit margin, the estimated value of the License Option using comparable transactions, and the probability that the Development and License Options would be exercised by AbbVie.

Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Research Services	$34,482
First Development Option Material Right	34,518
Total	$69,000

The Company recognizes the amounts associated with Research Services on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate proportion performed and remeasures its progress towards completion at the end of each reporting period. The amount allocated to the First Development Option Material Right is recorded as deferred revenue and will be recognized either over the period in which goods and services underlying the option are transferred or upon expiry of the option.

During the three months ended March 31, 2018, the Company recognized $0.4 million of revenue associated with its collaboration with AbbVie related to research services performed during the period. As of March 31, 2018, there is $68.6 million of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s statement of operations during the three months ended March 31, 2018.

MRI Interventions License and Securities Purchase Agreements

In September 2016, the Company entered into securities purchase and license agreements with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint System, which is being used by the Company in ongoing development and clinical trials. Under the securities purchase agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The license agreement provided for certain rights to MRIC technology, and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System, in order to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials.

During 2017, the Company terminated the license agreement with MRIC and all prior and future commitments and obligations under such agreement became null and void. The Company continues to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

Other Agreements

During September 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During 2017, the Company earned a milestone payment of $1.0 million. During the three months ended March 31, 2018, the Company did not earn any additional milestone payments. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a long-term liability in the accompanying consolidated balance sheet.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of March 31, 2018 or December 31, 2017.

7. Redeemable convertible preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of March 31, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders’ equity at March 31, 2018 and December 31, 2017.

8. Stock‑based compensation

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

The terms of equity award agreements, including vesting requirements, are determined by the Board of Directors and are subject to the provisions of the 2014 Plan.

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its founders at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the founders, 835,292 shares generally vest over one to four years, based on each founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement. Stock based compensation expense associated with these time-based awards is recognized over the vesting period.

The remaining 352,941 of the shares issued will begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable. Accordingly, stock-based compensation expense in the amount of $0.2 million and $1.5 million, was recorded related to this award during the three months ended and term to date ended March 31, 2018.  No stock‑based compensation expense was recorded for the remaining two founders’ awards with performance-based vesting as of March 31, 2018 as the performance-based milestones related to these awards were not probable.

2015 Stock Option Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Stock Option Plan”), which became effective upon the completion of the Company’s initial public offering (the “IPO”). The 2015 Stock Option Plan provides the Company with the flexibility to use various equity-based incentive and other awards as compensation tools to motivate its workforce. These tools include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The 2015 Stock Option Plan replaced the 2014 Plan. Any options or awards outstanding under the 2014 Plan remained outstanding and effective. The number of shares initially reserved for issuance under the 2015 Stock Option Plan is the sum of (i) 1,311,812 shares of common stock and (ii) the number of shares under the 2014 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2014 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2015 Stock Option Plan is also subject to increase on the first day of each fiscal year by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31.

Effective January 1, 2016, 2017, and 2018, an additional 1,069,971,  1,070,635, and 1,285,200 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of March 31, 2018, there were 1,988,503 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three months ended March 31, 2018, the Company issued a total of 926,091 stock options to employees under the 2015 Stock Option Plan. There were no new stock options issued to non-employees under the 2015 Stock Option Plan during the three months ended March 31, 2018.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan  (the “2015 ESPP”). Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. The number of shares of common stock that may be issued under the 2015 ESPP is also subject to increase on the first day of each fiscal year by up to 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. Effective January 1, 2016, 2017, and 2018, 267,492,  267,658, and 321,300 shares of common stock, respectively, were added to the 2015 ESPP.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Research and development	$1,198	$1,258
General and administrative	1,124	907
Total stock-based compensation expense	$2,322	$2,165

Restricted Stock

A summary of the status of and changes in unvested restricted stock activity under the Company’s equity award plan for the three months ended March 31, 2018 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2017	557,979	$0.70
Issued	—	—
Vested	(145,829)	$0.77
Repurchased	—
Unvested restricted common stock as of March 31, 2018	412,150	$0.68

The expense related to awards granted to employees and non-employees was $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2018. The expense related to awards granted to employees and non-employees was $0.1 million and $0.6 million, respectively, for the three months ended March 31, 2017.

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $0.2 million, which is expected to be recognized over the remaining average vesting period of 0.3 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2018:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2017	3,143,566	$11.82
Granted	926,091	$24.76
Exercised	(132,733)	$10.64
Cancelled or forfeited	(128,389)	$14.52
Outstanding at March 31, 2018	3,808,535	$14.92	8.5	$21,020
Exercisable at March 31, 2018	1,039,408	$10.61	7.4	8,548
Vested and expected to vest at March 31, 2018	3,808,535	$14.92	8.5	$21,020

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2018 was $16.49 per share. The expense related to awards granted to employees and directors was $1.9 million for the three months ended March 31, 2018. The weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2017 was $7.82 per share. The expense related to awards granted to employees and directors was $1.3 million for the three months ended March 31, 2017.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.7%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	74.3%	73.6%

There were no new options granted to non‑employees during the three months ended March 31, 2018 and 2017. Unvested options granted to non‑employees are revalued at each measurement period until fully vested. The expense related to awards granted to non‑employees was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of March 31,
	2018	2017
Risk-free interest rate	2.7%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	8.4	8.7
Expected volatility	76.1%	83.6%

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $28.2 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

For the three months ended March 31, 2018 and March 31, 2017, due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. In the three months ended March 31, 2018, the Company’s estimate has also included the volatility of its common stock for the most recent period.

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

For the three months ended March 31, 2018, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities. For the three months ended March 31, 2017, the Company recognized a tax expense in other comprehensive income of $0.2 million related to the unrealized gain on available-for-sale securities.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to so include them would be anti-dilutive:

	As of March 31,
	2018	2017
Unvested restricted common stock	412,150	997,142
Shares reserved for issuance under stock plans	6,810,806	5,481,511
Total	7,222,956	6,478,653

11. Related‑party transactions

During the three months ended March 31, 2017, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was approximately $10.0 thousand during the three months ended March 31, 2017. As of March 31, 2018, there were no amounts payable related to consulting and management service fees charged by this investor.

During the three months ended March 31, 2018, the Company recognized $0.5 million of revenue associated with the Sanofi Genzyme Collaboration Agreement related to research and development services provided during this period. During the three months ended March 31, 2017, the Company recognized $1.5 million of revenue associated with the Sanofi Genzyme Collaboration Agreement related to research and development services provided during the period. The Company also recognized $0.2 million and $43.8 thousand of expense during the three months ended March 31, 2018 and 2017, respectively, related to in‑kind services provided by Sanofi Genzyme associated with the Sanofi Genzyme Collaboration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission, or the SEC, on March 14, 2018.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in the Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1-A. Risk Factors.

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

Overview

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe neurological diseases. We focus on neurological diseases where we believe an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have built a gene therapy platform, that we believe positions us to be a leading company at the intersection of AAV gene therapy and severe neurological disease. Our gene therapy platform enables us to engineer, optimize, manufacture and deliver our AAV-based gene therapies that have the potential to provide durable efficacy following a single administration. Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial-scale. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies to target cells that are critical to the disease of interest either directly to discrete regions of the brain, or, more broadly, to the spinal cord region.

Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our collaborations with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and AbbVie, or the AbbVie Collaboration, which commenced in February 2018.

Our pipeline of gene therapy programs is summarized in the table below:

Program
Preclinical
Lead Candidate Selection
Phase 1
Phase 2-3
VY-AADC (1)
Advanced Parkinson's Disease
VY-SOD101
Monogenic form of ALS
VY-HTT01 (2)
Huntington's Disease
VY-FXN01 (3)
Friedreich's Ataxia
Tau Program (4)
Tauopathies including Alzheimer's disease, PSP and FTD (5)
VY-NAV01
Severe, Chronic Pain

(1) Voyager plans to dose the first patient in mid-2018 (2) Sanofi Genzyme has ex-U.S. options and option to co-promote in the U.S. (3) Sanofi Genzyme has ex-U.S. options (4) Tau program in collaboration with AbbVie (5) PSP = Progressive Supranuclear Palsy, FTD = Frontotemporal Dementia

Our pipeline consists of six programs for severe neurological indications, including Parkinson’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Huntington’s disease; Friedreich’s ataxia; tau-related diseases including Alzheimer’s disease, frontotemporal dementia, and progressive supranuclear palsy; and severe, chronic pain. Our product candidates may be eligible for orphan drug designation, breakthrough therapy designation, or other expedited review processes in the U.S., Europe, and Japan.

Our most advanced clinical candidate, VY-AADC for the treatment of Parkinson’s disease, is being evaluated in an open-label, Phase 1b clinical trial. Preliminary data from Cohorts 1 through 3 from this trial were reported beginning in late 2016 and most recently in March 2018. As discussed more fully in our most recent Annual Report on Form 10-K, the results of this Phase 1b clinical trial continue to demonstrate durable, dose-dependent and time-dependent improvements across multiple measures of patients’ motor function after a one-time administration of the gene therapy. These measures include patient-reported diaries, Parkinson’s disease rating scales, and quality of life, with diary on-time without troublesome dyskinesia at twelve months as the proposed primary endpoint of the planned pivotal program. Infusions of VY-AADC have been well-tolerated in all fifteen patients treated in these Cohorts with no vector-related serious adverse events, or SAEs. Fourteen of the 15 patients were discharged from the hospital within two days following surgery. As previously reported, one patient experienced two SAEs: a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. Investigators determined that these SAEs were most likely related to immobility during the administration of the product; consequently, deep vein thrombosis prophylaxis has been added to the clinical trial protocol.

In December 2017, we submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for VY-AADC for a vector produced using our baculovirus/Sf9 system, as opposed to the vector manufactured using human embryonic kidney, or HEK293, cells which we have used in prior clinical trials including the ongoing Phase 1b clinical trial. This IND, which has subsequently become effective, allows us to initiate clinical trials and to begin screening and dosing patients in our planned pivotal Phase 2-3 clinical program. Clinical trial sites have been identified, and we plan to dose the first patient in this planned pivotal Phase 2-3 clinical program for Parkinson’s disease in mid-2018. We are evaluating the dose that we may use in our planned Phase 2-3 program, as informed by our ongoing clinical trials. The dose that we select may not be the same as any dose given to a cohort in our Phase 1b clinical trial. In February 2018, the FDA granted fast track designation to VY-AADC.

In a separate Phase 1 clinical trial, we are also exploring a posterior, or back of the head, delivery approach of drug into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the ongoing Phase 1b clinical trial described above. During 2017, we dosed seven patients in this Phase 1 clinical trial designed to optimize the intracranial delivery of VY-AADC. In April 2018, we subsequently completed dosing an eighth patient. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated with no reported SAEs, with most patients discharged from the hospital the day after surgery. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a total dose of up to 9.0×1012 vg compared with a total dose of up to 4.5×1012 vg in Cohort 3. The posterior approach was associated with greater average putaminal coverage (approximately 50%) and reduced average administration times compared with the transfrontal approach of Cohorts 1 through 3 in the Phase 1 clinical trial. In the second quarter of 2018, we expect to provide preliminary safety and motor-function data for patients who have reached the six-month endpoint in this Phase 1b clinical trial.

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for ALS, Huntington’s disease, Friedreich’s ataxia, tau-related neurodegenerative diseases and the treatment of severe, chronic pain. We plan to file two INDs from our ALS, Huntington’s disease and Friedreich’s ataxia programs during 2019. In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. Additionally, in 2017, we selected VY-HTT01 as our clinical candidate for the treatment of Huntington’s disease. Further optimization of routes of administration is underway to support filing of an IND application. We have begun additional preclinical studies to identify a lead clinical candidate for the treatment of Friedreich’s ataxia, with a goal of identifying a lead candidate during the second-half of 2018. In February 2018, we announced a global, strategic collaboration with AbbVie Biotechnology Ltd, or AbbVie, to develop potential new gene therapies consisting of vectors to deliver monoclonal antibodies to the brain directed against tau for Alzheimer’s disease and other tau-related neurodegenerative diseases. We are conducting proof-of-concept studies on our VY-NAV01 program for the treatment of severe, chronic pain. Additionally, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach. Beyond these approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including gene editing to correct or delete a gene in the cell genome.

Finally, we are also developing our own real-time, intra-operative, MRI-compatible device, the Voyager Trajectory Array Guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drug to the putamen and other surgical procedures to avoid blood vessels and reduce the risk of potential hemorrhage during surgery and to maximize drug coverage of the putamen. Investigators have used an alternative MRI-compatible device called the ClearPoint System in our Phase 1b clinical trial of VY-AADC and Phase 1 posterior trajectory trial. We filed an application for 510(k) clearance for V-TAG with the FDA in March 2018.

We have incurred significant operating losses since our inception. Our net losses were $19.9 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $200.7 million, which included a $20.0 million cumulative catch-up adjustment related to the adoption of ASC 606,  Revenue from Contracts with Customers, or ASC 606. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;

•	continue to advance our clinical candidate, VY-AADC, through the current Phase 1b clinical trial and into a planned pivotal Phase 2-3 clinical program as a treatment for Parkinson’s disease;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2018, we recognized $0.5 million of collaboration revenue from our collaboration with Sanofi Genzyme and $0.4 million of collaboration revenue from our collaboration with AbbVie. For additional information about our revenue recognition policy related to collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration agreements with Sanofi Genzyme and AbbVie, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our programs and gene therapy platform, which include:

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the Phase 1b clinical trial and initiate the planned pivotal Phase 2-3 clinical trial of VY‑AADC as a treatment for Parkinson’s disease, and move such product candidates into additional clinical trials. Additionally, we expect research and development costs associated with activities under the AbbVie Collaboration to increase as our efforts on the Tau Program expand. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the continuation of the Phase 1b clinical trial and planned pivotal Phase 2-3 clinical trial of VY‑AADC, the expanded efforts on the Tau Program in connection with the AbbVie Collaboration, and the initiation of clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax‑related services, director and officer insurance premiums and investor relations costs.

Critical Accounting Policies and Estimates

See “Recently Adopted Accounting Pronouncements” below for discussion of our adoption of new revenue recognition guidance using the modified retrospective method as of January 1, 2018. All amounts and disclosures set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect these changes.

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

Effective January 1, 2018, we adopted the provisions of ASC 606 using the modified retrospective transition method. Under this method, we recorded the cumulative effect of initially applying the new standard to all contracts as of the date of adoption.

We enter into collaboration agreements which are within the scope of ASC 606, under which we license rights to certain of our product candidates and perform research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

The promised good or services in our arrangement typically consist of license rights to our intellectual property or research and development services. We provide options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount.  If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised good or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Our contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, we have not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of our collaboration arrangements.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any consideration related to sales-based royalty revenue resulting from any of our collaboration arrangements.

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, industry standards for product development and clinical trial success probabilities and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

 Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our rights to consideration are unconditional.

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standard Board (the “FASB”) issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. We adopted Update No. 2016-01 in the first quarter of 2018, using the modified retrospective method. Unrealized gains and losses previously recorded to other comprehensive income were reclassified to accumulated deficit and all future fair value changes will be recorded to other income (loss). The adoption of the standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, or ASC 230, which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance will be effective for annual periods beginning after December 15, 2017. The adoption of ASC 230 on January 1, 2018 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, or ASC 605, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Thereafter, a series of clarifying ASU’s, narrow scope improvements and practical expedients were issued. This collective guidance resulted in the new revenue standards; ASC 606.  ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.

We adopted the new standard effective January 1, 2018 using the modified retrospective approach. We had one open contract, with Sanofi Genzyme, on the adoption date and have assessed it under the new revenue standard. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration, including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations and (ii) the application of proportional performance as a measure of progress on service related deliverables.

We have accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for the period ended March 31, 2018 for both the Sanofi Genzyme Collaboration and AbbVie Collaboration.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$942	$1,305	$(363)
Loss from operations	(20,106)	(19,743)	(363)
Net loss	(19,926)	(19,563)	(363)
Net loss per share, basic and diluted	$(0.63)	$(0.62)	$(0.01)

Condensed Consolidated Balance Sheets

	As of March 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$20,217	$18,967	$1,250
Deferred revenue, non-current	99,506	80,463	19,043
Accumulated deficit	$(200,689)	$(180,396)	$(20,293)

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(19,926)	$(19,563)	$(363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	68,057	67,694	363

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$942	$1,464	$(522)
Operating expenses:
Research and development	14,853	14,072	781
General and administrative	7,182	4,914	2,268
Total operating expenses	22,035	18,986	3,049
Other income:
Interest income	588	253	335
Other income	399	395	4
Total other income	987	648	339
Loss before income taxes	(20,106)	(16,874)	(3,232)
Income tax benefit	180	226	(46)
Net loss	$(19,926)	$(16,648)	$(3,278)

Collaboration Revenue

Collaboration revenue was $0.9 million and $1.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Collaboration revenue was comprised of amounts recognized for research and development services for various programs under the collaboration agreement with Sanofi Genzyme, or the Sanofi Genzyme Collaboration Agreement, during the three months ended March 31, 2017. During the three months ended March 31, 2018, collaboration revenue included amounts related to the Sanofi Genzyme Collaboration Agreement in addition to research services related to the collaboration agreement with AbbVie, or the AbbVie Collaboration Agreement. The decrease in revenue recognized is a result of fully recognizing all amounts under the Sanofi Genzyme Collaboration Agreement related to the Parkinson’s Program in 2017 as well as the adoption of ASC 606, effective January 1, 2018. The most significant change to revenue recognition is the adoption of a proportional performance basis for estimating progress to completion of research and development services under each program of the Sanofi Genzyme Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $0.8 million from $14.1 million for the three months ended March 31, 2017, to $14.9 million for the three months ended March 31, 2018. The following table summarizes our research and development expenses, for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
External research and development expenses	$7,021	$7,044	$(23)
Employee and contractor related expenses	5,784	5,219	565
Facility and other expenses	1,889	1,794	95
License fees	159	15	144
Total research and development expenses	$14,853	$14,072	$781

The increase in research and development expense for the three months ended March 31, 2018 was primarily attributable to the following:

•	approximately $0.6 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount;
•

approximately $0.1  million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street;

•	approximately $0.1 million for increased license fees; and
•

changes in external research and development costs, offset by approximately $0.2 million for increased in‑kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration.

General and Administrative Expense

General and administrative expense increased by $2.3 million from $4.9 million for the three months ended March 31, 2017 to $7.2 million for the three months ended March 31, 2018. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.2 million for increased compensation costs associated with the increase in administrative function headcount;
•	approximately $0.8 million for increased legal and patent expenses; and
•	approximately $0.3 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, Net

Interest and other income of approximately $0.8 million was recognized during the three months ended March 31, 2018 related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of MRI Interventions, Inc., or MRIC. Other income of approximately $0.2 million was recognized during the three months ended March 31, 2018 related to amounts receivable for previously paid alternative minimum taxes. Other income of approximately $0.4 million was recognized during the three months ended March 31, 2017, including $0.3 million related to mark-to-market gain recognized on the fair value of warrants to purchase equity securities. Interest income of approximately $0.3 million was recognized during the three months ended March 31, 2017 related to increased marketable securities balances resulting from our underwritten initial public offering in November 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our collaborations with Sanofi Genzyme which commenced in February 2015 and AbbVie which commenced in February 2018.

On November 16, 2015, we closed our initial public offering, or IPO, whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including

675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us.

As of March 31, 2018, we had cash, cash equivalents, and marketable debt securities of $218.2 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$48,610	$(14,294)
Investing activities	58,402	20,655
Financing activities	1,829	602
Net increase in cash, cash equivalents, and restricted cash	$108,841	$6,963

Net Cash Provided by (Used in)  Operating Activities

Net cash provided by operating activities was $48.6 million during the three months ended March 31, 2018 compared to $14.3 million of cash used in operating activities during the three months ended March 31, 2017.  The increase in cash provided by operating activities is primarily due to the receipt of $69.0 million related to the AbbVie Collaboration, offset by increases in operating expenses due to increased research and development activities, as well as higher general and administrative expenses as a result of a higher headcount and legal fees year over year.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $58.4 million during the three months ended March 31, 2018 compared to $20.7 million of cash provided by investing activities during the three months ended March 31, 2017. The increase in cash provided by investing activities for the three months ended March 31, 2018 was primarily due to proceeds from maturities of marketable securities of $70.0 million, partially offset by $10.0 million for purchases of marketable securities and $1.6 million for purchases of property and equipment. The cash provided by investing activities for the three months ended March 31, 2017 was primarily due to $23.0 million from maturities of marketable securities partially offset by $2.9 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.8 million and $0.6 million during the three months ended March 31, 2018 and March 31, 2017, respectively, primarily from proceeds of exercises of stock options.

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

AbbVie Collaboration Agreement

Summary of Agreement

In February 2018, we entered into an exclusive collaboration and option agreement, or the AbbVie Collaboration Agreement, with AbbVie Biotechnology Ltd, or AbbVie, for the research, development and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the AbbVie Collaboration Agreement, we and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. The collaboration is comprised of a research period, or the Research Period, a development period, or the Development Period, and an exclusive license option, or the License Option. The AbbVie Collaboration Agreement included a non-refundable upfront payment of $69.0 million for services during the Research Period.

During the Research Period, each party has agreed to identify up to five antibodies for inclusion in the collaboration. Subject to certain conditions and exceptions, the parties will select up to three antibodies,  each,  a Research Antibody, as candidates for creation of research compounds,  each,  a Research Compound, with AbbVie having the right to select two of the three Research Antibodies. We are required to use diligent efforts to conduct antibody engineering and other research activities to create Research Compounds and to develop product candidates containing or comprised of such Research Compounds, or Product Candidates. We are solely responsible for the costs and expenses during the Research Period. During a specified portion of the Research Period, AbbVie may exercise one or more of its exclusive development options,  each,  a Development Option, to select up to a total of three Research Compounds, which are the Selected Research Compounds, and their corresponding Product Candidates, which are the Selected Product Candidates, to proceed to the Development Period.

Upon AbbVie’s exercise of a Development Option, AbbVie will pay us $80.0 million for the first Selected Research Compound and $30.0 million each for up to two additional Selected Research Compounds. During the Development Period, we are obligated to use diligent efforts to conduct development activities, including Investigational New Drug application-enabling and Phase 1 clinical trial activities, for the Selected Research Compounds and corresponding Selected Product Candidates. We will be solely responsible for the costs and expenses during the Development Period. During a specified portion of the Development Period, or the License Option Period, AbbVie may exercise its License Option to further develop and commercialize all of the Research Compounds, or the Licensed Compounds, and corresponding product candidates, or the Licensed Products. Upon AbbVie’s exercise of its License Option, AbbVie will provide a one-time payment of $75.0 million to us, and we will grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize the Licensed Compounds and the Licensed Products for all human diagnostic, prophylactic and therapeutic uses. In addition, after AbbVie’s exercise of the License Option, we have certain obligations to complete any remaining research and development activities that have not been completed for any Research Compounds and Product Candidates.

Our research and development activities will be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee, or JGC, as detailed in the AbbVie Collaboration Agreement. Any material amendment to the research or development plans must be mutually agreed to by us and AbbVie, which may be through the JGC.

Under the AbbVie Collaboration Agreement, AbbVie is required to use commercially reasonable efforts to develop and commercialize at least one Licensed Product in each of the United States, Japan, the United Kingdom, Germany, France, Italy, and Spain. After exercise of the License Option, AbbVie is solely responsible for all development and commercialization activities relating to Licensed Compounds and Licensed Products at its sole cost and expense, subject to the agreed-upon research and development plans. We may elect to share in AbbVie’s development costs relating to a Licensed Product on an indication-by-indication basis in exchange for a specified increase in royalties, each a Cost-Sharing Option. If we exercise a Cost-Sharing Option, we may either reimburse AbbVie for AbbVie’s applicable development costs or, in the case of certain budget overruns, AbbVie may instead deduct applicable development costs, up to a specified cap, from milestone and royalty payments owed by AbbVie to us.

Under our collaboration with AbbVie, we are eligible to receive specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease and up to $115.0 million for a subsequent non-Alzheimer’s disease indication. Additionally, we are eligible to receive tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if we have exercised our Cost-Sharing Option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, subject to potential reductions in certain circumstances. For each Licensed Product, AbbVie also has the right to decrease or eliminate its royalty payments on such Licensed Product in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties or determined pursuant to dispute resolution procedures specified in the AbbVie Collaboration Agreement.

Unless earlier terminated, the AbbVie Collaboration Agreement will expire on the earliest to occur of the expiration of (i) the Development Option Period, without AbbVie’s exercise of a Development Option; (ii) the License Option Period, without AbbVie’s exercise of its License Option; and (iii) the last-to-expire royalty term with respect to all Licensed Products in all countries. We and AbbVie have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party, and AbbVie has the right to terminate for convenience.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at March 31, 2018:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$32,507	$3,160	$9,056	$9,864	$10,427

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2024.

In February 2018, we executed an amendment for additional space located at 75 Sidney Street in Cambridge, Massachusetts, concurrent to the existing leases with terms going through December 2024.

We enter into agreements in the normal course of business with contract research organizations and institutions to license intellectual property. We have not included these future payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 to 90 days prior written notice.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 14, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and marketable securities and are invested in U.S. Treasury notes. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are not currently exposed to market risk related to changes in foreign currency exchange rates; however, we may contract with vendors that are located in Asia and Europe in the future and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2018,  our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes thereto, should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 1 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were  $19.9 million and $16.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $200.7 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and our collaboration agreements with Sanofi

Genzyme and AbbVie.  On November 16, 2015 we closed our IPO whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing our collaborations with Sanofi Genzyme and AbbVie. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, through the current Phase 1b clinical trial and into a planned pivotal Phase 2-3 clinical program as a treatment for Parkinson’s disease;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
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

•	there are any delays in receipt of regulatory clearance to begin our planned clinical programs or to use companion devices required in such clinical programs; or
•	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates; obtaining marketing approval for these product candidates; developing and obtaining marketing approval of any required companion devices; manufacturing at clinical and commercial scale; marketing and selling those products that are approved; satisfying any post-marketing requirements and achieving an adequate level of market acceptance of and obtaining and maintaining adequate coverage and reimbursement from third-party payors for such products; and protecting our rights to our intellectual property portfolio. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.

We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY‑AADC is being evaluated in a Phase 1b clinical trial and advancing into a planned pivotal Phase 2-3 clinical trial in 2018, and we do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

•	completing preclinical and clinical development of our product candidates and any required companion devices and identifying new product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2018, our cash, cash equivalents, and marketable debt securities were $218.2 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, will enable us to fund our operating expenses and capital expenditure requirements into 2020.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
•	the scope, progress, results, costs, prioritization, and number of our research and development programs;
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

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc., or MRIC;
•

the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our ongoing development of our Voyager Trajectory Array Guide device, which we refer to as V-TAG;

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

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. Currently, only one of our product candidates, VY-AADC, is in clinical development, and the remainder of our product candidates are in preclinical development. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

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

The Center for Biologics Evaluation and Research, or CBER, of the FDA regulates biological products for human use. The Office of Tissues and Advanced Therapies, or OTAT, formerly known as the Office of Cellular, Tissue and Gene Therapies, within CBER reviews gene therapy and related products and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are also potentially subject to review by the NIH’s Office of Biotechnology Activities’ Recombinant DNA Advisory Committee,

or the RAC. Even though the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and permitted its initiation. Conversely, the FDA may place an Investigational New Drug application, or IND, on a clinical hold even if the RAC has provided a favorable review or an exemption from in depth, public review.

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The ongoing Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at the University of California San Francisco, or UCSF, and University of Pittsburgh Medical Center, or UPMC, and two other sites and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocol for the trial is further amended. For any new protocol, the same processes and issues apply.

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

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to the examination of the trial results. For example, the magnitude of some of the clinical responses seen in the Phase 1 clinical trial of AAV2-AADC conducted by UCSF were similar to placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this Phase 1 trial for an indication of the efficacy of treatment with VY-AADC. We believe that there is a need to optimize the dose and volume of infusion of VY-AADC to substantially increase the coverage of the putamen, the region of the brain targeted by VY-AADC, to achieve a clinical benefit. However, we can provide no assurances that we will be able to optimize these parameters and thereby achieve sufficient coverage of the putamen to achieve a clinical benefit.

The ongoing Phase 1b clinical trial of VY-AADC incorporates several design features in an attempt to increase the area of the putamen, particularly the posterior putamen, which receives VY-AADC treatment. We are employing larger infusion volumes and higher doses of VY-AADC, and we are using the ClearPoint System to provide real-time, intra-operative MRI assistance to the physician surgically administering VY-AADC to the patient.

We continue to follow patients from our Phase 1b clinical trial on an open-label basis for longer term safety and efficacy. We are evaluating the dose that we may use in our planned Phase 2-3 program, as informed by our ongoing clinical trials. The dose that we select may not be the same as any dose given to a cohort in our Phase 1b clinical trial. The final dose we select in the planned Phase 2-3 program may not achieve the desired safety and efficacy.

Additionally, we have initiated a separate Phase 1 clinical trial to explore a posterior, or back of the head, delivery approach of VY-AADC, compared with the transfrontal, or top of the head, delivery approach employed in our first ongoing Phase 1b clinical trial. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a higher total dose of VY-AADC than any of Cohort 1, 2 or 3 or than we currently believe we will select for our planned Phase 2-3 clinical program.

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

Furthermore, we plan to use a different manufacturing process for our vector in later stage Parkinson’s clinical trials. We manufacture VY-AADC using our baculovirus/Sf9 system for our later-stage clinical trials, as opposed to manufacturing in HEK 293 cells, which was used in our Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of our planned pivotal Phase 2-3 clinical program in Parkinson’s disease may differ from the results of our Phase 1b clinical trial.

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

We have very limited experience with clinical trials. The ongoing Phase 1b  clinical trial of VY‑AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at four locations including UCSF and UPMC. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products,  we do not intend to initiate our planned Phase 2-3 clinical trial for our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease until we have met with OTAT to discuss our proposed trial design and overall development plan. Any potential changes to our proposed clinical program that OTAT may recommend or require, could delay our initiation of our planned Phase 2-3 clinical trial.

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
•

our ability to locate appropriately trained physicians to conduct such clinical trials, which may be particularly difficult for the VY‑AADC clinical trial, in which we are currently using the ClearPoint System, which is only available at a small number of academic medical centers in the United States;

•	our ability to develop and obtain regulatory approval of V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
•	willingness of patients to participate in a placebo-controlled trial;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

•

insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in our planned Phase 2-3 clinical trial in Parkinson’s disease associated with the development of V-TAG;

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY‑AADC and VY‑HTT01 will be administered directly to the targeted cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY‑AADC. In the ongoing Phase 1b clinical trial of VY-AADC, we are using the ClearPoint System, which has only been used in limited gene therapy neurosurgeries to date to provide accurate placement of the cannula in the putamen, to allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the ongoing Phase 1b trial at UCSF experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY‑AADC. In future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we are currently developing. If other side effects were to occur in connection with the surgical procedure, our clinical trials could be suspended or terminated.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug or biological product if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biological product will be recovered from sales in the United States. We have received feedback from the FDA that VY-AADC for the treatment of Parkinson’s disease does not qualify for orphan disease designation because the potential for its use in earlier stages of Parkinson’s disease exceeds the 200,000 patient population criteria in the United States. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. We have received feedback from the Committee for Orphan Medicinal Products that orphan designation likely would not be granted for VY-AADC in Parkinson’s disease since they do not grant such status for more severe stages of a disease.

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

We believe that all of our current programs may qualify for orphan drug designation except for VY-AADC for Parkinson’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the latter drug or biological product is not the same drug or biological product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

We expect that VY-AADC will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie Inc., as well as other novel, non-oral forms of levodopa in development, including NeuroDerm’s ND0612 (acquired by Mitsubishi Tanabe Pharma in 2017), Acorda Therapeutics’ inhaled levodopa, CVT-301, and Sunovion Pharmaceuticals’ sublingual apomorphine, APL-130277 (acquired from Cynapsus Therapeutics). Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Oxford Biomedica plc is planning for a Phase 1/2 trial in 2018 for OXB-102, a second generation LentiVector gene therapy.

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

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the Phase 1b clinical trial of VY-AADC and the separate Phase 1 posterior trajectory trial have used the ClearPoint System from MRIC.

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

In February 2015, we entered into a collaboration agreement with Sanofi Genzyme to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to our Parkinson’s disease, Friedreich’s ataxia and Huntington’s disease programs and a future program, or the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s disease program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme exercises an option for a Split Territory Program, except for our Parkinson’s disease program, it is required to make an option exercise payment to us. Furthermore, at the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, including tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option, or the Optioned Programs. Our research and development activities in connection with the collaboration might not be successful. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. If Sanofi Genzyme were to elect not to exercise an option, we would have incurred significant development expenses but not receive the option exercise payment or be eligible to receive future milestone or royalty payments related to such program. For example, in October 2017, Sanofi Genzyme notified us that it had decided not to exercise its option for the ex-U.S. rights to VY-AADC and terminated the portion of its collaboration with us concerning Parkinson’s disease. As a result of Sanofi Genzyme’s decision, the Company is no longer entitled to receive up to $105.0 million of milestone payments related to the Parkinson’s program.

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

The surgical approach that we are using for VY-AADC is similar, in some respects, to the stereotactic approach used for deep brain stimulation, or DBS, a marketed device-based treatment for Parkinson’s disease. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC to the putamen using real-time, intra-operative, magnetic resonance imaging, or MRI, to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial of VY-AADC and the separate Phase 1 posterior trajectory trial use the real-time, intra-operative, MRI system called the ClearPoint System from MRIC. However, not all neuro-surgical units within the United States utilize this system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We may continue to use the ClearPoint System in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates as there currently is no other manufacturer of the ClearPoint System. To date, we are not aware of any other medical device that has been deemed substantially equivalent to the ClearPoint System.

Management of MRIC, the manufacturer of the ClearPoint System, has expressed substantial doubt as to the ability of MRIC to continue as a going concern on several occasions. As of December 31, 2017, MRIC reported cash and cash equivalents of $9.3 million and secured debt (senior and junior) totaling approximately $4.0 million on its balance sheet. MRIC also reported a net loss of $7.2 million for the year ended December 31, 2017.

We are developing the V-TAG as our own real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. In March 2018, we filed an application for 510(k) clearance with the FDA for V-TAG. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s disease program and other projects. We may not be successful in obtaining regulatory clearance of V-TAG on a timely basis or at all. If we experience difficulties or delays in obtaining regulatory clearance, we may instead need to rely on other delivery technologies for our future clinical trials, such as the ClearPoint System.

In addition, we are currently exploring collaborations for V-TAG and expect to rely on third parties in the development and manufacture of the device. Such collaborations would be subject to risks similar to those described elsewhere in this “Risk Factors” section, and the corporate objectives of such potential collaborators may not be consistent with our best interests. If we are unable to enter such collaborations or such collaborations are not successful, our development of V-TAG and our use of V-TAG in our clinical trials could be adversely affected.

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

Collaboration agreements may not lead to the development or commercialization or product candidates in the most efficient manner, or at all. If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our gene therapy platform. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Although VY‑AADC is currently in clinical development and our other product candidates are in preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We own service mark registrations in the USPTO for the marks “VOYAGER THERAPEUTICS” and “VOYAGER THERAPEUTICS Logo” and pending trademark applications in the USPTO for the marks “VOYAGER TRAJECTORY ARRAY GUIDE”, “V-TAG” and the “V-TAG Logo” as well as a  pending trademark application in the European Community for “V-TAG”. Our trademarks or our trade name may be challenged, infringed, circumvented or declared generic or found to infringe prior third-party marks. We may not be able to protect our rights in our trademarks or in our trade name, which we need in order to build name recognition among potential partners or customers in our markets of interest. It is possible that competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of prior registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade name. Over the long term, if we are unable to establish name recognition based on our trademarks and trade name, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce and protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform and pipeline, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know‑how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, investment funds affiliated with Fidelity Management Research Company, or Fidelity, and investment funds affiliated with BB Biotech AG represent beneficial ownership, in the aggregate, of approximately 50% of our outstanding common stock as of April 23, 2018. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriter of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in an at-the-market offering under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of March 31, 2018, approximately $75.0 million in shares of common stock remain eligible for sale under the sales agreement.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2018 through March 31, 2018, the sales price of our common stock ranged from a high of $31.91 to a low of $15.86 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the ability to secure third-party reimbursement for our product candidates;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

We have broad discretion in how we apply our available funds, and we may not use these funds effectively, which could affect our results of operations and cause our stock price to decline.

Our management will have broad discretion in the application of our existing cash, cash equivalents and marketable securities and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply our available funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of our product candidates and preclinical programs. Pending their use, we may invest our available funds in a manner that does not produce income or that loses value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have no unregistered sales of securities for the three months ended March 31, 2018.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.1	Second Amendment to Lease, by and between Voyager Therapeutics, Inc. and UP 45/75 Sydney Street, LLC, dated February 5, 2018.	8-K	10.1	2/7/2018	001-37625

10.2†	Collaboration Agreement by and between the Registrant and AbbVie Biotechnology Ltd, dated as of February 16, 2018.	10-K	10.22	3/14/2018	001-37625

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1+	Certification of Chief Executive Officer and Principal Chief Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

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

Date: May 10, 2018	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Steven M. Paul, M.D.
Steven M. Paul, M.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Jane Henderson
Jane Henderson
Chief Financial Officer and Senior Vice President of Corporate Development
(Principal Financial and Accounting Officer)