Form 10-Q
period 2018-06-30
Voyager Therapeutics, Inc.
filed 2018-08-07
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 3, 2018 was 32,436,009.



Forward Looking Statements

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
•

our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC through the ongoing Phase 1b clinical trial and into the pivotal Phase 2-3 clinical program as a treatment for Parkinson’s disease, and our preclinical development efforts and studies;

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
•

our strategic collaborations with Sanofi Genzyme and AbbVie Biotechnology Ltd, including the possibility and timing of each exercising options to certain of our programs as specified in the applicable collaboration agreements;

•	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;

•	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
•	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
•	our ability to maintain consistency with results from our ongoing Phase 1b clinical trial and our separate Phase 1 trial focused on posterior trajectory in future clinical trials; and
•	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A - Risk Factors,” and in “Part I, Item 1A – Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2018, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$59,614	$31,530
Marketable securities, current	136,509	137,522
Prepaid expenses and other current assets	4,122	2,738
Total current assets	200,245	171,790
Property and equipment, net	12,244	10,283
Deposits and other non-current assets	1,314	1,304
Marketable securities, non-current	860	1,100
Total assets	$214,663	$184,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,558	$1,020
Accrued expenses	7,697	11,497
Deferred revenue, current portion	19,840	3,380
Total current liabilities	29,095	15,897
Deferred rent	5,282	5,337
Deferred revenue, net of current portion	97,308	28,180
Other non-current liabilities	1,006	1,012
Total liabilities	132,691	50,426
Commitments and contingencies (see note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2018 and December 31, 2017; 32,063,948 and 31,572,044 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	308,296	295,019
Accumulated other comprehensive loss	(125)	(287)
Accumulated deficit	(226,231)	(160,713)
Total stockholders’ equity	81,972	134,051
Total liabilities and stockholders’ equity	$214,663	$184,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue	$2,575	$1,177	$3,517	$2,642
Operating expenses:
Research and development	16,507	15,300	31,360	29,372
General and administrative	11,762	4,516	18,945	9,430
Total operating expenses	28,269	19,816	50,305	38,802
Operating loss	(25,694)	(18,639)	(46,788)	(36,160)
Other income (expense):
Interest income, net	870	255	1,458	508
Other (expense) income, net	(717)	(297)	(318)	98
Total other income (expense)	153	(42)	1,140	606
Loss before income taxes	(25,541)	(18,681)	(45,648)	(35,554)
Income tax (provision) benefit	—	(195)	180	31
Net loss	$(25,541)	$(18,876)	$(45,468)	$(35,523)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale- securities, net of income tax (benefit) provision of $(191) and $53 for the three and six months ended June 30, 2017, respectively	37	(295)	157	82
Total other comprehensive income (loss)	37	(295)	157	82
Comprehensive loss	$(25,504)	$(19,171)	$(45,311)	$(35,441)
Net loss per share, basic and diluted	$(0.80)	$(0.73)	$(1.43)	$(1.37)
Weighted-average common shares outstanding, basic and diluted	31,976,922	25,946,333	31,868,995	25,869,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities
Net loss	$(45,468)	$(35,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,436	3,704
Depreciation	972	726
Amortization of premiums and discounts on marketable securities	(908)	169
In-kind research and development expenses	176	113
Other non-cash items	355	(144)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,384)	965
Other non-current assets	(180)	—
Deferred revenue	65,482	(2,642)
Accounts payable	538	(243)
Accrued expenses	(3,911)	731
Other non-current liabilities	—	1,000
Lease incentive benefit	—	515
Net cash provided by (used in) operating activities	26,108	(30,629)
Cash flow from investing activities
Purchases of property and equipment	(2,933)	(3,412)
Purchases of marketable securities	(205,037)	—
Proceeds from maturities of marketable securities	207,000	62,600
Net cash (used in) provided by investing activities	(970)	59,188
Cash flow from financing activities
Proceeds from the exercise of stock options	2,528	1,100
Proceeds from the purchase of common stock under ESPP	418	—
Net cash provided by financing activities	2,946	1,100
Net increase in cash, cash equivalents, and restricted cash	28,084	29,659
Cash, cash equivalents, and restricted cash beginning of period	32,265	37,376
Cash, cash equivalents, and restricted cash end of period	$60,349	$67,035
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$—	$95
Impact of adopting new accounting standards	$20,050	$—

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

Additionally, the Company is working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company’s manufacturing process employs an established system that it believes will enable production of high quality AAV vectors at commercial-scale. Finally, the Company leverages established routes of administration and advances in dosing techniques to optimize delivery of its AAV gene therapies to target cells that are critical to the disease of interest, either directly to discrete regions of the brain, or, more broadly, to the spinal cord region.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its collaboration with Sanofi Genzyme (the “Sanofi Genzyme Collaboration”) and its collaboration with AbbVie Biotechnology Ltd (the “AbbVie Collaboration”).  The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of June 30, 2018, the Company had an accumulated deficit of $226.2 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from the Sanofi Genzyme Collaboration and the AbbVie Collaboration. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Through June 30, 2018, the Company has raised approximately $405.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering (the “IPO”) and follow-on public offering, and from collaboration agreements. The Company believes that its cash, cash equivalents, and marketable debt securities of $197.0 million as of June 30, 2018 is sufficient to fund its current operating plan into early 2020.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company, or if the Company needs additional funding, that such funding will be available on terms acceptable to the Company, or at all.

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“Update No. 2016-01”). The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. The Company adopted Update No. 2016-01 in the first quarter of 2018, using the modified retrospective method. Unrealized gains and losses previously recorded to other comprehensive income (loss) were reclassified to accumulated deficit and all future fair value changes will be recorded to other income (loss). The adoption of the standard on January 2, 2018 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which simplifies certain elements of cash flow classification and is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted ASU 2016-15 on January 1, 2018, and such adoption did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and was applied utilizing a full retrospective approach. The Company adopted the new standard on January 1, 2018. The Company has included the necessary reconciliation within Note 4 “Cash, cash equivalents, and available-for-sale marketable securities.”

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“ASC 605”), and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Thereafter, a series of clarifying ASUs, narrow scope improvements and practical expedients were issued. This collective guidance resulted in the new revenue standard, ASC 606. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and should be applied retroactively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.

The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. The Company had one open contract, relating to the Sanofi Genzyme Collaboration, on the adoption date and has assessed it under the new revenue standard. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration, including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations and (ii) the application of proportional performance as a measure of progress on service related deliverables.

The Company has accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which is represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for each of the three-month period and six-month period ended June 30, 2018, for both of the Sanofi Genzyme Collaboration and AbbVie Collaboration, collectively.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$2,575	$2,908	$(333)
Loss before income taxes	(25,541)	(25,208)	(333)
Net loss	(25,541)	(25,208)	(333)
Net loss per share, basic and diluted	(0.80)	(0.79)	(0.01)

	Six months ended June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$3,517	$4,213	$(696)
Loss before income taxes	(45,648)	(44,952)	(696)
Net loss	(45,468)	(44,772)	(696)
Net loss per share, basic and diluted	(1.43)	(1.40)	(0.03)

Condensed Consolidated Balance Sheets

	As of June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$19,840	$17,819	$2,021
Deferred revenue, non-current	97,308	78,703	18,605
Accumulated deficit	(226,231)	(205,605)	(20,626)

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(45,468)	$(44,772)	$(696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	65,482	64,786	696

Recent Accounting Pronouncements

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (“ASC 718”): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2018	(in thousands)
Money market funds included in cash and cash equivalents	$58,458	$58,458	$—	$—
Marketable securities:
U.S. Treasury notes	136,509	136,509	—	—
Equity securities	860	860	—	—
Total marketable securities	$137,369	$137,369	$—	$—
Warrants to purchase equity securities	400	—	400	—
Total	$196,227	$195,827	$400	$—
December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$30,469	$—	$—
Marketable securities:
U.S. Treasury notes	137,522	137,522	—	—
Equity securities	1,100	1,100	—	—
Total marketable securities	$138,622	$138,622	$—	$—
Warrants to purchase equity securities	569	—	569	—
Total	$169,660	$169,091	$569	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities of the Company as of June 30, 2018 and December 31, 2017 are as follows:

	As of June 30,	As of December 31,
	2018	2017
Risk-free interest rate	2.6%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	3.2	3.7
Expected volatility	108.9%	103.5%

The expected volatility is based on the historic volatility for the equity securities of the Company underlying the warrants and is calculated based on a period of time commensurate with the expected term assumption. The expected term is based on the remaining contractual life of the warrants on each measurement date. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the warrants. The expected dividend yield is assumed to be zero as the entity that issued the warrants has never paid and has not indicated any intention to pay dividends.

4. Cash, cash equivalents, and available-for-sale marketable securities

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

Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other‑than‑temporary” and, if so, recognizes the unrealized loss through a charge to the Company’s statement of operations and comprehensive loss. No other-than-temporary losses have been recognized.

Cash, cash equivalents, and marketable securities included the following at June 30, 2018 and December 31, 2017:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of June 30, 2018
Money market funds included in cash and cash equivalents	$58,458	$—	$—	$58,458
Marketable securities:
U.S. Treasury notes	136,506	5	2	136,509
Equity securities	1,220	—	360	860
Total marketable securities	$137,726	$5	$362	$137,369
Total money market funds and marketable securities	$196,184	$5	$362	$195,827
As of December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$—	$—	$30,469
Marketable securities:
U.S. Treasury notes	137,560	—	38	137,522
Equity securities	1,220	—	120	1,100
Total marketable securities	$138,780	$—	$158	$138,622
Total money market funds and marketable securities	$169,249	$—	$158	$169,091

All of the Company’s marketable debt securities at June 30, 2018, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	As of June 30,	As of December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$59,614	$31,530
Restricted cash included in deposits and other noncurrent assets	735	735
Total cash, cash equivalents, and restricted cash	$60,349	$32,265

5. Accrued expenses

Accrued expenses as of June 30, 2018 and December 31, 2017 consist of the following:

	As of June 30,	As of December 31,
	2018	2017
	(in thousands)
Research and development costs	$3,928	$5,780
Employee compensation costs	2,354	3,383
Professional services	896	1,762
Accrued goods and services	363	388
Patent costs	100	120
Other	56	64
Total	$7,697	$11,497

6. Commitments and contingencies

Operating Leases

In April 2014, the Company entered into an agreement to lease a facility at 75 Sidney Street under a non‑cancelable operating lease that would expire December 15, 2019. The lease includes two renewal options, each for five-year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

In December 2015, the Company executed an amendment to the 75 Sidney Street lease to extend its term, and executed an agreement to lease a facility at 64 Sidney Street until December 31, 2024. The facility at 64 Sidney Street includes laboratory and office space, and was ready for occupancy in early 2017.

In February 2018, the Company executed a second amendment to the 75 Sidney Street lease to lease additional space to support its continued growth. The additional facility includes laboratory and office space, and was ready for occupancy in mid-2018.

In June 2018, the Company executed a third amendment to the 75 Sidney Street lease to lease additional space to further support its continued growth. The additional facility will include laboratory and office space, and will be ready for occupancy in late 2018. The third amendment extended the term of the 75 Sidney Street lease until November 30, 2026. Additionally, the Company executed a second amendment to the 64 Sidney Street lease to extend that lease until November 30, 2026.

The Company received leasehold improvement incentives from the landlord of both leased properties totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively, as of June 30, 2018. The Company recorded these incentives as a component of deferred rent and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been recorded as fixed assets. The Company is entitled to receive approximately $0.6 million of leasehold improvements for the additional space at 75 Sidney Street.

The following table summarizes the Company’s significant contractual obligations as of payment due date by period at June 30, 2018, related to the amended 75 Sidney Street lease and the amended 64 Sidney Street lease through December 2026:

Total Minimum
Lease Payments
(in thousands)
2018 (remainder of year)	$2,110
2019	4,325
2020	4,731
2021	4,863
2022	5,001
2023+	21,924
$42,954

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into a collaboration agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”), which included a non‑refundable upfront payment of $65.0 million. In addition, contemporaneously with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement, under which Sanofi Genzyme purchased 10,000,000 shares of Series B Preferred

Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value is accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

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

Prior to any option exercise by Sanofi Genzyme, the Company will collaborate with Sanofi Genzyme in the development of products under each Split Territory Program and/or the Spinal Muscular Atrophy Program pursuant to a written development plan and under the guidance of an Alliance Joint Steering Committee (“AJSC”), comprised of an equal number of employees from the Company and Sanofi Genzyme.

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

Upon exercise of the option its option to license a product in the Spinal Muscular Atrophy Program (the “Spinal Muscular Atrophy Licensed Product”),  Sanofi Genzyme shall have the sole right to develop the Spinal Muscular Atrophy Licensed Product worldwide. Sanofi Genzyme shall be responsible for all of the development costs that occur after the option exercise date for the Spinal Muscular Atrophy Program. Sanofi Genzyme is also responsible for worldwide commercialization activities relating to the Spinal Muscular Atrophy Licensed Product.

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

In addition, to the extent any Split Territory Licensed Products or the Spinal Muscular Atrophy Licensed Product are commercialized, the Company is entitled to tiered royalty payments ranging from the mid‑single digits to mid‑teens based on a percentage of net sales by Sanofi Genzyme.  Sanofi Genzyme is entitled to receive tiered royalty payments related to sales of a  Split Territory Licensed Product ranging from the low‑single digits to mid‑single digits based on a percentage of net sales by the Company depending on whether the Company uses Sanofi Genzyme technology in the Split Territory Licensed Product. If Sanofi Genzyme elects to co‑commercialize the Huntington’s Licensed Product in the United States, the Company and Sanofi Genzyme will share in any profits or losses from Huntington’s Licensed Product sales.

The Sanofi Genzyme Collaboration Agreement will continue in effect until the later of (i) the expiration of the last to expire of the option rights and (ii) the expiration of all payment obligations unless sooner terminated by the Company or Sanofi Genzyme. The Company and Sanofi Genzyme have customary termination rights, including the right to terminate for an uncured material breach of the agreement committed by the other party and Sanofi Genzyme has the right to terminate for convenience.

Accounting Analysis

At inception, the Sanofi Genzyme Collaboration Agreement included the following performance obligations: (i) research and development services for each of the Split Territory Programs and the Spinal Muscular Atrophy Program, (ii) participation in the AJSC, (iii) participation in the DAC and (iv) a material right associated with an option to obtain a development and commercial license in the Parkinson’s Program (“PD Material Right”). The Company determined that the option to obtain a development and commercial license in the Parkinson’s Program was a material right under ASC 606 primarily because there were no additional option exercise payments payable by Sanofi Genzyme at the time of option exercise. Therefore, the PD Material Right was considered a performance obligation at the inception of the arrangement. The options in the other Split Territory Programs and the Spinal Muscular Atrophy Program do not provide a material right to the customer that it would receive without entering into the contract principally because the option fees are at least equal to the standalone selling price for the underlying goods. Therefore, the other Split Territory Programs and the Spinal Muscular Atrophy Program options are not performance obligations at inception.

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

During the three and six months ended June 30, 2018, the Company recognized $0.7 million and $1.2 million, respectively, of revenue associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. As of June 30, 2018, there was $50.5 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Contingent consideration related to the performance of in-kind services is considered in the transaction price based on the most-likely amount, which is the full amount of the services that the Company can require Sanofi Genzyme to complete. There is no other available contingent consideration until such point as Sanofi Genzyme exercises an option to one of the research programs.

Costs incurred relating to the programs that Sanofi Genzyme has the option to license under the Sanofi Genzyme Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. These costs are included in research and development expenses in the Company’s statement of operations during the three and six months ended June 30, 2018 and 2017.

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

Under the AbbVie Collaboration, the Company is eligible to receive specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease and up to $115.0 million for a subsequent non-Alzheimer’s disease indication. Additionally, the Company is eligible to receive tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if the Company has exercised its Cost-Sharing Option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, subject to potential reductions in certain circumstances. For each Licensed Product, AbbVie also has the right to decrease or eliminate its royalty payments on such Licensed Product in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties or determined pursuant to dispute resolution procedures specified in the AbbVie Collaboration Agreement.

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

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Collaboration Agreement includes the following performance obligations: (i) research services during the Research Period (through the delivery of the Final Research Report) including the identification of the Research Antibodies, conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to three  Development Options to be rendered (collectively, the “Research Services”), and (ii) a material right associated with the Development Option on the first Research Compound and associated Product Candidates (“First Development Option Material Right”). The first Development Option provides AbbVie with (i) additional development services on a selected Research Compound and (ii) the ability to exercise the License Option. The Company has concluded the option provides a material right as the consideration paid by AbbVie upon exercise of the first Development Option is less than the amount that the Company would otherwise expect to receive outside the context of the contract.

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

During the three and six months ended June 30, 2018, the Company recognized $1.9 million and $2.3 million, respectively, of revenue associated with the AbbVie Collaboration related to the Research Services performed during the period. As of June 30, 2018, there is $66.7 million of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s statement of operations during the three and six months ended June 30, 2018.

MRI Interventions License and Securities Purchase Agreements

In September 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a license agreement (the “MRIC License Agreement”) with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint® System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The Company also entered into the MRIC License Agreement, which provided for certain rights to MRIC technology and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. During 2017, the Company terminated the MRIC License Agreement and all prior and future commitments and obligations under such agreement became null and void. The Company continues to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

In May 2018, the Company entered into a master services and supply agreement with MRIC (the “MRIC Supply Agreement”) which provides for MRIC to perform certain manufacturing, supply, development and services as requested by the Company, including the supply of the ClearPoint System and cannula devices. In both the three and six months ended June 30, 2018, the Company has incurred $0.1 million of expense related to the MRIC Supply Agreement.

Other Agreements

During September 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During 2017, the Company earned a milestone payment of $1.0 million. During the three and six months ended June 30, 2018, the Company did not earn any additional milestone payments. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a non-current liability in the accompanying balance sheet.

Litigation

The Company is not a party to any legal matters and did not have contingency reserves established for any litigation liabilities as of June 30, 2018 or December 31, 2017.

7. Redeemable convertible preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of June 30, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders’ equity at June 30, 2018 and December 31, 2017.

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

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its founders at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the founders, 835,292 shares generally vested over one to four years, based on each founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement.

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable and began recognizing stock-based compensation accordingly. The Company recorded $0.1 million and $0.3 million in stock-based compensation expense related to this award during the three and six months ended June 30, 2018, respectively. The Company recorded  $0.3 million and  $0.9 million in stock-based compensation expense related to this award during the three and six months ended June 30, 2017, respectively. No stock‑based compensation expense was recorded for the remaining two founders’ awards with performance-based vesting as of June 30, 2018 as the performance-based milestones related to these awards were not probable.

2015 Stock Option Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Stock Option Plan”) which became effective upon the completion of the IPO. The 2015 Stock Option Plan provides the Company with the flexibility to use various equity-based incentive and other awards as compensation tools to motivate its workforce. These tools include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The 2015 Stock Option Plan replaced the 2014 Plan. Any options or awards outstanding under the 2014 Plan remained outstanding and effective. The number of shares initially reserved for issuance under the 2015 Stock Option Plan is the sum of (i) 1,311,812 shares of common stock and (ii) the number of shares under the 2014 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2014 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2015 Stock Option Plan is also subject to increase on the first day of each fiscal year by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31.

Effective January 1, 2016,  2017, and 2018, an additional 1,069,971, 1,070,635, and 1,285,200 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of June 30, 2018, there were 2,026,589 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three and six months ended June 30, 2018, the Company issued a total of 258,100 and 1,184,191 stock options, respectively, to employees and directors under the 2015 Stock Option Plan. During the three and six months ended June 30, 2018,  there were no new stock options issued to non-employees under the 2015 Stock Option Plan.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). The 2015 ESPP became effective upon the closing of the IPO. Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The number of shares of common stock that may be issued under the 2015 ESPP is also subject to increase on the first day of each fiscal year by up to 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. Effective January 1, 2016, 2017, and 2018, 267,492, 267,658, and 321,300 shares of common stock, respectively, were added to the 2015 ESPP.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,332	$617	$2,530	$1,875
General and administrative	6,782	921	7,906	1,829
Total stock compensation expense	$8,114	$1,538	$10,436	$3,704

Restricted Stock

A summary of the status of and changes in unvested restricted stock activity under the Company’s equity award plans for the six months ended June 30, 2018 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2017	557,979	$0.70
Issued	—	—
Vested	(207,461)	$0.87
Repurchased	(2,794)	$1.11
Unvested restricted common stock as of June 30, 2018	347,724	$0.60

The expense related to awards granted to employees and non-employees was $46.5 thousand and $0.1 million, respectively, for the three months ended June 30, 2018, and $0.1 million and $0.3 million for the six months ended June 30, 2018, respectively. The expense related to awards granted to employees and non-employees was $0.1 million and $29.0 thousand, respectively, for the three months ended June 30, 2017, and $0.2 million and $0.7 million for the six months ended June 30, 2017, respectively.

As of June 30, 2018, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $0.2 million, which is expected to be recognized over the remaining average vesting period of 0.1 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2018:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2017	3,143,566	$11.82
Granted	1,184,191	$23.88
Exercised	(246,051)	$10.27
Cancelled or forfeited	(421,781)	$15.42
Outstanding at June 30, 2018	3,659,925	$15.41	8.5	$20,463
Exercisable at June 30, 2018	1,245,966	$11.26	7.6	$10,730
Vested and expected to vest at June 30, 2018	3,659,925	$15.41	8.5	$20,463

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three and six months ended June 30, 2018 was $13.88 and $15.92 per share, respectively. The expense related to options granted to employees and directors was $7.9 million and $9.8 million for the three and six months ended June 30, 2018, respectively. The weighted-average fair value of options granted to employees and directors during the three and six months ended June 30, 2017 was $6.26 and $7.55 per share, respectively. The expense related to awards granted to employees and directors was $1.3 million and $2.5 million for the three and six months ended June 30, 2017, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.9%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	74.7%	75.9%	74.4%	74.0%

There were no new options granted to non-employees during the three and six months ended June 30, 2018 and 2017. Unvested options granted to non‑employees are revalued at each measurement period until fully vested. The expense related to stock option awards granted to non‑employees was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. The expense related to awards granted to non-employees was $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of June 30,
	2018	2017
Risk-free interest rate	2.8%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	8.2	8.5
Expected volatility	74.4%	78.4%

As of June 30, 2018, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $22.5 million which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

For the three and six months ended June 30, 2018 and 2017,  due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. In the three and six months ended June 30, 2018, the Company’s estimate has also included the volatility of its common stock for the most recent period.

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

For the three and six months ended June 30, 2018, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities. For the three and six months ended June 30, 2017, the Company recognized a tax expense in other comprehensive income of $0.1 million related to the unrealized gain on available-for-sale securities.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2018	2017
Unvested restricted common stock	347,724	863,435
Shares reserved for issuance under stock plans	6,700,282	2,844,555
Total	7,048,006	3,707,990

11. Related‑party transactions

During the three and six months ended June 30, 2018 and 2017, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was de minimis during the three and six months ended June 30, 2018 and 2017.

12. Subsequent events

Effective July 16, 2018, the Company appointed G. Andre Turenne as President and Chief Executive Officer. Mr. Turenne joins the Company from Sanofi Genzyme where he served most recently as Senior Vice President, Global Head, Business Development and Licensing since November 2015. Prior to his appointment to this role, Mr. Turenne held various other positions at Sanofi Genzyme including General Manager of Sanofi Genzyme Australia and New Zealand in 2015 and Vice President, Global Head of Genzyme Strategy and Business Development from 2011 to 2014. Prior to its acquisition by Sanofi Genzyme, Mr. Turenne served in several business development and commercial operations roles at Genzyme Corporation from 2006 to 2011. Mr. Turenne received a B.A. from Kalamazoo College and an M.B.A. from the Tuck School of Business at Dartmouth.

On July 16, 2018, in connection with the commencement of Mr. Turenne’s employment, the Company issued to him a non-statutory stock option to purchase an aggregate of 650,000 shares of the Company’s common stock at an exercise price of $18.03 per share. Subject to Mr. Turenne’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The stock option was issued outside of the Company’s 2015 Stock Option Plan as an inducement material to Mr. Turenne’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Effective August 2, 2018, the Company entered into a consulting agreement (the “Paul Agreement”) with Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, pursuant to which Dr. Paul has agreed to provide consulting and advisory services, including but not limited to scientific guidance in connection with the certain of the Company’s collaborations, research and development programs, and business development efforts, for a twelve-month period commencing on August 2, 2018. In accordance with its terms, the Paul Agreement may be extended at any time by mutual written consent of the parties or may be terminated by either party with cause; either party without cause, subject to forty-five-day notice; the mutual consent of the parties; or upon other specified conditions.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

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

Overview

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from severe neurological diseases. We focus on neurological diseases where we believe an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have built a gene therapy platform that we believe positions us to be a leading company at the intersection of AAV gene therapy and severe neurological disease. Our gene therapy platform enables us to engineer, optimize, manufacture and deliver our AAV-based gene therapies that have the potential to provide durable efficacy following a single administration.

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial-scale. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies to target cells that are critical to the disease of interest, either directly to discrete regions of the brain, or, more broadly, to the spinal cord region.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as we have demonstrated through our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, and our collaboration with AbbVie Biotechnology Ltd, or the AbbVie Collaboration. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and the Sanofi Genzyme Collaboration, which commenced in February 2015 and the AbbVie Collaboration, which commenced in February 2018.

Our pipeline of gene therapy programs is summarized in the table below:

Program
Preclinical
Lead Candidate Selection
Phase 1
Phase 2-3
VY-AADC
Parkinson's Disease
VY-SOD101
Monogenic form of ALS
VY-HTT01 (1)
Huntington's Disease
VY-FXN01 (2)
Friedreich's Ataxia
Tau-related Diseases Program (3)
Tauopathies including Alzheimer's disease, PSP and FTD (4)
VY-NAV01
Severe, Chronic Pain

(1) Sanofi Genzyme has ex-U.S. options and option to co-promote in the U.S. (2) Sanofi Genzyme has ex-U.S. options
(3) Tau program in collaboration with AbbVie (4) PSP = Progressive Supranuclear Palsy, FTD = Frontotemporal Dementia

Our pipeline consists of six programs for severe neurological indications, including Parkinson’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Huntington’s disease; Friedreich’s ataxia; tau-related diseases including Alzheimer’s disease, frontotemporal dementia, and progressive supranuclear palsy; and severe, chronic pain. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for our product candidates in the United States, Europe, and Japan.

Our most advanced clinical candidate, VY-AADC for the treatment of Parkinson’s disease, is being evaluated in an open-label, Phase 1b clinical trial. Preliminary data from Cohorts 1 through 3 from this trial were reported beginning in late 2016 and most recently in March 2018. We have completed dosing patients in this Phase 1b clinical trial but continue to monitor their results. As discussed more fully in our most recent Annual Report on Form 10-K, the results of this Phase 1b clinical trial have demonstrated durable, dose-dependent and time-dependent improvements across multiple measures of patients’ motor function at the timepoints reported after a one-time administration of the gene therapy. These measures include patient-reported diaries, Parkinson’s disease rating scales, and quality of life, with diary on-time without troublesome dyskinesia at twelve months as the proposed primary endpoint of the pivotal program. Infusions of VY-AADC have been well-tolerated in all fifteen patients treated in these Cohorts with no reported vector-related serious adverse events, or SAEs. Fourteen of the 15 patients were discharged from the hospital within two days following surgery. As previously reported, one patient experienced two SAEs: a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. Investigators determined that these SAEs were most likely related to immobility during the administration of the product; consequently, deep vein thrombosis prophylaxis has been added to the clinical trial protocol.

In a separate Phase 1 clinical trial, we are also exploring a posterior, or back of the head, delivery approach of drug into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the ongoing Phase 1b clinical trial described above. During 2017, we dosed seven patients in this Phase 1 clinical trial designed to optimize the intracranial delivery of VY-AADC. In April 2018, we subsequently completed dosing an eighth patient. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated with no reported SAEs, with most patients discharged from the hospital the day after surgery. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a total dose of up to 9.0×1012 vg compared with a total dose of up to 4.5×1012 vg in Cohort 3. As we announced in July 2018, interim results suggest that the posterior approach is associated with greater average putaminal coverage (approximately 50%), reduced total procedure times compared with the transfrontal approach of Cohorts 1 through 3 used in the Phase 1 clinical trial by two to three hours, and improvements in patients’ motor function at six months, which were consistent with improvements achieved from patients in Cohorts 2 and 3 at the same time point in our Phase 1b trial with VY-AADC.

In June 2018, the U.S. Food and Drug Administration, or FDA, granted Regenerative Medicine Advance Therapy, or RMAT, designation for our VY-AADC gene therapy treatment. The designation was based on our Phase 1b clinical data with VY-AADC. Previously, the FDA also granted fast-track designation to VY-AADC.  Additionally, in July 2018, we received feedback from a Type C meeting with the FDA. Based on the written response from the FDA, we are continuing to plan to submit for review a biologics license application, or BLA, for VY-AADC based on the nonclinical and clinical safety and efficacy data from the pivotal program, including data from the randomized, placebo-controlled Phase 2 trial alone, or if needed, from the planned randomized, placebo-controlled Phase 3 trial.

Informed by the results of the Phase 1 clinical trials, we have determined that the posterior approach is the preferred surgical route of administration for the pivotal Phase 2-3 clinical program. For the pivotal Phase 2 trial, we have selected a dose of up to 2.5 x 1012 vector genomes, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

The Phase 2 trial is a randomized, placebo-controlled trial with a planned enrollment of up to 42 patients who have been diagnosed with Parkinson’s disease for at least four years. Patients will be randomized 1:1 to either VY-AADC or placebo surgery. After treatment with either VY-AADC or placebo surgery, patients will be followed in a blinded manner for 12 months, at which point, the trial will unblind, and safety and efficacy measures will be assessed. The primary efficacy endpoint of the trial is the improvement from baseline to 12 months in a patient’s self-reported diary on-time without troublesome dyskinesia in the VY-AADC treatment arm compared to the placebo surgery arm. Multiple secondary endpoints include the assessment of other motor function from patient diaries as well as assessments from the United Parkinson’s Disease Rating Scale (UPDRS) scores, including UPDRS-3 and UPDRS-2 scores. The Phase 2 trial is 80% powered to detect a 2.0 hour improvement in the primary endpoint of diary on-time without troublesome dyskinesia from baseline to twelve months for the treatment arm compared with the placebo arm.  Clinical trial sites for the Phase 2 portion of the pivotal program have been identified with institutional review board submission and site activation underway. We anticipate the trial to take approximately one year to enroll. During the remainder of the year, we plan to provide updates as to the enrollment status of the Phase 2 trial.

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for ALS, Huntington’s disease, Friedreich’s ataxia, tau-related neurodegenerative diseases and the treatment of severe, chronic pain. We plan to file INDs from our ALS and Huntington’s disease programs during 2019. In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. We selected VY-HTT01 as our clinical candidate for the treatment of Huntington’s disease and further optimization of routes of administration is underway to support filing of a potential IND application. Additional preclinical studies are underway including steps to optimize a lead clinical candidate for the treatment of Friedrich’s ataxia. In February 2018, we announced a global, strategic collaboration with AbbVie to develop potential new gene therapies consisting of vectors to deliver monoclonal antibodies to the brain directed against tau for Alzheimer’s disease and other tau-related neurodegenerative diseases. We are conducting proof-of-concept studies on our VY-NAV01 program for the treatment of severe, chronic pain. Additionally, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach. Beyond these approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including gene editing to correct or delete a gene in the cell genome.

Finally, we are also developing our own real-time, intra-operative, magnetic resonance imaging, or MRI, compatible device, the trajectory array guide device,  that can be used with other neuro-navigational systems for the administration of drug to the putamen and other surgical procedures to avoid blood vessels and reduce the risk of potential hemorrhage during surgery and to maximize drug coverage of the putamen. In July 2018, the Center for Devices and Radiological Health of the FDA provided 510(k) clearance for the trajectory array guide device. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1b clinical trial of VY-AADC and Phase 1 posterior trajectory trial.

We have incurred significant operating losses since our inception. Our net losses were $45.5 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $226.2 million, which included a $20.0 million cumulative catch-up adjustment related to the adoption of ASC 606, Revenue from Contracts with Customers, or ASC 606. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, through the ongoing Phase 1b clinical trial and into the pivotal Phase 2-3 clinical program as a treatment for Parkinson’s disease;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•

conduct joint research and development under the AbbVie Collaboration for the research, development, and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease;

•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies;
•	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
•	maintain, expand and protect our intellectual property portfolio;

•	identify, acquire or in-license other product candidates and technologies;
•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2018, we recognized $1.2 million of collaboration revenue from the Sanofi Genzyme Collaboration and $2.3 million of collaboration revenue from the AbbVie Collaboration. For additional information about our revenue recognition policy related to collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaborations  with Sanofi Genzyme and AbbVie, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

•	successful enrollment in and completion of clinical trials;
•	establishing an appropriate safety profile;
•	establishing commercial manufacturing capabilities or making arrangements with third‑party manufacturers;
•	receipt of marketing approvals from applicable regulatory authorities;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	maintaining acceptable safety profiles of the products following approval; and
•	retaining key research and development personnel.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the Phase 1b clinical trial and initiate the pivotal Phase 2-3 clinical trial program of VY‑AADC as a treatment for Parkinson’s disease, and move such product candidates into additional clinical trials. Additionally, we expect research and development costs associated with activities under the AbbVie Collaboration to increase as our efforts on the tau-related diseases program expand. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the pivotal Phase 2-3 program of VY‑AADC, the expanded efforts on the tau-related diseases program in connection with the AbbVie Collaboration, and the initiation of clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, business development activities, and investor relations costs.

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

We enter into collaboration agreements which are within the scope of ASC 606, under which we license rights to certain of our product candidates and perform research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

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

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standard Board, or FASB, issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. We adopted Update No. 2016-01 in the first quarter of 2018, using the modified retrospective method. Unrealized gains and losses previously recorded to other comprehensive income (loss) were reclassified to accumulated deficit and all future fair value changes will be recorded to other income (loss). The adoption of the standard on January 1, 2018 did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and was applied utilizing a full retrospective approach. We adopted the new standard on January 1, 2018. We have included the necessary reconciliation within Note 4 “Cash, cash equivalents, restricted cash, and available for sale marketable securities” of the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We have accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for each of the three-month period and six-month period ended June 30, 2018 for both the Sanofi Genzyme Collaboration and AbbVie Collaboration, collectively.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$2,575	$2,908	$(333)
Loss before income taxes	(25,541)	(25,208)	(333)
Net loss	(25,541)	(25,208)	(333)
Net loss per share, basic and diluted	(0.80)	(0.79)	(0.01)

	Six months ended June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$3,517	$4,213	$(696)
Loss before income taxes	(45,648)	(44,952)	(696)
Net loss	(45,468)	(44,772)	(696)
Net loss per share, basic and diluted	(1.43)	(1.40)	(0.03)

Condensed Consolidated Balance Sheets

	As of June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$19,840	$17,819	$2,021
Deferred revenue, non-current	97,308	78,703	18,605
Accumulated deficit	(226,231)	(205,605)	(20,626)

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(45,468)	$(44,772)	$(696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	65,482	64,786	696

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$2,575	$1,177	$1,398
Operating expenses:
Research and development	16,507	15,300	1,207
General and administrative	11,762	4,516	7,246
Total operating expenses	28,269	19,816	8,453
Other income (expense), net:
Interest income	870	255	615
Other expense	(717)	(297)	(420)
Total other income (expense), net	153	(42)	195
Loss before income taxes	(25,541)	(18,681)	(6,860)
Income tax provision	—	(195)	195
Net loss	$(25,541)	$(18,876)	$(6,665)

Collaboration Revenue

Collaboration revenue was $2.6 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively.  During the three months ended June 30, 2018, collaboration revenue included amounts related to the Sanofi Genzyme Collaboration, in addition to research services related to the AbbVie Collaboration. The increase in revenue is a result of $1.9 million related to the AbbVie Collaboration which we entered into in February 2018, offset by a reduction of $0.5 million related to the adoption of ASC 606, effective January 1, 2018. The most significant changes to revenue recognition was the adoption of a proportional performance basis for estimating progress to completion of research and development services under each program of the Sanofi Genzyme Collaboration.

During the three months ended June 30, 2017, collaboration revenue was comprised of amounts recognized for research and development services for various programs under the Sanofi Genzyme Collaboration.

Research and Development Expense

Research and development expense increased by $1.2 million from $15.3 million for the three months ended June 30, 2017, to $16.5 million for the three months ended June 30, 2018. The following table summarizes our research and development expenses for the three months ended June 30, 2018 and 2017, together with the change in those items in dollars:

	Three Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
External research and development expenses	$7,768	$8,299	$(531)
Employee and contractor related expenses	6,318	4,800	1,518
Facility and other expenses	2,207	1,886	321
License fees	214	315	(101)
Total research and development expenses	$16,507	$15,300	$1,207

The increase in research and development expense for the three months ended June 30, 2018 was primarily attributable to the following:

•	approximately $1.5 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount;
•	approximately $0.3 million increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street;
•	offset by approximately $0.5 million for decreased external research and development costs due to manufacturing and the timing of major studies; and
•	approximately $0.1 million for decreased intellectual property and license fees.

General and Administrative Expense

General and administrative expense increased by $7.2 million from $4.5 million for the three months ended June 30, 2017 to $11.7 million for the three months ended June 30, 2018. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $6.3 million for increased employee compensation cost due to increases in headcount and stock-based compensation, which included the one-time recognition of $5.4 million of stock-based compensation related to Dr. Paul’s retirement agreement;

•	approximately $0.9 million for increased legal and intellectual property expenses; and
•	approximately $0.1 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, net

Interest income of approximately $0.9 million was recognized during the three months ended June 30, 2018 related to our marketable securities balances. The balance was offset by a $0.7 million loss related to our investment in common stock and warrants to purchase shares of common stock of MRI Interventions, Inc., or MRIC.

Interest income of approximately $0.3 million was recognized during the three months ended June 30, 2017 related to from our marketable securities balances. The balance was offset by a $0.3 million net loss related to mark-to-market losses recognized on the fair value of warrants to purchase equity securities.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,517	$2,642	$875
Operating expenses:
Research and development	31,360	29,372	1,988
General and administrative	18,945	9,430	9,515
Total operating expenses	50,305	38,802	11,503
Other income, net:
Interest income	1,458	508	950
Other (expense) income	(318)	98	(416)
Total other income, net	1,140	606	534
Loss before income taxes	(45,648)	(35,554)	(10,094)
Income tax benefit	180	31	149
Net loss	$(45,468)	$(35,523)	$(9,945)

Collaboration Revenue

Collaboration revenue was $3.5 million and $2.6 million for the six months ended June 30, 2018 and 2017,  respectively. During the six months ended June 30, 2018, collaboration revenue included amounts related to the Sanofi Genzyme Collaboration in addition to research services related to the AbbVie Collaboration. The increase in revenue is a result of $2.3 million related to the AbbVie Collaboration which we entered into in February 2018, offset by a reduction of $1.4 million of amounts related to the Sanofi Genzyme Collaboration. In 2017, we fully recognized all amounts related to the Parkinson’s program. Additionally, we adopted ASC 606, effective January 1, 2018. The most significant change to revenue recognition is the adoption of a proportional performance basis for estimating progress to completion of research and development services under each program of the Sanofi Genzyme Collaboration.

During the six months ended June 30, 2017, collaboration revenue was comprised of amounts recognized for research and development services for various programs under the Sanofi Genzyme Collaboration.

Research and Development Expense

Research and development expense increased by $2.0 million from $29.4 million for the six months ended June 30, 2017, to $31.4 million for the six months ended June 30, 2018. The following table summarizes our research and development expenses, for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
External research and development expenses	$14,790	$15,342	$(552)
Employee and contractor related expenses	12,110	10,048	2,062
Facility and other expenses	4,088	3,651	437
License fees	372	331	41
Total research and development expenses	$31,360	$29,372	$1,988

The increase in research and development expense for the six months ended June 30, 2018 was primarily attributable to the following:

•	approximately $2.1 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount;
•	approximately $0.4 million increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street;
•	offset by approximately $0.6 million for decreased external research and development costs due to manufacturing and the timing of major studies.

General and Administrative Expense

General and administrative expense increased by $9.5 million from $9.4 million for the six months ended June 30, 2017 to $18.9 million for the six months ended June 30, 2018. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $7.5 million for increased employee compensation cost due to increases in headcount and stock-based compensation, which included the one-time recognition of $5.4 million of stock-based compensation related to Dr. Paul’s retirement agreement;

•	approximately $1.7 million for increased legal and intellectual property expenses; and
•	approximately $0.3 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, net

Interest income of approximately $1.5 million was recognized during the six months ended June 30, 2018 related to our marketable securities balances. The balance was offset by a $0.3 million loss related to our investment in common stock and warrants to purchase shares of common stock of MRI Interventions, Inc., or MRIC.

Other income of approximately $0.1 million was recognized during the six months ended June 30, 2017 related to grants received. There was approximately $0.5 million of interest income due to our marketable securities balances during the six months ended June 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and the Sanofi Genzyme Collaboration which commenced in February 2015 and the AbbVie Collaboration which commenced in February 2018.

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

As of June 30, 2018, we had cash, cash equivalents, and marketable debt securities of $197.0 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,108	$(30,629)
Investing activities	(970)	59,188
Financing activities	2,946	1,100
Net increase in cash, cash equivalents, and restricted cash	$28,084	$29,659

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $26.1 million during the six months ended June 30, 2018 compared to $30.6 million of cash used in operating activities during the six months ended June 30, 2017.  The increase in cash provided by operating activities is primarily due to the receipt of $69.0 million related to the AbbVie Collaboration, offset by increases in operating expenses due to increased research and development activities, as well as higher general and administrative expenses as a result of a higher headcount, legal fees, and stock-based compensation year over year.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $1.0 million during the six months ended June 30, 2018 compared to $59.2 million of cash provided by investing activities during the six months ended June 30, 2017. The increase in cash used in investing activities for the six months ended June 30, 2018 was primarily due to purchases of $205.0 million of marketable securities and $3.0 million for purchases of property and equipment, offset by $207.0 million of proceeds from maturities of marketable securities. The cash provided by investing activities for the six months ended June 30, 2017 was primarily due to proceeds from maturities of marketable securities of $62.6 million, offset by $3.6 million for purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.9 million and $1.1 million during the six months ended June 30, 2018 and 2017, respectively, primarily from proceeds of exercises of stock options.

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

Based upon our current operating plan, we expect our existing cash, cash equivalents, and marketable debt securities will enable us to fund our operating expenses and capital expenditure requirements into early 2020. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
•	the scope, progress, results, costs, prioritization, and number of our research and development programs;
•

the progress and status of the Sanofi Genzyme collaboration and the AbbVie Collaboration, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;

•

the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;

•	the extent to which we acquire or in‑license other product candidates and technologies or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc.;
•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our ongoing development of our trajectory array guide device;
•	the costs of securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2018:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$42,954	$2,110	$9,056	$9,864	$21,924

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2026.

In February 2018, we executed a second amendment for additional space located at 75 Sidney Street in Cambridge, Massachusetts, concurrent to the existing leases with terms going through December 2024. In June 2018, we executed a third amendment for additional space located at 75 Sidney Street, including an extension to the term through

November 2026. Additionally, we executed an amendment to the lease at 64 Sidney Street to extend the term through November 2026.

We enter into agreements in the normal course of business with clinical research organizations, contract manufacturing organizations, and institutions to license intellectual property. We have not included these future payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 to 90 days prior written notice.

In February 2015, we entered into an agreement in connection with the Sanofi Genzyme Collaboration, or the Sanofi Genzyme Collaboration Agreement, pursuant to which we granted Sanofi Genzyme an exclusive option to license, develop, and commercialize (i) ex-U.S. rights to several programs including our programs for Parkinson’s disease and Friedreich’s Ataxia, (ii) ex-U.S. rights and U.S. co-commercialization rights to our program for Huntington’s disease, and (iii) worldwide rights to our program for Spinal Muscular Atrophy.  Sanofi Genzyme’s option for each program is triggered following the completion of the first proof of principle human clinical study on a program-by-program basis.

Subject to specified exceptions, we are solely responsible for all costs incurred in connection with the development of each of the covered programs prior to Sanofi Genzyme’s exercise of its option for such program.  Upon Sanofi Genzyme’s exercise of its option to license most of the programs pursuant to our collaboration, we will have sole responsibility for the development and commercialization of such product in the United States, and Sanofi Genzyme shall have sole responsibility for development and commercialization of such product in the rest of the world. In the case of our Huntington’s disease program, if Sanofi Genzyme exercises its co-commercialization rights, it will also be responsible for commercialization activities related to the Huntington’s disease product in the United States.  In the case of our Spinal Muscular Atrophy product, if Sanofi Genzyme exercises its option, it will be responsible for all development costs occurring following the option exercise date and all worldwide commercialization activities.

In February 2018, we entered into an agreement in connection with the AbbVie Collaboration, or the AbbVie Collaboration Agreement, pursuant to which we granted AbbVie an exclusive option to license, develop, and commercialize AAV and other virus-based gene therapy products for the treatment of neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease.  The collaboration is comprised of a research period, a development period, and an exclusive license option.  During the research period, we are obligated to use diligent efforts to conduct antibody engineering and other research activities to create research compounds and to develop product candidates. We will be solely responsible for the costs and expenses during the research period. During a specified portion of the research period, AbbVie may exercise one or more of its exclusive development options to select up to a total of three research compounds and their corresponding product candidates to proceed to the development period.

During the development period, we are obligated to use diligent efforts to conduct development activities, including IND-enabling and Phase 1 clinical trial activities, for such selected research compounds and their corresponding product candidates. We will be solely responsible for the costs and expenses during the development period. During a specified portion of the development period, AbbVie may exercise its exclusive license option to further develop and commercialize all of the research compounds and corresponding product candidates. Upon the exercise of its license option, AbbVie would be solely responsible for all development and commercialization activities relating to the licensed compounds and corresponding licensed products, subject to certain exceptions.  We also may elect to share in AbbVie’s development costs relating to a licensed product on an indication-by-indication basis in exchange for a specified increase in royalties.

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

ITEM 4.       CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our losses were $45.5 million and $35.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $226.2 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and our collaboration with Sanofi Genzyme, which we refer to as the Sanofi Genzyme Collaboration, and our collaboration with AbbVie Biotechnology Ltd., or AbbVie, which we refer to as the AbbVie Collaboration.  On November 16, 2015 we closed our initial public offering whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing the Sanofi Genzyme Collaboration and the AbbVie Collaboration. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, through the ongoing Phase 1b clinical trial and into a pivotal Phase 2-3 clinical program as a treatment for Parkinson’s disease;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•

conduct joint research and development under the AbbVie Collaboration for the research, development, and commercialization of adeno-associated virus, or AAV, and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease;

•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies;
•	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
•	maintain, expand and protect our intellectual property portfolio;
•	identify, acquire or in-license other product candidates and technologies;
•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY‑AADC is being evaluated in a Phase 1b clinical trial and is advancing into a pivotal Phase 2-3 clinical trial in 2018, and we do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

•	obtaining an adequate level of market acceptance of our product candidates as a viable treatment option;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	obtaining, maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know‑how;
•	avoiding and defending against third‑party claims of interference or infringement; and
•	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2018, our cash, cash equivalents, and marketable debt securities were $197.0 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, will enable us to fund our operating expenses and capital expenditure requirements into early 2020.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
•	the scope, progress, results, costs, prioritization, and number of our research and development programs;
•

the progress and status of the Sanofi Genzyme Collaboration and the AbbVie Collaboration, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;

•

the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc., or MRIC;
•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our ongoing development of the trajectory array guide device;
•	the costs of securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Such collaborations, alliances, or licensing arrangements could therefore cause the market price of common stock to decline.

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. Our operations to date have been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing and conducting preclinical studies and clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. Currently, only one of our product candidates, VY-

AADC, is in clinical development, and the remainder of our product candidates are in preclinical development. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

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

It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. The few regulatory approvals to date may not be indicative of what the FDA, European Commission, or other regulatory authorities may require for approval or whether different or additional preclinical studies or clinical trials may be required to support regulatory approval in a particular jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at the University of California San Francisco, or UCSF, and University of Pittsburgh Medical Center, or UPMC, and two other sites and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocol for the trial is further amended. For any new clinical trial protocols, including those of our randomized, placebo-controlled Phase 2 trial and our planned randomized, placebo-controlled Phase 3 trial, the same processes and issues apply.

Adverse developments in clinical trials of gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA and local health authorities of individual countries within the European Union may issue new guidelines concerning the clinical development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy. In addition, gene therapy products are considered genetically-modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the EU. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. Similar issues could be faced in other regions of the world including the Asia-Pacific region.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post‑approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. For example, we recently sought guidance from the FDA through a Type C meeting regarding, among other matters, the regulatory pathway for VY-AADC. In advance of the proposed meeting, we received preliminary written responses to questions we had previously submitted; we believe such responses were complete and, as a result, decided that a meeting was unnecessary. If we fail to consult or solicit guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

The ongoing Phase 1b clinical trial of VY-AADC incorporates several design features in an attempt to increase the area of the putamen, particularly the posterior putamen, which receives VY-AADC treatment. We are employing larger infusion volumes and higher doses of VY-AADC, and we are using the ClearPoint® System to provide real-time, intra-operative, magnetic resonance imaging, or MRI, assistance to the physician surgically administering VY-AADC to the patient.

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

Due to the nature of the techniques being used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of clinical benefit. For example, physicians may use cannulas, which are small tubes, of differing lengths in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach we intend to use in the Phase 2-3 clinical program, and it may not generate outcomes that are clinically superior to those of the transfrontal approach.

Informed by the results of the Phase 1 clinical trials, we have determined that the posterior approach is the preferred surgical route of administration for the pivotal Phase 2-3 clinical program. For the pivotal Phase 2 trial, we have selected a dose of up to 2.5 x 1012 vector genomes, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. We have not previously evaluated this dose in a clinical trial. The dose concentration and volume we have selected for the pivotal program may not achieve the desired safety and efficacy in the Phase 2 and planned Phase 3 randomized, controlled clinical trials.

The Phase 2 trial is a randomized, placebo-controlled trial with a planned enrollment of up to 42 patients who have been diagnosed with Parkinson’s disease for at least four years. Patients will be randomized 1:1 to either VY-AADC or placebo surgery. After treatment with either VY-AADC or placebo surgery, patients will be followed in a blinded manner for 12 months, at which point, the trial will unblind, and safety and efficacy measures will be assessed. The primary efficacy endpoint of the trial is the improvement from baseline to 12 months in a patient’s self-reported diary on-time without troublesome dyskinesia in the VY-AADC treatment arm compared to the placebo surgery arm. Multiple secondary endpoints include the assessment of other motor function from patient diaries as well as assessments from the United Parkinson’s Disease Rating Scale (UPDRS) scores, including UPDRS-3 and UPDRS-2 scores. The Phase 2 trial is 80% powered to detect a 2.0 hour improvement in the primary endpoint of diary on-time without troublesome dyskinesia from baseline to twelve months for the treatment arm compared with the placebo arm.

We are using a different manufacturing process for our AAV gene therapy vector in later stage Parkinson’s clinical trials. We have begun to manufacture VY-AADC using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in our Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of our pivotal Phase 2-3 clinical program in Parkinson’s disease may differ from the results of our Phase 1b or our Phase 1 posterior clinical trials based on VY-AADC manufactured using our baculovirus/Sf9 system.

We intend to conduct, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct, one or more of our clinical trials or include sites in current or future clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our product candidates globally.

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials or trial sites are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates.

Other risks inherent in conducting international clinical trials or using international trial sites include:

•	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
•	administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
•	failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
•	foreign exchange fluctuations;
•	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
•	political and economic risks relevant to foreign countries.

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

We have very limited experience with clinical trials. The ongoing Phase 1b clinical trial of VY‑AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at four locations including UCSF and UPMC. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate our pivotal Phase 2-3 clinical trial for our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback, and incorporated it as appropriate in our plans, the clinical trials as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA, filing or approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

•	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological diseases;
•	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC;
•	formulation changes to our product candidates may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
•	size of the patient population and process for identifying patients;
•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	patients with preexisting antibodies to the vector gene therapy vector that preclude their participation in the trial;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective patients;
•	lack of adequate compensation of patients;
•	ability to obtain and maintain patient consent;
•	risk that enrolled patients will drop out before completion of the trial;
•

our ability to locate appropriately trained physicians to conduct such clinical trials, which may be particularly difficult for the VY‑AADC clinical trial, in which we are currently using the ClearPoint System, which is only available at a small number of academic medical centers in the United States;

•

our ability to develop and obtain regulatory approval of the trajectory array guide device, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;

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

•	failure by us, any CROs we engage, or any other third parties to adhere to clinical trial requirements or regulatory requirements;
•	failure by us, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in the European Union;

•	failure by physicians to adhere to delivery protocols leading to variable results;
•

delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•

insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in our pivotal Phase 2-3 clinical trial in Parkinson’s disease associated with the development of the trajectory array guide device;

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

In past clinical trials that were conducted by others with non‑AAV gene therapy vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar adverse effect, or other adverse effects, we may be required to halt or delay further clinical development of our product candidates or withdraw the product from the market post-approval. For example, in a recently published review of patients with hepatocellular carcinomas, it was shown that a small subset contained an integrated genome sequence of wild-type AAV2 and it was suggested that AAV2 may be associated with insertional oncogenesis.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY‑AADC and VY‑HTT01 will be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY‑AADC. In the ongoing Phase 1b clinical trial of VY-AADC, we are using the ClearPoint System, which has only been used in limited gene therapy neurosurgeries to date to provide accurate placement of the cannula in the putamen, to allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the ongoing Phase 1b trial at UCSF experienced two serious adverse events, or SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY‑AADC. In future trials, we may use the trajectory array guide device, a proprietary real-time, intra-operative, MRI-compatible device that we are currently developing. If other side effects were to occur in connection with the surgical procedure, or problems were encountered with the use of our trajectory array guide device, our clinical trials could be suspended or terminated.

If in the future we are unable to demonstrate that such side effects were caused by the administration process or related procedures or are unable to modify the trial protocol adequately to address such side effects, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. For products that “knock down” or reduce the amount of a gene or its encoded protein, their effects on other parts of the body, or “off target” effects, could result in unforeseen toxicity. Even if we are able to demonstrate that any future SAEs are not product‑related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks. Such REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners or the limitation of the use of the product to specifically trained neurosurgeons and/or certain centers. Furthermore, adverse events which were initially considered unrelated to the study treatment of the clinical trial may later be found to be caused by the study treatment. If we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug or biological product if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biological product will be recovered from sales in the United States. We have received feedback from the FDA that VY-AADC for the treatment of Parkinson’s disease does not qualify for orphan disease designation because the potential for its use in earlier stages of Parkinson’s disease exceeds the 200,000 patient population criteria in the United States. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. We have received feedback from the Committee for Orphan Medicinal Products that orphan designation likely would not be granted for VY-AADC in Parkinson’s disease since the Committee does not grant such status for products targeting more severe stages of a disease.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we may be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by nine months if the BLA sponsor submits pediatric data that adequately respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

We may seek a regenerative medicine advanced therapy, or RMAT, designation for some of our product candidates. Under the 21st Century CURES Act, or the CURES Act, to be eligible to receive RMAT designation from the FDA, a product candidate must be (i) considered a “regenerative medicine therapy” as defined in the Cures Act; (ii) intended to treat, modify, reverse, or cure one or more serious or life-threatening diseases or conditions; and (iii) indicated, in preliminary clinical evidence, to have the potential to address unmet medical needs for such diseases or conditions.  Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition in the Cures Act of a regenerative medicine therapy.

The RMAT program is intended to facilitate efficient development and expedite review of such therapies. A new drug application or a BLA for a product candidate that has received an RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has received an RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

In June 2018, the FDA granted RMAT designation for our VY-AADC gene therapy treatment for Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The designation was based on data from our Phase 1b clinical trial.

RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our other product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that product candidate that received RMAT designation no longer meets the conditions for designation.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any cuture or future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our products, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the submission fee to obtain U.S. marketing approval is more than $2.0 million, and may be higher in the future. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Accordingly, if we or any future collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storing, advertising, promoting, sampling, record‑keeping and submitting safety and other post‑market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow‑up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Actus Therapeutics, Inc., Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in July 2018), or Agilis, Applied Genetic Technologies Corporation, Alector, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis in April, 2018), Axovant Sciences, Ltd., GenSight Biologics SA, LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., NightstaRx Ltd, Prevail Therapeutics, Inc., REGENXBio Inc., Solid Biosciences, Inc., uniQure NV, Pfizer, Inc., or Pfizer, and Spark, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including deep brain stimulation, or DBS, a device-based treatment for Parkinson’s disease marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies; DUOPA/Duodopa marketed by AbbVie Inc.; and other novel, non-oral forms of levodopa in development, including NeuroDerm’s ND0612 (acquired by Mitsubishi Tanabe Pharma in 2017), Acorda Therapeutics’ inhaled levodopa, CVT-301, and Sunovion Pharmaceuticals’ sublingual apomorphine, APL-130277 (acquired from Cynapsus Therapeutics). Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Axovant Sciences, Ltd. purchased the rights to Oxford Biomedica plc’s product and is planning for a Phase 1/2 trial in 2018 for a second generation LentiVector gene therapy.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•VY-SOD101 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen Inc., or Biogen, and a gene therapy being developed by AveXis;

•VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV-FXN being developed by Adverum Biotechnologies, AAV-FXN being developed by Pfizer, and frataxin targeted gene therapy being developed by Agilis, and BMN 290 being developed by BioMarin Pharmaceutical Inc.;

•VY-HTT01 for Huntington’s disease will potentially compete with IONIS-HTTRx being developed by Ionis in collaboration with F. Hoffmann-La Roche Ltd., or Roche, WVE-120101 and WVE-120102 being developed by WAVE Life Sciences in collaboration with Takeda Pharmaceuticals, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Shire plc (acquired by Takeda in May, 2018), and gene therapies being developed by uniQure and Spark;

•Our tau-related diseases program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Genentech Inc. (wholly owned subsidiary of Roch Holding AG) in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie Inc., Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and

•VY-NAV01 for severe, chronic pain will potentially compete with Nav1.7 inhibitors being developed by Teva Pharmaceuticals, Biogen, Genentech Inc. (wholly owned subsidiary of Roch Holding AG) in collaboration with Xenon Pharmaceuticals, Inc., Amgen, Inc., and Astellas Pharma Inc, and Nav1.8 inhibitors being developed by Vertex.

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with the trajectory array guide device. Investigators in the Phase 1b clinical trial of VY-AADC and the separate Phase 1 posterior trajectory trial have used the ClearPoint System from MRIC.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative agreements with large and established companies. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than us or may obtain orphan drug or other marketing exclusivity, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed or acquired by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and registering patients for clinical trials.

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

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to our Parkinson’s disease, Friedreich’s ataxia and Huntington’s disease programs and a future program, or the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s disease program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme exercises an option for a Split Territory Program, except for our Parkinson’s disease program, it is required to make an option exercise payment to us. Furthermore, at the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, including tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option, or the Optioned Programs. Our research and development activities in connection with the collaboration might not be successful. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. If Sanofi Genzyme were to elect not to exercise an option, we would have incurred significant development expenses but not receive the option exercise payment or be eligible to receive future milestone or royalty payments related to such program. For example, in October 2017, Sanofi Genzyme notified us that it had decided not to exercise its option for the ex-U.S. rights to VY-AADC and terminated the portion of its collaboration with us concerning Parkinson’s disease. As a result of Sanofi Genzyme’s decision, the Company is no longer entitled to receive up to $105.0 million of milestone payments related to the Parkinson’s program.

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

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, which we refer to as the AbbVie Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the AbbVie Collaboration Agreement, we received an upfront payment of $69.0 million and may receive option exercise payments, future development and regulatory milestone payments and royalties.

Under the AbbVie Collaboration Agreement, we are obligated to use diligent efforts to conduct research and development activities, including IND-enabling and Phase 1 clinical trial activities, for which we are solely financially responsible. As described above, our research and development activities in connection with a collaboration might not be successful. The AbbVie Collaboration Agreement shall automatically terminate if AbbVie decides not to exercise one or more of its options prior to the expiration of the specified periods of the collaboration. If AbbVie did not exercise one or more of its options, we would have incurred significant research and development expenses but would not receive any future option exercise, milestone payments, or royalty payments under the collaboration.

Such research and development activities shall be pursuant to plans agreed to by the parties and overseen by a joint governance committee, or JGC. Initially, we will have final decision-making authority within the JGC, subject to specified limitations. If AbbVie exercises its license option, however, AbbVie will assume final decision-making authority within the JGC. If AbbVie exercises its license option, it will also be solely responsible for all development and commercialization activities relating to compounds and products licensed pursuant to the agreement, and, at AbbVie’s request, we could be required to effect a full transfer of the manufacturing process for such compound and products. Even if AbbVie does not exercise any of its options under the AbbVie Collaboration Agreement, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by us and AbbVie arising from the collaboration.

AbbVie might not be effective in administering the JGC, obtaining approvals for the product candidates arising from our collaboration, or commercializing or manufacturing the resulting products. Further, AbbVie’s objectives in connection with the collaboration may not be consistent with our best interests. AbbVie could use its leadership of the JGC or intellectual property it has licensed under the AbbVie Collaboration Agreement in a manner adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

We have only used the ClearPoint System to deliver our product. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System, may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

The surgical approach that we are using for VY-AADC is similar, in some respects, to the stereotactic approach used for DBS. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC to the putamen using real-time, intra-operative, MRI to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial of VY-AADC and the separate Phase 1 posterior trajectory trial used the real-time, intra-operative, MRI system called the ClearPoint System from MRIC. However, not all neuro-surgical units within the United States utilize this system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We intend to use the ClearPoint System at certain sites in our Phase 2-3 clinical trial and may choose to use it in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC, as there currently is no other manufacturer of the ClearPoint System. To date, we are not aware of any other commercially available medical device that has been deemed substantially equivalent to the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neuro-surgical units.

Management of MRIC, the manufacturer of the ClearPoint System, has expressed substantial doubt as to the ability of MRIC to continue as a going concern on several occasions. As of March 31, 2018, MRIC reported cash and cash equivalents of $7.5 million and secured debt (senior and junior) totaling approximately $5.1 million on its balance sheet. MRIC also reported a net loss of $1.6 million for the three months ended March 31, 2018.

We are developing a trajectory array guide device as our own real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop the trajectory array guide device may inform AAV gene therapy delivery for our Huntington’s disease program and other projects. In July 2018, we received 510(k) regulatory clearance of the trajectory array guide device from the Center for Devices and Radiological Health of the FDA. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and Federal laws and regulations for medical devices.

We are currently exploring collaborations for the trajectory array guide device and expect to rely on third parties in the development and manufacture of the device. In May 2018, for example, we entered into a master services and supply agreement with MRIC which provides for MRIC to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on the trajectory array guide device. Collaborations, including our collaboration with MRIC, are subject to risks similar to those described elsewhere in this “Risk Factors” section, and the corporate objectives of such current and potential future collaborators may not be consistent with our best interests. If we are unable to enter additional collaborations or any collaborations are not successful, use of the trajectory array guide device in our clinical trials could be adversely affected, and our clinical trials, including our pivotal Phase 2-3 clinical trial, could be delayed.

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

Collaboration agreements may not lead to the development or commercialization of product candidates in the most efficient manner, or at all. If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

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

We expect to rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other clinical development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. Our reliance on these third-parties does not relieve us of our regulatory responsibilities. For example, our Phase 1b clinical trial of VY-AADC and our separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted by four locations, including UCSF and UPMC. We expect to conduct the Phase 2 portion of our pivotal Phase 2-3 clinical program, at approximately twenty-four clinical trial sites (including neurosurgical and neurology patient referral sites). If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials.

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

Risks Related to Manufacturing

Gene therapies and their companion diagnostics are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s current good manufacturing practices, or cGMPs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale.

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

To date, our third-party manufacturers have met our manufacturing requirements for our program materials. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply for our program materials that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

To date, our third-party manufacturers have met our quality standards for our program materials. The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical study. If we or our manufacturers were to fail to comply with the FDA, EMA, or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

Biological products are inherently difficult to manufacture. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Our production process requires a number of highly specific raw materials, cells, and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cells, and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.

Companion diagnostic devices may be required to diagnose a genetic disease or to determine patient antibody levels to certain components in a product, and could also require a sophisticated, technically complex manufacturing processes. If we or our contract manufacturing organizations fail to manufacture such diagnostics or comply with relevant regulatory requirements or approvals, we might seek to transition such manufacturing processes to another contract manufacturing organization. We might not be able to transition such processes in a timely manner or at all, and our commercialization and development efforts could be delayed.

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

The regulatory authorities may, at any time, following approval of a product for sale, audit the manufacturing facilities for such product, or institute biennial inspections. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time‑consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third‑party manufacturers or us could harm our business, financial condition, results of operations and prospects.

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

Any contamination in the manufacturing process for our products, shortages of raw materials, cells or reagents, or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

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

We are highly dependent on the management, technical, and scientific expertise of principal members of our management, scientific, and clinical teams including our former President and Chief Executive Officer, Steven M. Paul, M.D., who now serves as a senior advisor, director, and member of our Science and Technology Committee, and G.

Andre Turenne, who joined us as President and Chief Executive Officer in July 2018. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel is also critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to, collectively, as the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

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

The current administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR,  payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

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

In December 2016, the CURES Act was signed into law. The CURES Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual for, or the purchase, recommendation, leasing or furnishing of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Further, the ACA amended the intent requirement of the federal Anti‑Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. The ACA provided and recent government cases against pharmaceutical and medical device manufacturers support the view that federal Anti‑Kickback Statute violations and certain marketing practices, including off‑label promotion, may implicate the civil False Claims Act;

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

•

federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the ACA, that requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to Center for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, by the 90th day of each subsequent calendar year, and disclosure of such information is made by CMS on a publicly available website; and

•

state and/or foreign law equivalents of each of the above federal laws, such as state anti‑kickback and false claims laws that may apply to arrangements and claims involving health care items or services reimbursed by non‑governmental third-party payors; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

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

If we, our collaborators, or any third-party manufacturers engaged by us or our collaborators fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

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

No uniform policy requirement for coverage and reimbursement for biopharmaceutical products exists among third‑party payors. Therefore, coverage and reimbursement for such products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement for a product from third‑party payors is a time‑consuming and costly process that could require us to provide to each different payor supporting scientific, clinical and cost‑effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment including our research, development, manufacture, sales, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Assuming we obtain coverage for a given product by a third‑party payor, the resulting reimbursement payment rates may not be adequate or may require co‑payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.

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

Gene therapy remains a novel technology, with three gene therapy products approved to date in the United States and only two gene therapy products approved to date in the European Union, of which one is no longer available commercially. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well‑publicized adverse events, including cases of leukemia and death seen in other trials using non-AAV gene therapy vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the European Union, a variety of risks associated with international operations could harm our business.

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced or loss of protection under our intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In many foreign countries,  it is common for others to engage in business practices that are prohibited by U.S. laws and regulations applicable to us, including the FCPA. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

In some circumstances, particularly in-licenses with academic institutions, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In certain circumstances, we have or may license technology from third parties on a non-exclusive basis. In such instances, other licensees may have the right to enforce our licensed patents in their respective fields, without our oversight or control. Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we own or may own in the future.

Further, in many of our license agreements we are responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation‑related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship or ownership of inventions and know‑how resulting from the creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

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

If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not of sufficient breadth, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Our success depends, in large part, on our and our licensors’ ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and manufacturing technology. We and our licensors have sought, and we intend to seek in the future, to protect our proprietary position by filing patent applications in the United States and abroad related to many of our technologies and product candidates that are important to our business.

The patent prosecution process is expensive, time‑consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Therefore, we cannot be certain that we, or a licensor, were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, respectively, or which entity was the first to file for patent protection until such patent application publishes or issues as a patent. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability may be challenged in the courts and patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, resulting in termination of our access to such intellectual property, or increase our financial or other obligations to our licensors.

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, result in loss of access, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to patent agencies. The USPTO and various non‑U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non‑compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. Our intellectual property rights may vary from country to country and foreign protections could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2014 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non‑enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re‑examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates. Such a loss of patent protection could harm our business.

In addition to the protection afforded by patents, we rely on trade secret protection, nondisclosure, and confidentiality agreements to protect proprietary know‑how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know‑how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. Some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, collaborators, contractors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including ex parte re-examination, post grant review and inter partes review before the USPTO or foreign patent offices. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of the claim. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third‑party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third‑party patents. In order to successfully challenge the validity of any such asserted third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similar challenges exist in other jurisdictions. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Competitors may infringe our intellectual property rights or the intellectual property rights of our licensing partners, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first‑to‑invent” system to a “first‑inventor‑to‑file” system, allow third‑party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first‑inventor‑to‑file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has promulgated regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first‑inventor‑to‑file provisions, only became effective on March 16, 2013. The Leahy‑Smith Act could result in an increased investment in filing applications earlier, increase the uncertainties and costs surrounding the prosecution of our patent applications, and increase the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

As an example, the Leahy-Smith Act provides a new administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impacts the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them. Moreover, if such challenges occur, we may not have the right to control the defense. In certain situations, we may be required to rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

We also may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents, which may cover non-gene therapy compounds, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch‑Waxman Act. The Hatch‑Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended per FDA-approved product, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control decisions the licensor or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another licensee in addition to our own product candidate,  we may not be able to obtain that extension if the other licensee seeks and obtains that extension first. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded during any such extension could be less than we request. If we are unable to obtain patent term extension or the scope of term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be materially reduced.

If our trademarks and trade name are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We own service mark registrations in the USPTO for the marks “VOYAGER THERAPEUTICS” and “VOYAGER THERAPEUTICS Logo” and pending trademark applications in the USPTO relating to our trajectory array guide device for the marks “V-TAG” and the “V-TAG Logo” as well as a pending trademark application in the European Community for “V-TAG”. Our trademarks or our trade name may be challenged, infringed, circumvented or declared generic or found to infringe prior third-party marks. We may not be able to protect our rights in our trademarks or in our trade name, which we need in order to build name recognition among potential partners or customers in our markets of interest. It is possible that competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of prior registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade name. Over the long term, if we are unable to establish name recognition based on our trademarks and trade name, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce and protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, investment funds affiliated with Fidelity Management Research Company, or Fidelity, and investment funds affiliated with BB Biotech AG represent beneficial ownership, in the aggregate, of approximately 45% of our outstanding common stock as of June 30, 2018. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriter of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in an at-the-market offering under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of June 30, 2018, approximately $75.0 million in shares of common stock remain eligible for sale under the sales agreement.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From April 1, 2018 through June 30, 2018, the sales price of our common stock ranged from a high of $24.24 to a low of $16.40 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

ITEM 5.OTHER INFORMATION

Effective August 2, 2018, we entered into a consulting agreement, or the Paul Agreement, with Steven M. Paul, M.D., our former President and Chief Executive Officer, pursuant to which Dr. Paul has agreed to provide consulting and advisory services to us, including but not limited to scientific guidance in connection with the certain of the Company’s collaborations, research and development programs, and business development efforts, generally one day per week for a twelve-month period commencing on August 2, 2018. We refer to such service period, as the same may be extended or shortened by the parties as further described below, as the Term.

Under the Paul Agreement, Dr. Paul will receive compensation including $16,700 in consulting fees per month, not to exceed $200,500 during the Term without our express written consent. We will also reimburse Dr. Paul for pre-approved expenses incurred in connection with Dr. Paul’s provision of services under the Paul Agreement. The Paul Agreement also provides for, among other things, confidentiality obligations and assignment covenants applicable to Dr. Paul, which continue beyond the Term.

The Paul Agreement may be terminated prior to its expiration (i) by us immediately at any time upon written notice to Dr. Paul if Dr. Paul materially breaches the Paul Agreement, the Retirement Agreement, dated June 28, 2018, by and between us and Dr. Paul, which we refer to as the Retirement Agreement, or the Restrictive Covenants Agreement referenced within the Retirement Agreement; (ii) by Dr. Paul at any time immediately upon written notice if we materially breach the Paul Consulting Agreement or the Retirement Agreement; (iii) by either party at any time, for any reason or no reason, with not less than forty-five (45) days prior written notice to the other party; (iv) at any time upon the mutual written consent of both parties; or (v) automatically upon the death, physical incapacitation or mental incompetence of Dr. Paul.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
10.1	Third Amendment to Lease Agreement, by and between Voyager Therapeutics, Inc. and UP 45/75 Sidney Street, LLC, dated June 1, 2018.	8-K	10.1	6/5/2018	001-37625

10.2	First Amendment to Lease Agreement, by and between Voyager Therapeutics, Inc. and UP 64 Sidney Street, LLC, dated June 1, 2018.	8-K	10.2	6/5/2018	001-37625

10.3	Retirement Agreement, by and between Voyager Therapeutics, Inc. and Steven M. Paul, dated June 28, 2018.	8-K	10.1	6/29/2018	001-37625

10.4	Employment Agreement, by and between Voyager Therapeutics, Inc. and G. Andre Turenne, dated June 28, 2018.	8-K	10.2	6/29/2018	001-37625

10.5	Consulting Agreement, by and between Voyager Therapeutics, Inc. and Steven M. Paul, M.D., dated August 2, 2018.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

+ The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2018	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Vice President of Finance
(Principal Financial and Accounting Officer)