Form 10-Q
period 2018-09-30
Voyager Therapeutics, Inc.
filed 2018-11-07
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 2, 2018 was 32,556,874.

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
•

our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC as a treatment for Parkinson’s disease through the ongoing Phase 1b clinical trial and into the Phase 2 clinical trial, and our preclinical development efforts and studies;

•	formulation changes to our product candidates may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
•

the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including our ability to file Investigational New Drug applications for our programs including VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, VY-HTT01 for the treatment of Huntington’s disease, and VY-FXN01 for the treatment of Friedreich’s ataxia;

•	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
•	our ability to continue to develop our gene therapy platform;
•	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
•	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
•	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
•	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates for any indication once approved;
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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$42,142	$31,530
Marketable securities, current	137,459	137,522
Prepaid expenses and other current assets	2,865	2,738
Total current assets	182,466	171,790
Property and equipment, net	12,527	10,283
Deposits and other non-current assets	1,271	1,304
Marketable securities, non-current	800	1,100
Total assets	$197,064	$184,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,422	$1,020
Accrued expenses	8,355	11,497
Deferred revenue, current portion	20,250	3,380
Total current liabilities	30,027	15,897
Deferred rent	5,642	5,337
Deferred revenue, net of current portion	94,804	28,180
Other non-current liabilities	1,003	1,012
Total liabilities	131,476	50,426
Commitments and contingencies (see note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2018 and December 31, 2017; 32,309,700 and 31,572,044 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	312,250	295,019
Accumulated other comprehensive loss	(174)	(287)
Accumulated deficit	(246,520)	(160,713)
Total stockholders’ equity	65,588	134,051
Total liabilities and stockholders’ equity	$197,064	$184,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue	$2,094	$1,148	$5,611	$3,790
Operating expenses:
Research and development	16,632	19,561	47,991	48,933
General and administrative	6,609	4,942	25,554	14,372
Total operating expenses	23,241	24,503	73,545	63,305
Operating loss	(21,147)	(23,355)	(67,934)	(59,515)
Other income
Interest income, net	942	291	2,399	799
Other expense, net	(84)	(282)	(402)	(184)
Total other income	858	9	1,997	615
Loss before income taxes	(20,289)	(23,346)	(65,937)	(58,900)
Income tax benefit	—	—	180	31
Net loss	$(20,289)	$(23,346)	$(65,757)	$(58,869)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale- securities, net of income tax benefit of $53 for the three months ended September 30, 2017	(49)	(485)	108	(403)
Total other comprehensive (loss) income	(49)	(485)	108	(403)
Comprehensive loss	$(20,338)	$(23,831)	$(65,649)	$(59,272)
Net loss per share, basic and diluted	$(0.63)	$(0.89)	$(2.06)	$(2.27)
Weighted-average common shares outstanding, basic and diluted	32,191,475	26,164,527	31,977,670	25,968,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities
Net loss	$(65,757)	$(58,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	13,072	6,945
Depreciation	1,538	1,159
Amortization of premiums and discounts on marketable securities	(1,563)	197
In-kind research and development expenses	176	113
Other non-cash items	497	139
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(127)	1,764
Other non-current assets	(180)	—
Deferred revenue	63,388	(3,790)
Accounts payable	402	361
Accrued expenses	(3,306)	3,950
Other non-current liabilities	—	1,000
Lease incentive benefit	321	515
Net cash provided by (used in) operating activities	8,461	(46,516)
Cash flow from investing activities
Purchases of property and equipment	(3,782)	(3,824)
Purchases of marketable securities	(274,381)	(49,856)
Proceeds from maturities of marketable securities	276,000	110,100
Net cash (used in) provided by investing activities	(2,163)	56,420
Cash flow from financing activities
Proceeds from the exercise of stock options	3,472	1,656
Proceeds from the purchase of common stock under ESPP	842	—
Net cash provided by financing activities	4,314	1,656
Net increase in cash, cash equivalents, and restricted cash	10,612	11,560
Cash, cash equivalents, and restricted cash beginning of period	32,265	37,376
Cash, cash equivalents, and restricted cash end of period	$42,877	$48,936
Supplemental disclosure of cash and non-cash activities
Impact of adopting new accounting standards	$20,050	$—

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

Additionally, the Company is working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company’s manufacturing process employs an established system that it believes will enable production of high quality AAV vectors at commercial-scale. In addition to the Company’s capsid optimization efforts, it leverages novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of its AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest.  The Company can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with its novel capsids.

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

The Company has incurred annual net operating losses in every year since inception. As of September 30, 2018, the Company had an accumulated deficit of $246.5 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from the Sanofi Genzyme Collaboration and the AbbVie Collaboration. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Through September 30, 2018, the Company has raised approximately $405.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering (the “IPO”) and follow-on public offering, and from collaboration agreements. The Company believes that its cash, cash equivalents, and marketable debt securities of $179.6 million as of September 30, 2018 is sufficient to fund its current operating plan into early 2020. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the

Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company, or if the Company needs additional funding, that such funding will be available on terms acceptable to the Company, or at all.

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“Update No. 2016-01”). The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. The Company adopted Update No. 2016-01 in the first quarter of 2018, using the modified retrospective method. Unrealized gains and losses previously recorded to other comprehensive income (loss) were reclassified to accumulated deficit and all future fair value changes will be recorded to other income (loss). The adoption of the standard on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

The Company has accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which is represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for each of the three-month period and nine-month period ended September 30, 2018, for both of the Sanofi Genzyme Collaboration and AbbVie Collaboration, collectively.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$2,094	$3,054	$(960)
Loss before income taxes	(20,289)	(19,329)	(960)
Net loss	(20,289)	(19,329)	(960)
Net loss per share, basic and diluted	(0.63)	(0.60)	(0.03)

	Nine months ended September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$5,611	$7,267	$(1,656)
Loss before income taxes	(65,937)	(64,281)	(1,656)
Net loss	(65,757)	(64,101)	(1,656)
Net loss per share, basic and diluted	(2.06)	(2.00)	(0.06)

Condensed Consolidated Balance Sheets

	As of September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$20,250	$19,078	$1,172
Deferred revenue, non-current	94,804	74,390	20,414
Accumulated deficit	(246,520)	(224,934)	(21,586)

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(65,757)	$(64,101)	$(1,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	63,388	61,732	1,656

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new lease requirements at the adoption date, not the earliest period presented, and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company also expects to elect a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The Company is currently in the process of evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting was completed when the Company’s 2017 U.S. corporate income tax return was filed in 2018, and no material differences arose as compared to provisional amounts initially reflected in the consolidated financial statements for the year ended December 31, 2017.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASC 718”). The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The new guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard added, modified or removed disclosure requirements under Topic 820 for clarity and consistency. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2018	(in thousands)
Money market funds included in cash and cash equivalents	$41,342	$41,342	$—	$—
Marketable securities:
U.S. Treasury notes	137,459	137,459	—	—
Equity securities	800	800	—	—
Total marketable securities	$138,259	$138,259	$—	$—
Warrants to purchase equity securities	356	—	356	—
Total	$179,957	$179,601	$356	$—
As of December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$30,469	$—	$—
Marketable securities:
U.S. Treasury notes	137,522	137,522	—	—
Equity securities	1,100	1,100	—	—
Total marketable securities	$138,622	$138,622	$—	$—
Warrants to purchase equity securities	569	—	569	—
Total	$169,660	$169,091	$569	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities of the Company as of September 30, 2018 and December 31, 2017 are as follows:

	As of September 30,	As of December 31,
	2018	2017
Risk-free interest rate	2.9%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	2.9	3.7
Expected volatility	112.0%	103.5%

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

Cash, cash equivalents, and marketable securities included the following at September 30, 2018 and December 31, 2017:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of September 30, 2018
Money market funds included in cash and cash equivalents	$41,342	$—	$—	$41,342
Marketable securities:
U.S. Treasury notes	137,504	—	45	137,459
Equity securities	1,220	—	420	800
Total marketable securities	$138,724	$—	$465	$138,259
Total money market funds and marketable securities	$180,066	$—	$465	$179,601
As of December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$—	$—	$30,469
Marketable securities:
U.S. Treasury notes	137,560	—	38	137,522
Equity securities	1,220	—	120	1,100
Total marketable securities	$138,780	$—	$158	$138,622
Total money market funds and marketable securities	$169,249	$—	$158	$169,091

All of the Company’s marketable debt securities at September 30, 2018, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	As of September 30,	As of December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$42,142	$31,530
Restricted cash included in deposits and other noncurrent assets	735	735
Total cash, cash equivalents, and restricted cash	$42,877	$32,265

5. Accrued expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 consist of the following:

	As of September 30,	As of December 31,
	2018	2017
	(in thousands)
Research and development costs	$3,775	$5,780
Employee compensation costs	2,943	3,383
Professional services	824	1,762
Accrued goods and services	721	388
Patent costs	50	120
Other	42	64
Total	$8,355	$11,497

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

The Company received leasehold improvement incentives from the landlord of both leased properties totaling $1.6 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively, as of September 30, 2018. The Company recorded these incentives as a component of deferred rent and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been recorded as fixed assets. The Company is entitled to receive approximately $0.3 million of leasehold improvements for the additional space at 75 Sidney Street.

The following table summarizes the Company’s significant contractual obligations as of payment due date by period at September 30, 2018, related to the amended 75 Sidney Street lease and the amended 64 Sidney Street lease through December 2026:

Total Minimum
Lease Payments
(in thousands)
2018 (remainder of year)	$1,056
2019	4,325
2020	4,731
2021	4,863
2022	5,001
2023+	21,924
$41,900

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

Upon exercise of its option to license a product in the Spinal Muscular Atrophy Program (the “Spinal Muscular Atrophy Licensed Product”),  Sanofi Genzyme shall have the sole right to develop the Spinal Muscular Atrophy Licensed Product worldwide. Sanofi Genzyme shall be responsible for all of the development costs that occur after the option exercise date for the Spinal Muscular Atrophy Program. Sanofi Genzyme is also responsible for worldwide commercialization activities relating to the Spinal Muscular Atrophy Licensed Product.

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

The Company has allocated the transaction price to the separate performance obligations based on their relative standalone selling price. For all performance obligations, the Company determined the standalone selling price at contract inception based on each obligation’s estimated standalone selling price (“ESP”). The Company determined the ESP for the service related deliverable for the research and development activities based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, marked up to include a reasonable profit margin and adjusted for the scope of the potential license. Significant inputs used to determine the total expense of the research and development activities include, the length of time required and the number and costs of various studies that will be performed to complete the applicable POP Study. The ESP for the AJSC and DAC have been estimated based on the costs incurred to participate in the committees, marked up to include a reasonable profit margin. The ESP for the PD Material Right was determined based on the estimated value of the license adjusted for the estimated probability that the option would be exercised by Sanofi Genzyme.

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

During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $1.3 million, respectively, of revenue associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. As of September 30, 2018, there was $50.4 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Contingent consideration related to the performance of in-kind services is considered in the transaction price based on the most-likely amount, which is the full amount of the services that the Company can require Sanofi Genzyme to complete. There is no other available contingent consideration until such point as Sanofi Genzyme exercises an option to one of the research programs.

Costs incurred relating to the programs that Sanofi Genzyme has the option to license under the Sanofi Genzyme Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. These costs are included in research and development expenses in the Company’s statement of operations during the three and nine months ended September 30, 2018 and 2017.

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

During the three and nine months ended September 30, 2018, the Company recognized $2.0 million and $4.3 million, respectively, of revenue associated with the AbbVie Collaboration related to the Research Services performed during the period. As of September 30, 2018, there is $64.7 million of deferred revenue related to the AbbVie Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s statement of operations during the three and nine months ended September 30, 2018.

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

In May 2018, the Company entered into a master services and supply agreement with MRIC (the “MRIC Supply Agreement”) which provides for MRIC to perform certain manufacturing, supply, development and services as requested by the Company, including the supply of the ClearPoint System and cannula devices. In the three and nine months ended September 30, 2018, the Company has incurred $0.1 million and $0.2 million of expense, respectively, related to the MRIC Supply Agreement.

Other Agreements

During September 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During 2017, the Company earned a milestone payment of $1.0 million. During the three and nine months ended September 30, 2018, the Company did not earn any additional milestone payments. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a non-current liability in the accompanying balance sheet.

Litigation

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of September 30, 2018 or December 31, 2017.

7. Redeemable convertible preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of September 30, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders’ equity at September 30, 2018 and December 31, 2017.

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

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable and began recognizing stock-based compensation accordingly. The Company recorded $0.1 million and $0.3 million in stock-based compensation expense related to this award during the three and nine months ended September 30, 2018, respectively. The Company recorded $0.3 million and $0.9 million in stock-based compensation expense related to this award during the three and nine months ended September 30, 2017, respectively. No stock‑based compensation expense was recorded for the remaining two founders’ awards with performance-based vesting as of September 30, 2018 as the performance-based milestones related to these awards were not probable.

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

Effective January 1, 2016, 2017, and 2018, an additional 1,069,971, 1,070,635, and 1,285,200 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of September 30, 2018, there were 2,055,980 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2018, the Company issued a total of 846,000 and 2,030,191 stock options, respectively, to employees and directors under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2018, there were no new stock options issued to non-employees under the 2015 Stock Option Plan.

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

Inducement Stock Option Awards

On July 16, 2018, in connection with his commencement of employment as the president and chief executive officer of the Company, the Company issued to G. Andre Turenne a non-statutory stock option to purchase an aggregate of 650,000 shares of the Company’s common stock at an exercise price of $18.03 per share. Subject to Mr. Turenne’s continued service to the Company, the stock option will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The stock option was issued outside of the Company’s 2015 Stock Option Plan as an inducement material to Mr. Turenne’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$1,176	$2,231	$3,706	$4,107
General and administrative	1,460	1,010	9,366	2,838
Total stock compensation expense	$2,636	$3,241	$13,072	$6,945

Restricted Stock

A summary of the status of and changes in unvested restricted stock activity under the Company’s equity award plans for the nine months ended September 30, 2018 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2017	557,979	$0.70
Issued	—	—
Vested	(318,211)	$0.84
Repurchased	(2,794)	$1.11
Unvested restricted common stock as of September 30, 2018	236,974	$0.51

The expense related to awards granted to employees and non-employees was $4.6 thousand and $18.5 thousand, respectively, for the three months ended September 30, 2018, and $0.1 million and $0.4 million for the nine months ended September 30, 2018, respectively. The expense related to awards granted to employees and non-employees was $0.1 million and $1.6 million, respectively, for the three months ended September 30, 2017, and $0.4 million and $2.3 million for the nine months ended September 30, 2017, respectively.

As of September 30, 2018, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock awards of $0.1 million, which is expected to be recognized over the remaining average vesting period of 0.2 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2018:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2017	3,143,566	$11.82
Granted	2,030,191	$21.54
Exercised	(360,099)	$10.17
Cancelled or forfeited	(647,172)	$16.20
Outstanding at September 30, 2018	4,166,486	$16.02	8.6	$17,613
Exercisable at September 30, 2018	1,375,760	$12.02	7.5	$10,288
Vested and expected to vest at September 30, 2018	4,166,486	$16.02	8.6	$17,613

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three and nine months ended September 30, 2018 was $12.20 and $14.37 per share, respectively. The expense related to options granted to employees and directors was $2.5 million and $12.3 million for the three and nine months ended September 30, 2018, respectively. The weighted-average fair value of options granted to employees and directors during the three and nine months ended September 30, 2017 was $9.43 and $7.88 per share, respectively. The expense related to awards granted to employees and directors was $1.4 million and $3.8 million for the three and nine months ended September 30, 2017, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.8%	2.7%	2.0%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	74.5%	72.9%	74.4%	73.8%

There were no new options granted to non-employees during the three and nine months ended September 30, 2018. The Company granted options to purchase 20,000 shares of its common stock to non-employees during the three and nine months ended September 30, 2017. Unvested options granted to non‑employees are revalued at each measurement period until fully vested. The expense related to stock option awards granted to non‑employees was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. The expense related to awards granted to non-employees was $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of September 30,
	2018	2017
Risk-free interest rate	3.0%	2.2%
Expected dividend yield	—%	—%
Expected term (in years)	7.9	8.7
Expected volatility	73.9%	77.5%

As of September 30, 2018, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $27.7 million which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

For the three and nine months ended September 30, 2018 and 2017, due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. In the three and nine months ended September 30, 2018, the Company’s estimate has also included the volatility of its common stock for the most recent period.

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

For the three and nine months ended September 30, 2018, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities. For the three and nine months ended September 30, 2017, the Company recognized a tax expense in other comprehensive income of $0.1 million related to the unrealized gain on available-for-sale securities.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2018	2017
Unvested restricted common stock	236,974	676,148
Shares reserved for issuance under stock plans	7,212,380	3,044,614
Total	7,449,354	3,720,762

11. Related‑party transactions

During the three and nine months ended September 30, 2018 and 2017, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was de minimis during the three and nine months ended September 30, 2018 and 2017.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under “Part II, Item 1A –  Risk Factors.”

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

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial-scale. In addition to our capsid optimization efforts, we leverage novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of our AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest.  We can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with our novel capsids.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as we have demonstrated through our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, and our collaboration with AbbVie Biotechnology Ltd, or the AbbVie Collaboration. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and the Sanofi Genzyme Collaboration, which commenced in February 2015, and the AbbVie Collaboration, which commenced in February 2018.

Our pipeline of gene therapy programs is summarized in the table below:

| Program | Preclinical | Lead Candidate Selection | Phase 1 | Phase 2-3 |
|---|---|---|---|---|
| VY-AADC | Parkinson's Disease | | | |
| VY-SOD102 | Monogenic form of ALS | | | |
| VY-HTT01 (1) | Huntington's Disease | | SANOFI GENZYME | Co-promote U.S./ex-U.S. rights |
| VY-FXN01 (2) | Friedreich's Ataxia | SANOFI GENZYME | | ex-U.S. rights |
| Tau-related Diseases Program (3) | Tauopathies including Alzheimer's disease, PSP and FTD (4) | abbvie | | |
| VY-NAV01 | Severe, Chronic Pain | | | |

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

Our most advanced clinical candidate, VY-AADC for the treatment of Parkinson’s disease, is being evaluated in an open-label, Phase 1b clinical trial. Preliminary data from Cohorts 1 through 3 from this trial were reported beginning in late 2016 and most recently in November 2018. We have completed dosing patients in this Phase 1b clinical trial but continue to monitor their results.

In November 2018, we updated interim results from the ongoing, open-label Phase 1b clinical trial of VY-AADC for the treatment of Parkinson’s disease.  As discussed more fully in our most recent Annual Report on Form 10-K, the results of this Phase 1b clinical trial have demonstrated durable, dose-dependent and time-dependent improvements across multiple measures of patients’ motor function at the timepoints reported after a one-time administration of the gene therapy.  The trial includes 15 patients with Parkinson’s disease and disabling motor fluctuations, treated with a single administration of VY-AADC to assess the safety and distribution of ascending doses of VY-AADC administered under magnetic resonance imaging, or MRI, guidance to the putamen, a region of the brain associated with impaired motor function in Parkinson’s disease. Secondary objectives include assessment of aromatic L-amino acid decarboxylase, or AADC, expression and activity in the putamen measured by F-Dopa positron emission tomography, which we refer to as a F-Dopa PET scan, that reflects the capacity to convert levodopa to dopamine. Other secondary measures include assessments of motor function and activities of daily living, as measured by the Unified Parkinson’s Disease Rating Scale, which we refer to as UPDRS-III and UPDRS-II, respectively; quality of life; and a patient-completed Hauser diary, monitoring good ON time without troublesome dyskinesia. Infusions of VY-AADC have been well-tolerated in all fifteen patients treated in these Cohorts with no reported vector-related serious adverse events, or SAEs. Fourteen of the 15 patients were discharged from the hospital within two days following surgery. As previously reported, one patient experienced two SAEs: a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. Investigators determined that these SAEs were most likely related to immobility during the administration of the product; consequently, deep vein thrombosis prophylaxis has been added to the clinical trial protocol.

The November 2018, interim results include data from all 15 patients treated in Cohorts 1, 2 and 3 (five patients in each Cohort) including data from patients in Cohort 1 at three years, Cohort 2 at two years and Cohort 3 at 18 months. Cohort 1 patients received a single administration of VY-AADC at a concentration of 8.3×1011 vgs per milliliter, or vg/ml, using an infusion volume of up to 450 µL per putamen, or up to 900 µL per patient, for a total dose of 7.5×1011 vg. Cohort 2 patients received a single administration of VY-AADC at a concentration of 8.3×1011 vg/ml, using an infusion volume of up to 900 µL per putamen, or up to 1,800 µL per patient, for a total dose of 1.5×1012 vg. Cohort 3 patients received infusion volumes of VY-AADC similar to those received by Cohort 2 patients (up to 900 µL per putamen), but at three-fold higher vg concentrations for a total dose of up to 4.5×1012 vg.

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

• One-time administration of VY-AADC resulted in reduced daily doses of oral levodopa and related medications. This included a 42.5% (standard error [SE], 5.7%) mean reduction from baseline for Cohort 3 at 18 months, a 21.2% (10.6%) mean reduction from baseline for Cohort 2 at two years, and a 14.7% (17.3%) increase from baseline for the low-dose Cohort 1 at three years.

Patients enrolled in Cohorts 1, 2 and 3 were:

• On average, 58 years of age with a Parkinson’s disease diagnosis for an average of 10 years.
• Candidates for surgical intervention including deep-brain stimulation due to disabling motor complications despite treatment with optimal anti-Parkinsonian medication.

• At baseline, the average patient diary ON time without troublesome dyskinesia was 10.5 hours, average UPDRS-III on medication score was 13.5, average diary OFF time was 4.6 hours and average UPDRS-II activities of daily living off medication score was 16.5. Patients in Cohort 3 entered the trial with approximately 50% more severe dyskinesia at baseline than patients in Cohorts 1 and 2 based on the Unified Dyskinesia Rating Scale, with a mean score of 30.2 for Cohort 3 compared with a mean score of 19.2 and 17.4 for Cohorts 1 and 2, respectively.

• At baseline, patients were treated with maximal levels of multiple dopaminergic medications including, in many cases, amantadine for the treatment of dyskinesia, or uncontrolled or involuntary movements. Patients’ average amount of Parkinson’s disease medications at baseline was 1,526 mg of oral levodopa equivalents, or LEDs, per day.

• During the trial, patients were instructed to reduce their daily doses of oral levodopa and related medications to achieve optimal motor control in response to severe dyskinesia observed post-treatment with VY-AADC.

The results continue to demonstrate durable improvements across multiple measures of patients’ motor function after a one-time administration of the gene therapy, as evidenced by the patients’ diaries, UPDRS-II and UPDRS-III, and quality of life assessments. The update of results from the ongoing Phase 1b trial of VY-AADC include a 2.1-hour mean improvement in good ON time from baseline to three years for patients in Cohort 1, a 2.7-hour mean improvement from baseline to 2 years in Cohort 2, and a mean improvement of 1.7 hours from baseline to eighteen months in Cohort 3.

For the Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes, which is defined as a maximum total bilateral dose. This dose is between the up-to-maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.  Having selected a dose for the Phase 2 trial between the two highest dose cohorts from the Phase 1b trial, results from the combined ten patients in Cohorts 2 and 3 demonstrated mean increases from baseline in good ON time of 2.4 hours per day at 12 months, the timepoint for the primary endpoint in the Phase 2 trial, and 2.6 hours per day at 18 months, the latest timepoint measured for both cohorts. Of the combined ten patients in Cohorts 2 and 3, seven patients would have met the eligibility criteria for the Phase 2 trial based on limits in severity of dyskinesia and minimum OFF time at baseline.  For these seven patients, the Phase 2 trial relevant group, the mean improvements in good ON time were 2.8 hours at 12 months and 2.5 hours at 18 months. These results were achieved with clinically meaningful and sustained reductions in daily oral levodopa and related medications.

In a separate Phase 1 clinical trial, we are also exploring a posterior, or back of the head, delivery of drug into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the ongoing Phase 1b clinical trial described above. During 2017, we dosed seven patients in this Phase 1 clinical trial designed to optimize the intracranial delivery of VY-AADC. In April 2018, we subsequently completed dosing an eighth patient. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated with no reported SAEs, with most patients discharged from the hospital the day after surgery. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a total dose of up to 9.0×1012 vg compared with a total dose of up to 4.5×1012 vg in Cohort 3. As we announced in July 2018, interim results suggest that the posterior approach is associated with greater average putaminal coverage (approximately 50%), reduced total procedure times compared with the transfrontal approach of Cohorts 1 through 3 used in the Phase 1b clinical trial by two to three hours, and improvements in patients’ motor function at six months, which were consistent with improvements achieved from patients in Cohorts 2 and 3 at the same time point in our Phase 1b trial with VY-AADC. Informed by the results of this Phase 1 clinical trial, we have determined that the posterior approach is the preferred surgical route of administration for the Phase 2 clinical trial.

In June 2018, the U.S. Food and Drug Administration, or FDA, granted Regenerative Medicine Advance Therapy, or RMAT, designation for our VY-AADC gene therapy treatment,  which provides for an enhanced level of interactions between the company sponsor and the FDA throughout the development program.  The designation was based on our Phase 1b clinical data with VY-AADC. Previously, the FDA also granted fast-track designation for VY-AADC. Additionally, in early 2018, we submitted questions to the FDA in preparation for a planned Type C meeting to discuss, among other matters, the regulatory pathway for VY-AADC and to request feedback on the design of our proposed pivotal program, including a randomized, placebo-controlled Phase 2 clinical trial and, if required, a randomized, placebo-controlled Phase 3 clinical trial.  In July 2018, in advance of the proposed meeting, we received preliminary written responses to our questions from the FDA.  The written responses provided from the FDA indicated that the results from the Phase 2 randomized, placebo-controlled trial, if such trial were to meet its primary endpoint and in the absence of major safety concerns, likely may be considered sufficient for acceptance of submission for review of a biologics license application, or BLA. As we believed that the FDA’s written responses addressed all of our questions and were complete, we informed the FDA that a meeting was no longer necessary as is customary in similar situations.  In late October 2018, we received an addendum from the FDA to the July 2018 written responses in which the FDA informed us that although the data from the Phase 2 trial may support the safety and efficacy of our VY-AADC gene therapy treatment and could be considered in the BLA review, the FDA currently considers the Phase 2 trial as an early phase exploratory study.  We plan to engage with the FDA to clarify their most recent responses, including through a planned Type B meeting later this year and through the additional mechanisms available to us under the RMAT designation. We plan to continue to seek and incorporate FDA guidance in our ongoing development plans.

The Phase 2 trial is a randomized, placebo-controlled trial with a planned enrollment of up to 42 patients who have been diagnosed with Parkinson’s disease for at least four years. Patients will be randomized 1:1 to either VY-AADC or placebo surgery. After treatment with either VY-AADC or placebo surgery, patients will be followed in a blinded manner for 12 months, at which point, the trial will unblind, and safety and efficacy measures will be assessed. The primary efficacy endpoint of the trial is the improvement from baseline to 12 months in a patient’s self-reported diary ON time without troublesome dyskinesia, or good ON time, in the VY-AADC treatment arm compared to the placebo surgery arm. Multiple secondary endpoints include the assessment of other motor function from patient diaries as well as assessments from the United Parkinson’s Disease Rating Scale (UPDRS) scores, including UPDRS-3 and UPDRS-2 scores. The Phase 2 trial is 80% powered to detect a 2.0 hour improvement in the primary endpoint of diary ON time without troublesome dyskinesia from baseline to twelve months for the treatment arm compared with the placebo arm. Clinical trial sites for the Phase 2 clinical trial have been identified with institutional review board submission and site activation underway. We anticipate the trial to take approximately one year to enroll. During the remainder of the year, we plan to provide updates as to the enrollment status of the Phase 2 clinical trial.

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for ALS, Huntington’s disease, Friedreich’s ataxia, tau-related neurodegenerative diseases and the treatment of severe, chronic pain. We plan to file investigational new drug, or IND, applications for our ALS and Huntington’s disease programs during 2019. Additional preclinical studies are underway including steps to optimize a lead clinical candidate for the treatment of Friedrich’s ataxia. In February 2018, we announced a global, strategic collaboration with AbbVie to develop potential new gene therapies consisting of vectors to deliver monoclonal antibodies to the brain directed against tau for Alzheimer’s disease and other tau-related neurodegenerative diseases. We are conducting proof-of-concept studies on our VY-NAV01 program for the treatment of severe, chronic pain. Additionally, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach. Beyond these approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector.

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models.  VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an adeno-associated virus capsid (AAVrh10) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of SOD1 mRNA.  VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease.  We recently presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time, intraparenchymal infusion after laminectomy to the cervical spinal cord of the mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord.  This delivery approach yielded safe and significant reduction of SOD102 at the site of the infusion and throughout the spinal cord, most notably in the cervical and thoracic regions critical for respiratory function.  Further preclinical studies are underway with VY-SOD102 to support the planned filing of an IND application in 2019.

In 2017, we selected VY-HTT01 as our clinical candidate for the treatment of Huntington’s disease. Recent preclinical delivery studies have further optimized the dosing paradigm to support filing of a potential IND application.

VT-HTT01 is composed of an adeno-associated virus capsid (AAV1) and proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA.  We recently presented results demonstrating significant reduction of HTT mRNA at five weeks post-dosing in adult non-human primates using an MRI-guided surgical delivery of VY-HTT01 and a novel delivery paradigm targeting both the putamen and thalamus.  Targeting the thalamus in addition to the putamen leverages more extensive and more preserved neuronal pathways to the cortex than delivery to the putamen alone.  This novel dosing paradigm with VY-HTT01 resulted in safe and significant suppression of HTT in the striatum and in cortical neurons, which are critical in the progression of disease.  Further preclinical studies are underway with VY-HTT01 to support filing of an IND application in 2019.

Finally, we are also developing our own real-time, intra-operative, magnetic resonance imaging, or MRI, compatible device, the Variable Trajectory Array Guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drug to the putamen and other surgical procedures to avoid blood vessels and reduce the risk of potential hemorrhage during surgery and to maximize drug coverage of the putamen. In July 2018, the Center for Devices and Radiological Health of the FDA provided 510(k) clearance for V-TAG. We are currently working with a collaborator on process development and manufacturing  of the device.  Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1b clinical trial of VY-AADC and Phase 1 posterior trajectory trial. We expect to use both our own V-TAG and the ClearPoint System in our Phase 2 clinical trial.

We have incurred significant operating losses since our inception. Our net losses were $65.8 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $246.5 million, which included a $20.0 million cumulative catch-up adjustment related to the adoption of ASC 606, Revenue from Contracts with Customers, or ASC 606. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease through the ongoing Phase 1b clinical trial and into the Phase 2 clinical trial;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•	conduct joint research and development under the Sanofi Genzyme Collaboration and the AbbVie Collaboration for the research, development, and commercialization of certain of our pipeline programs;
•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies;
•	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	identify, acquire or in-license other product candidates and technologies;

•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2018, we recognized $1.3 million of collaboration revenue from the Sanofi Genzyme Collaboration and $4.3 million of collaboration revenue from the AbbVie Collaboration. For additional information about our revenue recognition policy related to collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the Phase 1b clinical trial and the separate Phase 1 trial exploring a posterior delivery approach and initiate the Phase 2 clinical trial of VY‑AADC as a treatment for Parkinson’s disease, and move our product candidates into additional clinical trials. Additionally, we expect research and development costs associated with activities under the AbbVie Collaboration to increase as our efforts on the tau-related diseases program expand. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the Phase 2 clinical trial of VY‑AADC, the expanded efforts on the tau-related diseases program in connection with the AbbVie Collaboration, and the initiation of clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, business development activities, and investor relations costs.

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

The promised good or services in our arrangement typically consist of license rights to our intellectual property or research and development services. We provide options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, or ASC 230, which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2017. The adoption of ASC 230 on January 1, 2018 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and was applied utilizing a full retrospective approach. We adopted the new standard on January 1, 2018. We have included the necessary reconciliation within Note 4 “Cash, cash equivalents, and available for sale marketable securities” of the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We have accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for each of the three-month period and nine-month period ended September 30, 2018 for both of the Sanofi Genzyme Collaboration and AbbVie Collaboration, collectively.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$2,094	$3,054	$(960)
Loss before income taxes	(20,289)	(19,329)	(960)
Net loss	(20,289)	(19,329)	(960)
Net loss per share, basic and diluted	(0.63)	(0.60)	(0.03)

	Nine months ended September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$5,611	$7,267	$(1,656)
Loss before income taxes	(65,937)	(64,281)	(1,656)
Net loss	(65,757)	(64,101)	(1,656)
Net loss per share, basic and diluted	(2.06)	(2.00)	(0.06)

Condensed Consolidated Balance Sheets

	As of September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$20,250	$19,078	$1,172
Deferred revenue, non-current	94,804	74,390	20,414
Accumulated deficit	(246,520)	(224,934)	(21,586)

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(65,757)	$(64,101)	$(1,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred revenue	63,388	61,732	1,656

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$2,094	$1,148	$946
Operating expenses:
Research and development	16,632	19,561	(2,929)
General and administrative	6,609	4,942	1,667
Total operating expenses	23,241	24,503	(1,262)
Other income, net:
Interest income	942	291	651
Other expense	(84)	(282)	198
Total other income, net	858	9	849
Loss before income taxes	(20,289)	(23,346)	3,057
Income tax provision	—	—	—
Net loss	$(20,289)	$(23,346)	$3,057

Collaboration Revenue

Collaboration revenue was $2.1 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, collaboration revenue included amounts related to the Sanofi Genzyme Collaboration, in addition to research services related to the AbbVie Collaboration. The increase in revenue is a result of $2.0 million related to the AbbVie Collaboration which we entered into in February 2018, offset by a reduction of $1.0 million of revenue recognized under the Sanofi Genzyme Collaboration related to a change in estimates of future costs on certain of the programs under the collaboration as well as the adoption of ASC 606, effective January 1, 2018. The change in estimates of future costs resulted in an increase in the anticipated costs to reach proof of principle.  We recorded a reduction in research and development services revenue under the proportional performance methodology in the third quarter of 2018 to reflect the cumulative progress to completion.

During the three months ended September 30, 2017, collaboration revenue was comprised of amounts recognized for research and development services for various programs under the Sanofi Genzyme Collaboration.

Research and Development Expense

Research and development expense decreased by $3.0 million from $19.6 million for the three months ended September 30, 2017, to $16.6 million for the three months ended September 30, 2018. The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017, together with the change in those items in dollars:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
External research and development expenses	$7,166	$12,538	$(5,372)
Employee and contractor related expenses	6,851	5,648	1,203
Facility and other expenses	2,499	1,315	1,184
License fees	116	60	56
Total research and development expenses	$16,632	$19,561	$(2,929)

The decrease in research and development expense for the three months ended September 30, 2018 was primarily attributable to the following:

•

approximately $5.4 million for decreased external research and development costs due to a lower volume of manufacturing activity with our contract manufacturing organizations and the timing of major preclinical studies; offset by

•	approximately $1.2 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount;
•

approximately $1.2 million increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional leased space dedicated to research and development efforts at 64 Sidney Street and 75 Sidney Street; and

•	approximately $0.1 million for increased intellectual property and license fees.

General and Administrative Expense

General and administrative expense increased by $1.6 million from $4.9 million for the three months ended September 30, 2017 to $6.5 million for the three months ended September 30, 2018. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $0.8 million for increased employee compensation cost due to increases in headcount and stock-based compensation;
•	approximately $0.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses; and
•	approximately $0.3 million for increased legal and intellectual property expenses.

Other Income, net

Interest income of approximately $0.9 million was recognized during the three months ended September 30, 2018 related to our marketable securities balances. The balance was offset by a $0.1 million loss related to our investment in common stock and warrants to purchase shares of common stock of MRI Interventions, Inc., or MRIC.

Interest income of approximately $0.3 million was recognized during the three months ended September 30, 2017 related to our marketable securities balances. The balance was offset by a $0.3 million loss related to our investment in common stock and warrants to purchase shares of common stock of MRIC.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$5,611	$3,790	$1,821
Operating expenses:
Research and development	47,991	48,933	(942)
General and administrative	25,554	14,372	11,182
Total operating expenses	73,545	63,305	10,240
Other income, net:
Interest income	2,399	799	1,600
Other expense	(402)	(184)	(218)
Total other income, net	1,997	615	1,382
Loss before income taxes	(65,937)	(58,900)	(7,037)
Income tax benefit	180	31	149
Net loss	$(65,757)	$(58,869)	$(6,888)

Collaboration Revenue

Collaboration revenue was $5.6 million and $3.8 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, collaboration revenue included amounts related to the Sanofi Genzyme Collaboration in addition to research services related to the AbbVie Collaboration. The increase in revenue is a result of $4.3 million related to the AbbVie Collaboration which we entered into in February 2018, offset by a reduction of $2.5 million of amounts related to the Sanofi Genzyme Collaboration. In 2017, we fully recognized all amounts related to the Parkinson’s program. The decrease in revenue related to the Sanofi Genzyme Collaboration related to a change in estimates of future costs on certain of the programs under the collaboration as well as the adoption of ASC 606, effective January 1, 2018. The change in estimates of future costs resulted in an increase in the anticipated costs to reach proof of principle.  We recorded a reduction in research and development services revenue under the proportional performance methodology in the third quarter of 2018 to reflect the cumulative progress to completion.   Additionally, we adopted ASC 606, effective January 1, 2018. The most significant change to our revenue recognition methodology is the adoption of a proportional performance basis for estimating progress to completion of research and development services under each program of the Sanofi Genzyme Collaboration.

During the nine months ended September 30, 2017, collaboration revenue was comprised of amounts recognized for research and development services for various programs under the Sanofi Genzyme Collaboration.

Research and Development Expense

Research and development expense decreased by $0.9 million from $48.9 million for the nine months ended September 30, 2017, to $48.0 million for the nine months ended September 30, 2018. The following table summarizes our research and development expenses, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
External research and development expenses	$21,957	$27,882	$(5,925)
Employee and contractor related expenses	18,948	15,657	3,291
Facility and other expenses	6,599	5,005	1,594
License fees	487	389	98
Total research and development expenses	$47,991	$48,933	$(942)

The decrease in research and development expense for the nine months ended September 30, 2018 was primarily attributable to the following:

•	approximately $5.9 million for decreased external research and development costs due to manufacturing and the timing of major studies; offset by
•	approximately $3.3 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount; and
•

approximately $1.6 million increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space dedicated to research and development activities at 64 Sidney Street and 75 Sidney Street.

General and Administrative Expense

General and administrative expense increased by $11.2 million from $14.4 million for the nine months ended September 30, 2017 to $25.6 million for the nine months ended September 30, 2018. The increase in general and administrative expense was primarily attributable to the following:

•

approximately $8.3 million for increased employee compensation cost due to increases in headcount and stock-based compensation, which included the one-time recognition of $5.4 million of stock-based compensation related to Dr. Paul’s retirement agreement;

•	approximately $2.0 million for increased legal and intellectual property expenses; and
•	approximately $0.9 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, net

Interest income of approximately $2.4 million was recognized during the nine months ended September 30, 2018 related to our marketable securities balances. The balance was offset by a $0.4 million loss related to our investment in common stock and warrants to purchase shares of common stock of MRI Interventions, Inc., or MRIC.

Interest income of approximately $0.8 million was recognized during the nine months ended September 30, 2017 related our marketable securities balances. The balance was offset by a $0.2 million loss related to our investment in common stock and warrants to purchase shares of common stock of MRIC.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and the Sanofi Genzyme Collaboration which commenced in February 2015 and the AbbVie Collaboration which commenced in February 2018.

On November 16, 2015, we closed our initial public offering, or IPO, whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us.

As of September 30, 2018, we had cash, cash equivalents, and marketable debt securities of $179.6 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,461	$(46,516)
Investing activities	(2,163)	56,420
Financing activities	4,314	1,656
Net increase in cash, cash equivalents, and restricted cash	$10,612	$11,560

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $8.5 million during the nine months ended September 30, 2018 compared to $46.5 million of cash used in operating activities during the nine months ended September 30, 2017. The increase in cash provided by operating activities is primarily due to the receipt of $69.0 million related to the AbbVie Collaboration, offset by increases in operating expenses due to increased research and development activities, as well as higher general and administrative expenses as a result of a higher headcount, legal fees, and stock-based compensation year over year.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $2.2 million during the nine months ended September 30, 2018 compared to $56.4 million of cash provided by investing activities during the nine months ended September 30, 2017. The increase in cash used in investing activities for the nine months ended September 30, 2018 was primarily due to purchases of $274.4 million of marketable securities and $3.8 million for purchases of property and equipment, offset by $276.0 million of proceeds from maturities of marketable securities. The cash provided by investing activities for the nine months ended September 30, 2017 was primarily due to proceeds from maturities of marketable securities of $110.1 million, offset by $49.9 million for purchases of marketable securities and $3.8 million for purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.3 million and $1.7 million during the nine months ended September 30, 2018 and 2017, respectively, primarily from proceeds of exercises of stock options.

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

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc.;
•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our ongoing development of V-TAG;
•	the costs of securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2018:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$41,900	$1,056	$9,056	$9,864	$21,924

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in December 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our losses were $65.8 million and $58.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $246.5 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, our collaboration with Sanofi Genzyme, which we refer to as the Sanofi Genzyme Collaboration, and our collaboration with AbbVie Biotechnology Ltd., or AbbVie, which we refer to as the AbbVie Collaboration.  On November 16, 2015 we closed our initial public offering whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing the Sanofi Genzyme Collaboration and the AbbVie Collaboration. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease through the ongoing Phase 1b clinical trial and into a Phase 2 clinical trial;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•	conduct joint research and development under the Sanofi Genzyme Collaboration and the AbbVie Collaboration for the research, development, and commercialization of certain of our pipeline programs;
•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies;
•	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	identify, acquire or in-license other product candidates and technologies;

•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY‑AADC is being evaluated in a Phase 1b clinical trial and is advancing into a Phase 2 clinical trial in 2018.  We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

•	obtaining an adequate level of market acceptance of our product candidates as a viable treatment option;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
•	obtaining, maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know‑how;
•	avoiding and defending against third‑party claims of interference or infringement; and
•	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2018, our cash, cash equivalents, and marketable debt securities were $179.6 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will enable us to fund our operating expenses and capital expenditure requirements into early 2020.

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

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc., or MRIC;
•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our ongoing development of V-TAG;
•	the costs of securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. Only one AAV gene therapy product has been approved in the United States.  In Europe, only one AAV gene therapy product has been approved, but currently no AAV gene therapy products are commercially available.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc., or Spark, for patients with an inherited form of vision loss. The FDA has also approved two other non-AAV gene therapy products, Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia and Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma. In Europe, only one AAV gene therapy product, Glybera by uniQure N.V., or uniQure, has been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market.  While Luxturna has not yet received marketing authorization in Europe, it recently received a positive opinion from the Committee for Medicinal Products for Human Use.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at the University of California San Francisco, or UCSF, and University of Pittsburgh Medical Center, or UPMC, and two other sites and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocol for the trial is further amended. For any new clinical trial protocols, including those of our Phase 2 clinical trial, the same processes and issues apply.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post‑approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. For example, in early 2018, we submitted questions to the FDA in preparation for a planned Type C meeting to discuss, among other matters, the regulatory pathway for VY-AADC and to request feedback on the design of our proposed pivotal program, including a randomized, placebo-controlled Phase 2 clinical trial and, if required, a randomized, placebo-controlled Phase 3 clinical trial.  In July 2018, in advance of the proposed meeting, we received preliminary written responses to our questions from the FDA.  The written responses provided from the FDA indicated that the results from the Phase 2 randomized, placebo-controlled trial, if such trial were to meet its primary endpoint and in the absence of major safety concerns, likely may be considered sufficient for acceptance of submission for review of a biologics license application, or BLA. As we believed that the FDA’s written responses addressed all of our questions and were complete, we informed the FDA that a meeting was no longer necessary as is customary in similar situations.  In late October 2018, we received an addendum from the FDA to the July 2018 written responses in which the FDA informed us that although the data from the Phase 2 trial may support the safety and efficacy of our VY-AADC gene therapy treatment and could be considered in the BLA review, the FDA currently considers the Phase 2 trial as an early phase exploratory study. Consistent with this statement, the FDA further informed us that it has significant concerns regarding the ability of the Phase 2 trial by itself to provide substantial evidence of safety and effectiveness and that the FDA generally requires at least two adequate and well-controlled clinical trials to provide substantial evidence of effectiveness for submission of a marketing application. We plan to engage with the FDA to clarify their most recent responses, including through a planned Type B meeting later this year and through the additional mechanisms available to us under the RMAT designation. We plan to continue to seek and incorporate FDA guidance in our ongoing development plans.  If we fail to consult or solicit guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

In a separate Phase 1 clinical trial, we are also exploring posterior, or back of the head, delivery of drug into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the ongoing Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen.

Administration of VY-AADC with this posterior approach has been well-tolerated with no reported serious adverse events, or SAEs, with most patients discharged from the hospital the day after surgery.

Due to the nature of the techniques being used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of clinical benefit. For example, physicians may use cannulas, which are small tubes, of differing lengths in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which we intend to use in the Phase 2 clinical trial, and it may not generate outcomes that are clinically superior to those of the transfrontal approach.

Informed by the results of the Phase 1 clinical trials, we have determined that the posterior approach is the preferred surgical route of administration for the Phase 2 clinical trial. For the Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. We have not previously evaluated this dose in a clinical trial. The dose concentration and volume we have selected for the Phase 2 clinical trial may not achieve the desired safety and efficacy in the Phase 2 randomized, controlled clinical trial.

The Phase 2 trial is a randomized, placebo-controlled trial with a planned enrollment of up to 42 patients who have been diagnosed with Parkinson’s disease for at least four years. Patients will be randomized 1:1 to either VY-AADC or placebo surgery. After treatment with either VY-AADC or placebo surgery, patients will be followed in a blinded manner for 12 months, at which point, the trial will unblind, and safety and efficacy measures will be assessed. The primary efficacy endpoint of the trial is the improvement from baseline to 12 months in a patient’s self-reported diary ON time without troublesome dyskinesia in the VY-AADC treatment arm compared to the placebo surgery arm. Multiple secondary endpoints include the assessment of other motor function from patient diaries as well as assessments from the United Parkinson’s Disease Rating Scale (UPDRS) scores, including UPDRS-3 and UPDRS-2 scores. The Phase 2 trial is 80% powered to detect a 2.0 hour improvement in the primary endpoint of diary ON time without troublesome dyskinesia from baseline to twelve months for the treatment arm compared with the placebo arm.

We are using a different manufacturing process for our AAV gene therapy vector in later stage Parkinson’s clinical trials. We have begun to manufacture VY-AADC using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in our Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of our Phase 2 clinical trial in Parkinson’s disease may differ from the results of our Phase 1b or our Phase 1 posterior clinical trials based on VY-AADC manufactured using our baculovirus/Sf9 system.

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

We have very limited experience with clinical trials. The ongoing Phase 1b clinical trial of VY‑AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at four locations including UCSF and UPMC. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate our Phase 2 clinical trial for our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback, and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a BLA filing or approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

•	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological diseases;
•	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC;
•	formulation changes to our product candidates may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
•	size of the patient population and process for identifying patients;
•	design of the trial protocol;

•	eligibility and exclusion criteria;
•	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective patients;
•	lack of adequate compensation of patients;
•	ability to obtain and maintain patient consent;
•	risk that enrolled patients will drop out before completion of the trial;
•

our ability to locate appropriately trained physicians to conduct such clinical trials, which may be particularly difficult for the VY‑AADC clinical trial, in which we are currently using the ClearPoint System, which is only available at a small number of academic medical centers in the United States;

•	our ability to commercially launch V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
•	willingness of patients to participate in a placebo-controlled trial;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

•

insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in our Phase 2 clinical trial in Parkinson’s disease associated with the commercial availability of V-TAG;

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY‑AADC and VY‑HTT01 will be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY‑AADC. In the ongoing Phase 1b clinical trial of VY-AADC, we are using the ClearPoint System, which has only been used in limited gene therapy neurosurgeries to date to provide accurate placement of the cannula in the putamen, to allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the ongoing Phase 1b trial at UCSF experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY‑AADC. In future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we are currently developing. For VY-SOD102 in the treatment for ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedure, or problems were encountered with the use of V-TAG, our clinical trials could be suspended or terminated.

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

We may be unable to obtain orphan drug designation or exclusivity for any of our product candidates for which we seek such designation. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. For products for which we may obtain orphan drug designation or exclusivity, we may be unable to prevent the approval or marketing authorization of other similar products based upon regulator decisions regarding product “sameness”.

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

Even if we seek orphan drug designation from the FDA, the European Commission or other regulatory agencies for a product candidate, there can be no assurances that the regulatory agency or agencies will grant such designation. Additionally, the designation of any of our product candidates as an orphan drug does not guarantee that any regulatory agency will ultimately approve that product candidate or prevent other products from receiving marketing authorization due to decisions of the applicable regulatory agency regarding “sameness” of the products.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any current or future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they may not be able to commercialize our products, and our ability to generate revenue may be materially impaired.

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

We are aware of several companies focused on developing gene therapies in various indications, including bluebird bio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Actus Therapeutics, Inc., Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in July 2018), or Agilis, Applied Genetic Technologies Corporation, Alector, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis in April 2018), Axovant Sciences, Ltd., GenSight Biologics SA, LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., Nightstar Therapeutics plc, Prevail Therapeutics, Inc., REGENXBio Inc., Solid Biosciences, Inc., uniQure NV, Pfizer, Inc., or Pfizer, and Spark, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•VY-SOD102 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen Inc., or Biogen, and a gene therapy being developed by AveXis;

•VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV-FXN being developed by Adverum Biotechnologies, AAV-FXN being developed by Pfizer, and frataxin targeted gene therapy being developed by Agilis, and BMN 290 being developed by BioMarin Pharmaceutical Inc.;

•VY-HTT01 for Huntington’s disease will potentially compete with IONIS-HTTRx being developed by Ionis in collaboration with F. Hoffmann-La Roche Ltd., or Roche, WVE-120101 and WVE-120102 being developed by WAVE Life Sciences in collaboration with Takeda Pharmaceuticals, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Shire plc (acquired by Takeda in May 2018), and gene therapies being developed by uniQure and Spark;

•Our tau-related diseases program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Genentech Inc. (wholly owned subsidiary of Roche Holding AG) in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie Inc., Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and

•VY-NAV01 for severe, chronic pain will potentially compete with Nav1.7 inhibitors being developed by Teva Pharmaceuticals, Biogen, Genentech Inc. (wholly owned subsidiary of Roche Holding AG) in collaboration with Xenon Pharmaceuticals, Inc., Amgen, Inc., and Astellas Pharma Inc, and Nav1.8 inhibitors being developed by Vertex.

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the Phase 1b clinical trial of VY-AADC and the separate Phase 1 posterior trajectory trial have used the ClearPoint System from MRIC.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative agreements with large and established companies. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than us or may obtain orphan drug or other marketing exclusivity, which could result in our competitors establishing a strong market position before we are able to enter the market or reducing the number of available subjects for enrollment in our clinical trials to support regulatory submissions and approvals of our product. Additionally, technologies developed or acquired by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and registering patients for clinical trials.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials or manufacturing control requirements. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates in the European Union but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time‑consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to our Parkinson’s disease, Friedreich’s ataxia and Huntington’s disease programs and a future program, or the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s disease program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme exercises an option for a Split Territory Program, except for our Parkinson’s disease program, it is required to make an option exercise payment to us. Furthermore, at the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option, or the Optioned Programs. Our research and development activities in connection with the collaboration might not be successful. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. If Sanofi Genzyme were to elect not to exercise an option, we would have incurred significant development expenses but not receive the option exercise payment or be eligible to receive future milestone or royalty payments related to such program. For example, in October 2017, Sanofi Genzyme notified us that it had decided not to exercise its option for the ex-U.S. rights to VY-AADC and terminated the portion of its collaboration with us concerning Parkinson’s disease. As a result of Sanofi Genzyme’s decision, the Company is no longer entitled to receive up to $105.0 million of milestone payments related to the Parkinson’s program.

If Sanofi Genzyme exercises one or more options, following such exercise, Sanofi Genzyme will have sole responsibility for the development and commercialization of the product candidates from such program in the applicable territory. Sanofi Genzyme will have the sole discretion to determine and direct its efforts and resources, including the ability to discontinue all efforts and resources it applies to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by the Optioned Programs in the applicable territories. Sanofi Genzyme may not be effective in obtaining approvals for the product candidates developed from the Optioned Programs or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Furthermore, Sanofi Genzyme may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Sanofi Genzyme has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If Sanofi Genzyme fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the Optioned Programs in the applicable territories, or if Sanofi Genzyme terminates our collaboration, our business, financial condition, results of operations and prospects would be harmed.

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

We have only used the ClearPoint System to deliver our product candidates. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System, may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

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

Investigators in the Phase 1b clinical trial of VY-AADC and the separate Phase 1 posterior trajectory trial used the real-time, intra-operative, MRI system called the ClearPoint System from MRIC. However, not all neurosurgical units within the United States utilize this system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We intend to use the ClearPoint System at certain sites in our Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC, as there currently is no other manufacturer of the ClearPoint System. To date, we are not aware of any other commercially available medical device that has been deemed substantially equivalent to the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

Management of MRIC, the manufacturer of the ClearPoint System, has expressed substantial doubt as to the ability of MRIC to continue as a going concern on several occasions. As of June 30, 2018, MRIC reported cash and cash equivalents of $6.7 million and secured debt (senior and junior) totaling approximately $5.2 million on its balance sheet. MRIC also reported a net loss of $1.9 million and $3.5 million for the three and six months ended June 30, 2018.

We are developing V-TAG as our own real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s disease program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the Center for Devices and Radiological Health of the FDA. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

We are currently exploring collaborations for V-TAG and expect to rely on third parties in the development and manufacture of the device. In May 2018, for example, we entered into a master services and supply agreement with MRIC which provides for MRIC to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. Collaborations, including our collaboration with MRIC, are subject to risks similar to those described elsewhere in this “Risk Factors” section, and the corporate objectives of such current and potential future collaborators may not be consistent with our best interests. If we are unable to enter into additional collaborations or any collaborations are not successful, use of V-TAG in our clinical trials could be adversely affected, and our clinical trials, including our Phase 2 clinical trial, could be delayed.

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

We expect to rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other clinical development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. Our reliance on these third-parties does not relieve us of our regulatory responsibilities. For example, our Phase 1b clinical trial of VY-AADC and our separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted by four locations, including UCSF and UPMC. We expect to conduct our Phase 2 clinical trial at approximately twenty-four clinical trial sites (including neurosurgical and neurology patient referral sites). If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials.

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

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s current good manufacturing practices, or cGMPs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale.

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

Gene therapy remains a novel technology, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well‑publicized adverse events, including cases of leukemia and death seen in other trials using non-AAV gene therapy vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Further, in many of our license agreements we are responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Certain of our license agreements contain “no challenge” clauses which preclude and prevent us from taking any action to limit or narrow the intellectual property of a licensor. In some cases these limitations extend to any intellectual property of our licensor and not just that which is licensed to us. Such constraints may limit our ability to develop or commercialize products or to expand such efforts beyond the scope of any license. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

The patent prosecution process is expensive, time‑consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some cases, we may be able to obtain patent protection, but such protections may expire before we commercialize the product protected by those rights, leaving us no meaningful protection for our products.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value, narrow the scope, or eliminate the enforceability of our and our licensors’ patent protection.

We may not be aware of all third‑party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, only upon issuance or not at all. Therefore, we cannot be certain that we, or a licensor, were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, respectively, or which entity was the first to file for patent protection until such patent application publishes or issues as a patent. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability which may be challenged in the courts and patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in‑license or use these proprietary rights. We may be unable to acquire or in‑license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing or acquisition of third‑party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third‑party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical or technical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to patent agencies. The USPTO and various non‑U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non‑compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, and may compromise the strength of other intellectual property in our portfolio. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2014 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. With Brexit, there is uncertainty associated with obtaining, defending, and enforcing intellectual property rights in the United Kingdom. International treaties and regulations promulgated as a result of this transition could impede or eliminate our ability to obtain or maintain meaningful intellectual property rights in the United Kingdom.  Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our technology or product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering our technology or one of our product candidates, the defendant could counterclaim that the patent covering such technology or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non‑enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re‑examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our technology or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates or our supporting technology. Such a loss of patent protection could harm our business.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court of the United States, or the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well‑understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent‑ineligible natural phenomenon into patent‑eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent‑eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. In Myriad, the Supreme Court held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible.

On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners titled 2014 Procedure for Subject Matter Eligibility Analysis of Claims Reciting or Involving Laws of Nature/Natural Principles, Natural Phenomena, and/or Natural Products. These guidelines and more recent guidelines superseding them, including those pertaining to Berkheimer v HP, Inc. (April 19, 2018) and Vanda Pharmaceuticals, Inc. v West-Ward Pharmaceuticals (June 7, 2018) instruct USPTO examiners on the ramifications of the court rulings as applied to natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.

We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court’s decisions in Prometheus and Myriad or other recent decisions may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have an adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Outside the United States, other courts have also begun to address the patenting of genetic material. In August 2015, the Australian High Court ruled that isolated genes cannot be patented in Australia. The decision did not address methods of using genetic material. Any ruling of a similar scope in other countries could affect the scope of our intellectual property rights. The ambiguities and changing law in all countries as to patenting genetic material may directly affect our ability to secure and/or maintain patent protection for our products.

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

The Biologics Price Competition and Innovation Act of 2009 provides 12 years of market exclusivity for a reference biological product. We may not be able to obtain such exclusivity for our products. Moreover, the applicable time-period or the scope of patent protection afforded during any such extension could be less than we request. If we are unable to obtain patent term extension or the scope of term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be materially reduced.

If our trademarks and trade name are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We own service mark registrations in the USPTO for the marks “VOYAGER THERAPEUTICS” and “VOYAGER THERAPEUTICS Logo.” Our trademarks or our trade name may be challenged, infringed, circumvented or declared generic or found to infringe prior third-party marks. We may not be able to protect our rights in our trademarks or in our trade name, which we need in order to build name recognition among potential partners or customers in our markets of interest. It is possible that competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of prior registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade name. Over the long term, if we are unable to establish name recognition based on our trademarks and trade name, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce and protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and such rights may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make gene therapy products that are similar to our product candidates but that are not covered by the claims of the patents that we own, license or may access in the future;
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

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may have an adverse effect on our business; and
•	we may choose not to file a patent for certain inventions, trade secrets or know‑how, and a third party may subsequently file a patent covering such intellectual property.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, investment funds affiliated with Fidelity Management Research Company, or Fidelity, and investment funds affiliated with BB Biotech AG represent beneficial ownership, in the aggregate, of approximately 44% of our outstanding common stock as of September 30, 2018. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriter of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in an at-the-market offering under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of September 30, 2018, $75.0 million in shares of common stock remain eligible for sale under the sales agreement.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From July 1, 2018 through September 30, 2018, the sales price of our common stock ranged from a high of $22.29 to a low of $16.62 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

We may take advantage of these exemptions until we are no longer an EGC. We would cease to be an EGC upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, which is December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non‑affiliates exceeds $700.0 million as of June 30th.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 16, 2018, we issued to our new President and Chief Executive Officer, G. Andre Turenne, a non-statutory stock option to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $18.03 per share.  This option was granted as an inducement material to Mr. Turenne’s entry into employment with us and was issued outside our existing equity compensation plans in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4).  We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying this stock option prior to the time at which the shares underlying this option become exercisable.

ITEM 5.OTHER INFORMATION

On November 7, 2018, our board of directors, following the recommendation of the compensation committee, promoted Allison Dorval, our Vice President of Finance, to the position of Chief Financial Officer. Ms. Dorval will continue to serve as our Principal Financial Officer and Principal Accounting Officer. In connection with her promotion and effective upon her execution of an employment agreement, Ms. Dorval’s base salary was increased to $340,000, and she became eligible to receive an annual performance bonus targeted at 40% of her annual base salary then in effect, with the actual amount of such bonus, if any, to be determined by the board of directors or the compensation committee thereof. As additional consideration of her employment, Ms. Dorval also received a stock option grant to purchase 45,000 shares of common stock under our 2015 Stock Option and Incentive Plan, or the Plan. Ms. Dorval’s option is subject to the terms and conditions set forth in the Plan and the applicable form of stock option agreement previously approved by the board of directors. Ms. Dorval’s option has have an exercise price per share equal to the closing sale price of our common stock on The Nasdaq Global Select Market on November 7, 2018, or the effective date; has a ten-year term; and vests over a four-year period, with 1/48th of the shares underlying the award vesting on the date that is one month from the effective date and an additional 1/48th of the shares underlying the award vesting at the end of each subsequent one-month period until the fourth-year anniversary of the effective date.

The terms of Ms. Dorval’s employment as Chief Financial Officer are reflected in an employment agreement, or the Dorval Employment Agreement, dated as of the effective date, which provides that in the event that we terminate Ms.  Dorval’s employment without “Cause,” or she terminates her employment with us for “Good Reason” (as such terms are defined in the Dorval Employment Agreement), and such termination occurs at any time outside of the 12-month period following the consummation of a “Sale Event” (as defined in the Dorval Employment Agreement), Ms. Dorval will be eligible to receive her base salary for a period of 12 months, the pro rata portion of her target annual bonus (based on the date of termination), and, to the extent allowed by applicable law and the applicable plan documents, continuation of group health insurance premium payments under COBRA for a period of up to 12 months, or such date on which she obtains alternative coverage. In the event that we terminate Ms. Dorval’s employment without Cause or she terminates her employment with us for “Good Reason” within the 12-month period following the consummation of a Sale Event, Ms. Dorval will be eligible to receive the severance benefits described above in addition to full acceleration of the applicable vesting of all time-based equity awards then held by her. All severance benefits under the Dorval Employment Agreement are subject to Ms. Dorval’s execution of and compliance with an irrevocable separation agreement and release of claims in favor of the Company and its affiliates. The Dorval Employment Agreement replaced Ms. Dorval’s existing employment arrangement with us, except that the existing confidentiality, non-competition and assignment agreement between Ms. Dorval and us previously executed remains in full force and effect.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Non-Qualified Stock Option Agreement, by and between Voyager Therapeutics, Inc. and G. Andre Turenne, dated as of July 16, 2018					X

10.2	Consulting Agreement, by and between Voyager Therapeutics, Inc. and Steven M. Paul, M.D., dated August 2, 2018.	10-Q	10.5	8/7/2018	001-37625	10-Q

10.3	Employment Agreement, by and between Voyager Therapeutics, Inc. and Allison Dorval, dated November 7, 2018					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

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

Date: November 7, 2018	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)