Form 10-K
period 2018-12-31
Voyager Therapeutics, Inc.
filed 2019-02-26
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $442.0 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 22, 2019, there were 32,616,999 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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
•

our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC as a treatment for Parkinson’s disease through the ongoing Phase 1b clinical trial and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;

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
•

our strategic collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme; AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine Biosciences, Inc., including the possibility and timing of Sanofi Genzyme or AbbVie exercising their respective options to certain of our programs as specified in the applicable collaboration agreements;

•	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
•	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
•	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
•	our ability to maintain consistency with results from our ongoing Phase 1b clinical trial and our separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials; and
•	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

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

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial-scale. In addition to our capsid optimization efforts, we leverage novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of our AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. We believe we can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with our novel capsids.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme, AbbVie, and Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and our collaboration with AbbVie focusing on tau-related diseases, or the AbbVie Tau Collaboration, which commenced in February 2018. Additionally, we recently entered into collaborations with Neurocrine, or the Neurocrine Collaboration, which we expect to commence in the first half of 2019, and with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration.

Our pipeline of gene therapy programs is summarized in the table below:

Program
Preclinical
Lead Candidate Selection
Phase 1
Phase 2-3
VY-AADC (1)
Parkinson's Disease
Neurocrine BIOSCIENCES
Co-develop option U.S.
VY-SOD101
Monogenic form of ALS
VY-HTT01 (2)
Huntington's Disease
SANOFI GENZYME
Co-promote U.S./ex-U.S. opt-in rights
VY-FXN01 (3)
Friedreich's Ataxia
Neurocrine BIOSCIENCES
Co-develop option U.S.
SANOFI GENZYME
ex-U.S. opt-in rights
Tau and Alpha-synuclein Programs (4)
Alzheimer's disease, PSP FTD, PD, synucleinopathies (5)
abbvie
VY-NAV01
Severe, Chronic Pain

(1) Voyager has option to co-commercialize U.S., or grant Neurocrine commercial rights (2) Sanofi Genzyme has ex-U.S. options and option to co-promote in the U.S. (3) Voyager has option to co-commercialize U.S., or grant Neurocrine commercial rights; Sanofi Genzyme maintains ex-U.S. options (4) Tau program in collaboration with AbbVie (5) PSP = Progressive Supranuclear Palsy, FTD = Frontotemporal Dementia, PD=Parkinson's disease

Our pipeline consists of programs for severe neurological indications, including Parkinson’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Huntington’s disease; Friedreich’s ataxia; tau-related diseases including Alzheimer’s disease, frontotemporal dementia, or FTD, and progressive supranuclear palsy; or PSP, Alpha-synuclein related diseases for Parkinson’s disease and other synucleinopathies; and severe, chronic pain. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for certain of our product candidates in the United States, Europe, and Japan.

Our most advanced clinical candidate, VY-AADC for the treatment of Parkinson’s disease, is being evaluated for safety and efficacy of escalating doses in an open-label, Phase 1b clinical trial. We have completed enrolling the Phase 1b trial of VY-AADC and continue to monitor results. Preliminary data from Cohorts 1 through 3 from this trial were reported beginning in late 2016 and most recently in November 2018.

In December 2018, we announced randomization of the first patient in our RESTORE-1 Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and efficacy of VY-AADC for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The RESTORE-1 Phase 2 trial will enroll patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. Patients who meet the eligibility criteria will be randomized (1:1) to one-time administration of VY-AADC (for a total dose of up to 2.5×1012  vector genomes, or vg) or placebo surgery.

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for ALS, Huntington’s disease, Friedreich’s ataxia, tau-related neurodegenerative diseases and the treatment of severe, chronic pain. If preclinical studies prove successful, we plan to file investigational new drug, or IND, applications for our ALS and Huntington’s disease programs during 2019.

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an adeno-associated virus capsid and a proprietary transgene that selectively knocks down, or reduces, levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time, intraparenchymal infusion after laminectomy to the cervical spinal cord of the mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This delivery approach yielded safe and significant reduction of SOD1 at 4 weeks post-dosing at the site of the infusion and throughout the spinal cord, most notably in the cervical and thoracic regions critical for respiratory function. Further preclinical studies are underway with VY-SOD102 which, if successful, will support a potential filing of an IND application in 2019.

In 2017, we selected VY-HTT01 as our clinical candidate for the treatment of Huntington’s disease. Recent preclinical delivery studies have further optimized the dosing paradigm to support filing of a potential IND application. VY-HTT01 is composed of an adeno-associated virus capsid (AAV1) and proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA. In late 2018, we presented results demonstrating significant reduction of HTT mRNA at five weeks post-dosing in adult non-human primates using a magnetic resonance imaging, or MRI,  guided surgical delivery of VY-HTT01 and a novel delivery paradigm targeting both the putamen and thalamus. Targeting the thalamus in addition to the putamen leverages more extensive and more preserved neuronal pathways to the cortex than delivery to the putamen alone. This novel dosing paradigm with VY-HTT01 resulted in safe and significant suppression of HTT in the striatum and in cortical neurons, which are critical in the progression of disease. Further preclinical studies are underway with VY-HTT01 which, if successful, will support a potential filing of an IND application in 2019.

Additional preclinical studies are underway including steps to optimize a lead clinical candidate for the treatment of Friedreich’s ataxia. Additionally, we are collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. We are also conducting proof-of-concept studies on our VY-NAV01 program for the treatment of severe, chronic pain.

In January 2019, we announced the Neurocrine Collaboration focused on the development and commercialization of our VY-AADC gene therapy program for Parkinson’s disease and VY-FXN01 gene therapy program for Friedreich’s ataxia, as well as rights to two programs to be determined. Agreements related to the Neurocrine Collaboration including the collaboration and license agreement are subject to certain conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. We expect our work to commence under the Neurocrine Collaboration in the first half of 2019. In February 2019, we announced the AbbVie Alpha-Synuclein Collaboration to develop and commercialize vectorized antibodies directed at pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies.

In addition to the programs described above, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector.

Finally, we developed our own real-time, intra-operative, MRI compatible device, the Variable Trajectory Array Guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drug to the putamen and other surgical procedures to avoid blood vessels and reduce the risk of potential hemorrhage during surgery and to maximize drug coverage of the putamen. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA provided 510(k) clearance for V-TAG. We are currently working with a collaborator on process development and manufacturing of the device. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1b clinical trial of VY-AADC and Phase 1 posterior trajectory trial. We expect to use both our own V-TAG and the ClearPoint System in our RESTORE-1 Phase 2 clinical trial.

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

In October 2017, Sanofi Genzyme notified us that it had decided not to exercise its option for the ex-U.S. rights to VY-AADC for Parkinson’s disease. As a result, we are no longer entitled to receive $45.0 million and $60.0 million of regulatory and commercial milestone payments from Sanofi Genzyme, respectively, related to the Parkinson’s program under the Sanofi Genzyme Collaboration.  If we use certain Sanofi Genzyme technology in VY-AADC, Sanofi Genzyme is entitled to receive low-single-digit royalty payments based on a percentage of net sales by us, and we may be obligated to make certain regulatory milestone payments to a third-party licensor.

AbbVie Tau Collaboration

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie for the research, development, and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the agreement, we received an upfront payment of $69.0 million and may receive future option fees, development and regulatory milestone payments and royalties. Under the terms of the agreement, we will perform specified research, preclinical, and Phase 1 development activities regarding vectorized antibodies directed against tau, after which AbbVie may select one or more vectorized antibodies to proceed into IND-enabling studies and clinical development. We will be responsible for the research, IND-enabling studies, and Phase 1 clinical trial activities and costs. Following the completion of Phase 1 clinical development, AbbVie has an option to license the vectorized tau antibody program and would then lead further clinical development and global commercialization for the product candidates pursuant to the agreement.  We may earn up to $215.0 million in option exercise fees for such preclinical and Phase 1 development activities. In addition to the upfront payment and the potential option exercise payments, we are eligible to receive up to $895.0 million in development and regulatory milestones for each vectorized tau antibody compound. We are also eligible to receive tiered, escalating royalties in a range, subject to certain specified exceptions, from a high-single digit to a mid-to-high teen percentage of the global net sales of the vectorized antibodies for tauopathies, including Alzheimer’s disease and other neurodegenerative diseases. We also have an option to share in the costs of clinical development for higher royalty rates. Under the terms of the agreement, each party will own the entire right, title and interest in and to all know-how and patent rights first made or invented solely by it or its affiliates or its or their sublicensees in the course of the collaboration, with certain specified exceptions. We have also agreed to grant AbbVie a worldwide license to certain know-how and patent rights developed by us or jointly by the parties arising from the collaboration.

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including our Parkinson’s disease program, or AADC Program, our Friedreich’s ataxia program, or FA Program, and two programs, or the Discovery Programs. The Neurocrine Collaboration Agreement is not yet effective and remains subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Annual Report on Form 10-K. Under the terms of the agreement, we will receive an upfront payment of $165.0 million, inclusive of $50.0 million for the sale of 4,179,728 shares of our common stock, and may receive future development and regulatory milestone payments and royalties. We will use commercially reasonable efforts to develop the products in each of these programs. Neurocrine will be responsible for all costs incurred by us in conducting these activities for each program, in accordance with an agreed budget.

Under the terms of the agreement for the AADC Program, Neurocrine will fund the clinical development of the RESTORE-1 Phase 2 clinical trials for VY-AADC. After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC with Neurocrine in the U.S. under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) grant Neurocrine full global commercial rights in exchange for milestone payments and royalties based on global sales. Under the terms of the agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the U.S. under a 60/40 cost- and profit-sharing arrangement, or (2) grant Neurocrine full worldwide commercial rights in exchange for milestone payments and royalties based on global sales, subject to Sanofi Genzyme’s option to commercialize the FA Program in countries outside the United States. Under the terms of the agreement for the two Discovery Programs, Neurocrine will fund the development of those programs and we have the right to earn milestone payments and royalties based on global sales.

In addition to the upfront payment, we are eligible to receive aggregate development milestone payments under (i) the AADC Program of up to $170.0 million, (ii) the FA Program of up to $195.0 million, and (iii) each of the Discovery Programs of up to $130.0 million each. We may also be entitled to receive aggregate commercial milestone payments for each collaboration product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all programs of $1.1 billion. We are also eligible to receive royalties, based on future net sales of the collaboration products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the AADC Program, from the mid-teens to thirty and the low-teens to twenty, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively.

AbbVie Alpha-Synuclein Collaboration

In February 2019, we entered into an exclusive collaboration and option agreement with AbbVie for the development and commercialization of vectorized antibodies directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies. Under the terms of this agreement, we will receive and upfront payment of $65.0 million and may receive future option fees, development,  regulatory, and commercial milestone payments, and royalties. Under the terms of the agreement, we and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds, or research compounds, comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration is comprised of a research period and a development period. We are obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie. We are obligated to use diligent efforts to conduct antibody engineering and other research activities to create the Research Compounds and to develop product candidates containing or comprised of such Research Compounds, which we refer to as Product Candidates. We are solely responsible for the costs and expenses during the research period. During a specified portion of the Research Period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four Research Compounds and their corresponding Product Candidates to proceed to the development period, after which AbbVie may exercise its option to license such Product Candidates following Phase 1 results, for which we may earn up to $245.0 million in option exercise payments in aggregate.  In addition to the upfront payment and the potential option exercise payments, we are eligible to receive up to $727.5 million in development and regulatory milestones for each Licensed Compound. We are also eligible to receive tiered, escalating royalties, in the mid-single-digit percentage range on aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, as well as up to $500.0 million in commercial milestones based on aggregate annual net sales thresholds of Licensed Products.  The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits.  Subject to certain exceptions, each of AbbVie and the Company has agreed to be financially responsible for all payments owed to a third party with which it has contracted for any use of in-licensed intellectual property under the Collaboration Agreement.

Mission and Strategy

Our mission is to become the world leader in AAV gene therapy focused on treating severe neurological diseases by developing transformative therapies. Our strategy to achieve this mission is to:

•

Optimize and advance VY-AADC for the treatment of Parkinson’s disease. We continue to evaluate the dosing and delivery of VY-AADC to determine the optimal and safe dose to achieve meaningful clinical benefit for patients with Parkinson’s disease. The November 2018 interim results from the ongoing Phase 1b clinical trial include data from all 15 patients treated in Cohorts 1, 2 and 3 (five patients in each Cohort) including data from patients in Cohort 1 at three years, Cohort 2 at two years and Cohort 3 at 18 months. The results continue to demonstrate durable improvements across multiple measures of patients’ motor function after a one-time administration of the gene therapy, as evidenced by the patients’ diaries, the Unified Parkinson’s Disease Rating Scale, or UPDRS, UPDRS-II and UPDRS-III, and quality of life assessments. The average measure of motor function by UPDRS, or UPDRS-III, on medication score was 13.5 and UPDRS-III off medication score was 37.1, the average measure of activities of daily living by UPDRS, or UPDRS-II. The update of results from the ongoing Phase 1b clinical trial of VY-AADC include a 2.1-hour mean improvement in good ON time from baseline to three years for patients in Cohort 1, a 2.7-hour mean improvement from baseline to 2 years in Cohort 2, and a mean improvement of 1.7 hours from baseline to eighteen months in Cohort 3.

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes, which is defined as a maximum total bilateral dose. This dose is between the up-to-maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. Having selected a dose for the RESTORE-1 Phase 2 trial between the two highest dose Cohorts from the Phase 1b trial, we have performed a combined analysis of the outcomes from the ten patients in Cohorts 2 and 3. Results from the combined ten patients in Cohorts 2 and 3 demonstrated mean increases from baseline in good ON time of 2.4 hours per day at 12 months, the timepoint for the primary endpoint in the RESTORE-1 Phase 2 trial, and 2.6 hours per day at 18 months, the latest timepoint measured for both Cohorts. Of the combined ten patients in Cohorts 2 and 3, seven patients would have met the eligibility criteria for the RESTORE-1 Phase 2 trial based on limits in severity of dyskinesia and minimum OFF time at baseline. For these seven patients, the RESTORE-1 Phase 2 trial relevant group, the mean improvements in good ON time were 2.8 hours at 12 months and 2.5 hours at 18 months. These results were achieved with clinically meaningful and sustained reductions in daily oral levodopa and related medications. In December 2018, we randomized the first patient in the RESTORE-1 Phase 2 clinical trial.

•

Build and advance a pipeline of gene therapy programs focused on severe neurological diseases. Beyond our clinical-stage program for Parkinson’s disease, we have a deep pipeline of AAV gene therapy programs in various stages of preclinical development. We plan to file two additional INDs for our preclinical programs in 2019. We believe that our leadership position in AAV gene therapy for severe neurological diseases and our gene therapy platform provide us with the necessary capabilities to evaluate and capitalize on external opportunities. As such, we plan to opportunistically expand our pipeline through acquisition, in-licensing or other strategic transactions.

•

Continuously invest in our AAV gene therapy platform. We plan to continuously invest in our gene therapy platform to maintain our leadership in AAV gene therapy for neurological diseases. Specifically, we intend to further develop and enhance our gene therapy platform by focusing on (i) vector engineering and optimization; (ii) manufacturing; and (iii) dosing and delivery techniques. We plan to continue generating novel AAV vectors by engineering and optimizing vectors best suited to a targeted disease. We have built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale. We expect to utilize established and novel techniques for dosing and delivery of our AAV gene therapies to the central nervous system, or CNS.

•

Establish a leadership position in commercial-scale, high quality AAV manufacturing. We believe that manufacturing capacity and expertise are critical to successfully treating patients using gene therapy. We have established relationships with multiple current good manufacturing practices, or cGMP, contract manufacturers. Previously, through one of our collaborations, with MassBiologics, an FDA-licensed manufacturer affiliated with the University of Massachusetts Medical School, we initiated cGMP production activities. More recently, we announced additional agreements with Brammer Bio and with Fujifilm Diosynth Biotechnologies, established contract manufacturers that specialize in gene therapy and AAV vectors. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV vectors at scale in insect-derived cells, originally invented and developed by several current and former members of our production team while at the National Institutes of Health, or NIH, which we continue to improve upon. We believe that having oversight through these key relationships over our own commercial manufacturing process is critical to ensuring quality product with commercial yields.

•

Retain commercialization rights to our programs. We hold worldwide rights for our ALS, and severe, chronic pain programs. We have retained co-development and co-commercialization rights for our Parkinson’s disease and Friedreich’s ataxia programs under our Neurocrine Collaboration and for our Huntington’s disease program under our Sanofi Genzyme Collaboration, respectively. As these and other programs advance through late-stage clinical development, we intend to build our own sales and marketing infrastructure and leverage our partnerships to support our programs where we have retained commercialization rights. These collaborations also represent an important advance in our strategy to leverage our AAV gene therapy platform and programs through collaborative partnerships with biopharmaceutical companies that bring complementary expertise, capabilities, and experience, in addition to capital.

•

Expand our intellectual property portfolio.  We seek to have an industry leading intellectual property portfolio. To that end, we seek patent rights for various aspects of our programs, including vector engineering and construct design, our production process, and all features of our clinical products including compositions and methods of delivery. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent rights for promising aspects of our gene therapy platform and product candidates.

AAV Gene Therapy for Neurological Diseases

Gene therapy is an approach whereby gene expression is directly altered in patients to address the underlying cause or predominant manifestations of disease. We believe that the targeted nature of gene therapy may enable powerful treatment options and provide these patients with meaningful and durable benefits.

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

Safety. AAV is believed to be safe and is not known to cause any disease in humans. No vector-related serious adverse effects, or SAEs, have been reported in the more than 1,500 patients, including over 200 patients for neurological indications, treated with AAV gene therapy to date.

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

While we are currently focused on gene replacement and gene knockdown approaches, we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including the direct delivery of monoclonal antibodies to the CNS (such as in our collaborations with AbbVie), as well as gene editing to correct or delete a gene in the cell genome.

The Voyager Gene Therapy Platform

We have built a gene therapy platform that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe neurological diseases. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies to target cells that are critical to the disease of interest either directly to discrete regions of the brain, or, more broadly, to the spinal cord region. We believe that optimizing each of these parameters is a key factor for overall program success. We expect that our current and future pipeline programs will make use of technological advances generated with our gene therapy platform.

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

Vector Engineering and Optimization

We have advanced or intend to advance our multiple preclinical programs towards selection of lead clinical candidates using AAV vectors that we believe are best suited for each of our programs either through use of our existing capsids, through exercising a non-exclusive worldwide commercial license to capsid sequences covered by third parties, or by engineering or optimizing novel capsids. The key components of an AAV vector include: (i) the capsid; (ii) the therapeutic gene, or transgene; and (iii) the promoter, or the DNA sequence that drives the expression of the transgene.

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

Manufacturing at Commercial Quality and Scale

The ability to produce high quality AAV vectors at commercial-scale is a critical success factor in AAV gene therapy. While at the NIH, former members of our production team invented and developed a baculovirus/Sf9 AAV production system, which we use and have continued to improve. This system has a number of attributes that we believe will enable high quality commercial-scale manufacturing, including:

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

We have built a state-of-the-art process research and development production facility for manufacturing research-grade AAV vectors onsite at our Cambridge, Massachusetts headquarters. We have also established multiple contract manufacturing relationships with companies specializing in the manufacture of gene therapy and AAV vectors.

Optimized Delivery and Route of Administration

Identifying the optimal route of administration and delivery parameters for AAV gene therapy, such as infusion volume, flow rate, vector concentration and dose and formulation for a specific disease, are critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. We aim to develop clinically feasible protocols that yield reproducible results across patients. For our Parkinson’s disease and Huntington’s disease programs, we are pursuing direct injection into the brain, called intraparenchymal injection. For our ALS SOD1 and Friedreich’s ataxia programs, we are evaluating multiple routes of administration including injection into the CSF within the cerebrospinal space, called intrathecal injection, as well as intravenous injection, intraparenchymal injection, and other delivery alternatives.

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

Consequently, we developed the Voyager Trajectory Array Guide, or V-TAG™, as our own device for use as a real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems for this and other surgical procedures. We received 510(k) clearance from the FDA in July 2018. We are currently working with a collaborator on process development and manufacturing of the device. We believe that our experience gained from our VY-AADC program, including the use of V-TAG, can be applied to AAV gene therapy delivery for our Huntington’s disease program and possibly other projects as well.

Overview of Intraparenchymal Delivery

Courtesy of: Okinawa Institute of Science and Technology.

Overview of Our Pipeline

We have leveraged our gene therapy platform to assemble a pipeline of novel AAV gene therapies for the treatment of severe neurological diseases with high unmet medical need. Depending on the disease, our current AAV gene therapies will use either a gene replacement or gene knockdown approach. Our goal is to address the underlying cause or the predominant manifestations of a specific disease by significantly increasing or decreasing expression of the relevant proteins at targeted sites within the CNS.

Parkinson’s Disease Program: VY-AADC

Disease and VY-AADC Overview

Parkinson’s disease is a chronic, progressive and debilitating neurodegenerative disease that affects approximately 1 million people in the United States and 6 million people worldwide. Parkinson’s disease is characterized by a loss of dopamine and its function. Dopamine is a chemical “messenger” that is produced in the brain and is involved in the control of movement. Some chemicals, like dopamine, are made from other chemicals by proteins called enzymes. Dopamine is made in the brain when the enzyme AADC (aromatic l-amino acid decarboxylase) converts the chemical levodopa to dopamine. Levodopa, AADC, and dopamine are each present at normal levels in healthy people.

When dopamine levels decrease in the brain and there is no longer enough to control movement, the motor symptoms of Parkinson’s disease including tremors, slow movement or loss of movement, rigidity, and postural instability, may occur. When this happens, a doctor may prescribe a levodopa medication, which is converted into dopamine by AADC in substantially the same way that naturally occurring levodopa is converted to dopamine.

As Parkinson’s disease worsens, there is less AADC enzyme in parts of the brain where it is needed to convert levodopa to dopamine. Therefore, the amount of dopamine that is produced from each dose of levodopa medicine may be reduced. When this happens, patients’ motor function may worsen and a less predictable response to medications may occur.

Our investigational gene therapy VY-AADC is designed to put the AADC enzyme into brain cells where it can convert levodopa to dopamine. To do this, the AADC gene is delivered inside a transporter called “adeno-associated viral vector,” which we refer to as AAV, much like a letter that carries the instructions the brain needs to make the AADC enzyme with the AAV as the envelope that carries the letter.

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

Positron emission tomography, or PET, imaging with tracers specific for AADC enzyme activity demonstrated a significant and sustained increase of activity in the brain region where the vector had been delivered. Increased responsiveness to levodopa was also evidenced by significant behavioral improvements observed post-treatment with the gene therapy compared to pre-treatment. In five animals, the mean improvement in behavior was determined at various doses of levodopa both one month before treatment, as a baseline measure for comparison purposes, and then again six months after treatment. A strong PET signal was observed in all five animals following treatment, confirming delivery of AADC into the putamen. Animals were significantly more sensitive to levodopa six months following treatment with the gene therapy when compared to baseline, as shown below.

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

Previous Phase 1 Clinical Trials

The UPDRS is a standard and widely used four-part clinical rating scale for Parkinson’s disease that evaluates cognitive, functional, and motor deficits, as well as medication-related complications. UPDRS Part III measures motor function by physician examination. The UPDRS is conducted when patients are taking their Parkinson’s disease medications (referred to as “on” medication) and when patients are not taking their Parkinson’s disease medications (referred to as “off” medication). In addition, a patient-completed Hauser diary records the patient’s motor response over the course of several days as ON time when they have good mobility with or without non-troublesome dyskinesia, or uncontrolled, involuntary movement; OFF time when they have poor mobility; and ON time with troublesome dyskinesia when they have uncontrolled movements. As shown in the figure below, diary ON time decreases, while OFF time and dyskinesias increase as patients progress from the early honeymoon period into later stages of Parkinson’s disease.

Overview of Progression of Parkinson’s Disease (PD)

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

The Phase 1 clinical trial at UCSF was conducted in a total of 10 patients with Parkinson’s disease. Two doses of VY-AADC were tested, 9×1010 vector genomes, or vg, and 3×1011 vg, with five patients per dose Cohort. The infusion volume was 100µl per putamen, or 200µl per patient. Patients in both Cohorts treated with VY-AADC showed modest improvements in motor fluctuations. At six months following treatment, diary OFF time was observed to be reduced by an average of approximately three hours and a corresponding increase in diary ON time without dyskinesias was also observed. In addition, at six months following treatment, an approximately 30% improvement in UPDRS total score both on-medication and off-medication UPDRS Total score, was observed, as shown in the table below.

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

While no gene therapy related SAEs were reported, three patients experienced minor hemorrhages related to the surgical procedure. Two of the hemorrhages were asymptomatic, noticed only on imaging, and one was symptomatic with the patient making an almost complete recovery. Nevertheless, the stereotactic injection protocol used in the surgical procedure was modified to avoid specific blood vessels and no further hemorrhages were reported. In our ongoing Phase 1b clinical trial, we implemented the use of real-time, intra-operative MRI guidance. The use of this intra-operative MRI guidance is a significant advancement in vector delivery.

The 10 patients in this Phase 1 clinical trial were followed for up to four years after treatment, and a durable, dose-dependent expression of AADC enzyme activity was observed. Patients treated with both doses of the gene therapy had an increased PET signal, or uptake of the [18F]fluoro-L-m-tyrosine tracer indicative of AADC enzyme activity that persisted for up to four years. Patients treated with the high dose gene therapy had a greater PET signal on average when compared to the low dose Cohort.

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

A similar Phase 1 clinical trial was conducted at Jichi Medical University, or JMU, in Japan using the same vector that was used in the UCSF trial. The primary endpoint of this trial was safety of the treatment. This endpoint was met as the treatment was well-tolerated and no treatment related SAEs were reported. Six patients were treated in this trial and an enhanced PET signal was observed in a subset of patients monitored 96 weeks following treatment. A second, open-label Phase 1/2 trial is currently being conducted at JMU. The primary endpoint of this trial is also safety. This trial is using lower infusion volumes and total doses compared to our ongoing Phase 1b and Phase 2 clinical trials. Importantly, the JMU trial is not using real-time, intra-operative MRI guidance.

While the prior UCSF and JMU clinical results were encouraging and provided evidence of long-term AADC enzyme expression, the magnitude of the clinical benefits observed did not exceed placebo effects observed in previous surgical therapy trials in Parkinson’s disease patients, and the UCSF and JMU trials were not blinded. Further, based on post-operative imaging and our current work using real-time, intra-operative MRI monitoring, we estimate that less than 10% of the putamen volume was covered by the infusion in these trials, which reflects suboptimal distribution of the gene therapy vector in the putamen. We believe that by further optimizing the delivery, dose and infusion volume to substantially increase the coverage of the putamen, a more substantial clinical benefit can be achieved.

Voyager VY-AADC Phase 1b Trial

In 2014, UCSF initiated an open-label Phase 1b clinical trial to optimize the development of VY-AADC. The IND for the Phase 1b trial was filed by UCSF in July 2013 and was transferred to us in October 2015. In November 2017, we completed enrolling this open-label, dose-escalating Phase 1b trial of VY-AADC. The trial included 15 patients with Parkinson’s disease and was designed to evaluate the safety and efficacy of escalating doses of VY-AADC. In this trial, one-time administration of VY-AADC led to improvements in patients’ motor function, and patients were able to reduce their daily levodopa and other Parkinson’s disease medications. To date, administration of VY-AADC has been well-tolerated. In patients treated in this trial, there have been no vector-related serious adverse events reported.

Patients in three Cohorts of five patients each were treated with a single administration of ascending doses of VY-AADC administered under MRI guidance to the putamen, a region of the brain associated with impaired motor function in Parkinson’s disease. The primary endpoints of this trial are safety and tolerability of the treatment. This trial incorporates three key design features:

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

Secondary endpoints of this trial, which are being used to assess the potential pharmacologic activity of VY-AADC, include UPDRS, AADC PET imaging, quality of life, a patient-completed Hauser diary monitoring good ON time without troublesome dyskinesia, and a behavioral test using intravenous levodopa treatment to measure changes in a patients’ sensitivity to levodopa as well as endpoints to measure motor functions.

In November 2018, we updated interim results from the ongoing, open-label Phase 1b clinical trial of VY-AADC for the treatment of Parkinson’s disease. Interim results include data from all 15 patients treated in Cohorts 1, 2 and 3 (five patients in each Cohort) including data from patients in Cohort 1 at three years, Cohort 2 at two years and Cohort 3 at 18 months. Cohort 1 patients received a single administration of VY-AADC at a concentration of 8.3×1011 vg per milliliter, or vg/ml, using an infusion volume of up to 450 µL per putamen, or up to 900 µL per patient, for a total dose of 7.5×1011 vg. Cohort 2 patients received a single administration of VY-AADC at a concentration of 8.3×1011 vg/ml, using an infusion volume of up to 900 µL per putamen, or up to 1,800 µL per patient, for a total dose of 1.5×1012 vg. Cohort 3 patients received a three-fold higher vg concentration of 2.6×1012 with the same infusion volumes of VY-AADC similar to those received by Cohort 2 patients (up to 900 µL per putamen), for a total dose of up to 4.5×1012 vg.

Administration of VY-AADC has been well-tolerated in all fifteen patients treated in the three Cohorts with no reported vector-related SAEs. Fourteen of the 15 patients were discharged from the hospital within two days following surgery. As previously reported, one patient experienced two SAEs: a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. Investigators determined that these SAEs were most likely related to immobility during the administration of the product; consequently, deep vein thrombosis prophylaxis has been added to the clinical trial protocol.

Key findings from this trial to date include:

•

The use of real-time, MRI-guided delivery and increasing infusion volumes resulted in progressively greater coverage of the putamen, 21% mean coverage of the volume of the putamen with VY-AADC in Cohort 1, 34% mean coverage in Cohort 2, and 42% mean coverage in Cohort 3.

•

VY-AADC treatment resulted in a 13% increase, a 56% increase, and a 79% increase in mean putaminal AADC enzyme activity in Cohort 1, 2, and 3, respectively, at six months relative to baseline as measured by [18]F-Dopa PET scan. Coverage of the putamen and AADC enzyme activity were highly correlated (r=0.84, p=0.0002).

•

One-time administration of VY-AADC resulted in reduced daily doses of oral levodopa and related medications. Six months after VY-AADC administration, patients in Cohort 1 had a reduction in levodopa equivalent daily dose, or LED, of 15%, Cohort 2 had a LED reduction of 33%, and Cohort 3 had a LED reduction of 42%. LED reductions were maintained through last follow up in Cohort 2 (24 months) and Cohort 3 (18 months).

Patients enrolled in Cohorts 1, 2 and 3 were:

• On average, 58 years of age with a Parkinson’s disease diagnosis for an average of 10 years.
•	Candidates for surgical intervention including deep-brain stimulation due to disabling motor complications despite treatment with optimal anti-Parkinsonian medication.
•	At baseline, the average patient diary ON time without troublesome dyskinesia was 10.5 hours and, average diary OFF time was 4.6 hours; both diary measures were normalized to a 16-hour waking day.
•

Average UPDRS-III (motor function) on medication score was 13.5 and UPDRS-III off-medication score was 37.1; average UPDRS-II (activities of daily living) on medication score was 3.9 and UPDRS-II off medication score was 16.5. Patients in Cohort 3 entered the trial with more severe dyskinesia at baseline than patients in Cohorts 1 and 2 based on the Unified Dyskinesia Rating Scale, with a mean score of 30.2 for Cohort 3 compared with a mean score of 19.2 and 17.4 for Cohorts 1 and 2, respectively.

•

At baseline, patients were treated with optimal levels of multiple dopaminergic medications including, in many cases, amantadine for the treatment of dyskinesia, or uncontrolled or involuntary movements. Patients’ average amount of Parkinson’s disease medications at baseline was 1,526 mg of oral LEDs per day.

The results continue to demonstrate durable improvements across multiple measures of patients’ motor function after a one-time administration of the gene therapy, as evidenced by the patients’ diaries and UPDRS-III, and quality of life assessments. The update of results from the ongoing Phase 1b trial of VY-AADC include a 2.1-hour mean improvement in good ON time from baseline to three years for patients in Cohort 1, a 2.7-hour mean improvement from baseline to two years in Cohort 2, and a mean improvement of 1.7 hours from baseline to 18 months in Cohort 3 as shown in the table below.

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vg, which is defined as a maximum total bilateral dose. This dose is between the up-to-maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. Having selected a dose for the RESTORE-1 Phase 2 trial between the two highest dose Cohorts from the Phase 1b trial, we have performed a combined analysis of the outcomes from ten patients in Cohorts 2 and 3. Results from the combined ten patients in Cohorts 2 and 3 demonstrated mean increases from baseline in good ON time of 2.4 hours per day at 12 months, the timepoint for the primary endpoint in the RESTORE-1 Phase 2 trial, and 2.6 hours per day at 18 months, the latest timepoint measured for both Cohorts as shown in the table below. Of the combined ten patients in Cohorts 2 and 3, seven patients would have met the eligibility criteria for the RESTORE-1 Phase 2 trial based on limits in severity of dyskinesia and minimum OFF time at baseline. For these seven patients, the RESTORE-1 Phase 2 trial relevant group, the mean improvements in good ON time were 2.8 hours at 12 months and 2.5 hours at 18 months. These results were achieved with clinically meaningful and sustained reductions in daily oral levodopa and related medications.

Voyager Phase 1 Posterior Trajectory Clinical Trial

In a separate Phase 1 clinical trial, we have changed the trajectory for administration of VY-AADC to a posterior, or back of the head, approach into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the ongoing Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen, which reduces the number of trajectories needed and potentially reduces the total procedure time and increases the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated in the eight patients treated with no reported SAEs. Most patients were discharged from the hospital the day after surgery. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a total dose of up to 9.0×1012 vg compared with a total dose of up to 4.5×1012 vg in Cohort 3. As we announced in July 2018, interim results suggest that the posterior approach is associated with greater average putaminal coverage (approximately 50%), reduced total procedure times compared with the transfrontal approach by two to three hours, and improvements in patients’ motor function at six months, which were consistent with improvements achieved from patients in Cohorts 2 and 3 at the same time point in our Phase 1b trial with VY-AADC. We have determined that the posterior approach is the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial.

We continue to follow patients from Cohorts 1 through 3 in the Phase 1b clinical trial of VY-AADC and patients in the Phase 1 posterior trajectory trial, and plan to report updated results from these trials from time to time.

Voyager VY-AADC RESTORE-1 Phase 2 and RESTORE-2 Phase 3 Clinical Trials

In December 2017, we submitted an IND for VY-AADC which has become effective. As part of this IND, the chemistry, manufacturing, and controls section included data demonstrating comparability between VY-AADC using our baculovirus/Sf9 manufacturing process and VY-AADC produced using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 clinical trials. Both were produced under good manufacturing practice or GMP. Our baculovirus/Sf9 manufacturing process is designed for production of AAV vectors at clinical and commercial scale, with the potential for increased yields and efficient scalability compared with mammalian-based systems. We have demonstrated that this production platform change resulted in comparable vector quality and activity. We are using VY-AADC manufactured in our baculovirus/Sf9 system in our global RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial. In June 2018, the FDA granted RMAT designation for our VY-AADC gene therapy treatment,  which provides for an enhanced level of interactions between the company sponsor and the FDA throughout the development program.  The designation was based on our Phase 1b clinical data with VY-AADC. Previously, the FDA also granted fast-track designation for VY-AADC.

In December 2018, we announced randomization of the first patient in RESTORE-1 Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and our efficacy of VY-AADC for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The RESTORE-1 Phase 2 trial will enroll patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. Patients who meet the eligibility criteria will be randomized (1:1) to one-time administration of VY-AADC (for a total dose of up to 2.5×1012 vg) or placebo surgery. In December 2018, we randomized the first patient in the RESTORE-1 Phase 2 clinical trial.

The primary endpoint of RESTORE-1 is good ON time, as measured by a validated self-reported patient diary at 12 months. Secondary endpoints include diary OFF time, other motor function UPDRS-II and UPDRS-III scores, assessments from the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression, or CGI, score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale, or NMSS, as well as safety.

Biomarker data include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC, and measurements of AADC enzyme expression and activity in the putamen measured by PET using fluorodopa F-18. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

In December 2018, we held a Type B meeting with the FDA to discuss the overall development program for VY-AADC. Based on the meeting discussion and subsequent written feedback from the FDA, we plan to submit a revised trial protocol that will include an increase in the target number of patients in the RESTORE-1 Phase 2 trial, resulting in 75 to 100 total patients in the trial, and to conduct a staggered-parallel RESTORE-2 Phase 3 trial of similar size and design to RESTORE-1. These updates incorporate guidance from the FDA from the Type B meeting to conduct two adequate and well-controlled clinical trials for a large patient population such as Parkinson’s disease.

We expect that the RESTORE-1 Phase 2 trial will enroll 75 to 100 patients. Movement disorder specialists will identify and screen potential patients prior to referring to a surgical site for VY-AADC administration and provide clinical and safety follow-up after VY-AADC administration.

We expect patient enrollment to take 15 to 21 months from first patient enrolled, for the RESTORE-1 Phase 2 clinical trial. We plan to begin enrolling the RESTORE-2 Phase 3 clinical trial in the first half of 2020. We anticipate that, if positive, results from the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial could potentially form the basis for submission of a BLA, to the FDA for VY-AADC for the treatment of Parkinson’s disease.

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development, and commercialization of four programs including our Parkinson’s disease program.

ALS Program: VY-SOD102

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

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treating monogenic ALS caused by SOD1 mutations. Since the SOD1 gene mutations that cause ALS are toxic gain-of-function mutations, we believe that we can employ an AAV gene therapy approach that targets the knockdown of SOD1 gene expression. In addition, the primary target cells - motor neurons - reside within the spinal cord, which we believe can be effectively transduced with AAV gene therapy through intraparenchymal injection as well as other routes of administration. The mechanism of action of VY-SOD102 is knockdown of SOD1 expression in motor neurons, thereby potentially reducing the level of toxicity associated with mutated protein, and slowing functional decline and prolonging ventilator-independent survival.

We believe that there is also the potential to leverage our approach for the treatment of other genetically defined forms of ALS.

Preclinical Studies Targeting SOD1 for Monogenic ALS

Results from our preclinical studies using intraparenchymal delivery of AAV vector to the spinal cord support targeting mutant SOD1 for the treatment of monogenic ALS. In the mini-pig, used as an animal model as it has a spinal cord similar in size to the human spinal cord, significant knockdown of SOD1 expression was observed following intraparenchymal spinal cord injection of an AAV vector carrying a transgene designed to inhibit SOD1 expression. This novel delivery approach with VY-SOD102 reduced SOD1 mRNA in the spinal cord on average by 70% and 50% in the cervical and thoracic regions, respectively, both regions critical for respiratory function, and 82% near the site of cervical injection. In addition, VY-SOD102 reduced SOD1 mRNA by 22% in the lumbar region.

The knockdown of SOD1 has also been reported to provide significant survival benefits in animal models of ALS. As shown in the example below, mice with a SOD1 mutation treated with an AAV vector to knock down expression of the mutant human SOD1 gene extended median survival by 87 days compared to mice treated with a control vector.

Improved Survival Post Knockdown of SOD1(1)

(1) Reprinted by permission from Macmillan Publishers Ltd: Foust et al, Molecular Therapy (2013), 21 (12); 2148-2159, copyright (2013). Purple line represents mice treated with AAV gene therapy, while gray line represents control mice.

These studies provide proof-of-principle for our approach to treating monogenic ALS due to SOD1 mutations with VY-SOD102.

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

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. Based on these studies, we selected VY-SOD102 as our lead candidate. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an adeno-associated virus capsid and a proprietary transgene to selectively knock down levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time, intraparenchymal infusion after laminectomy to the cervical spinal cord of the mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This delivery approach yielded safe and significant reduction of SOD1 at four weeks post-dosing at the site of the infusion in the spinal cord, most notably in the cervical and thoracic regions critical for respiratory function. Further preclinical studies are underway with VY-SOD102 which, if successful, will support a potential filing of an IND application in 2019.

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

Our Treatment Approach

We are developing an AAV gene therapy approach that we believe will deliver a functional version of the FXN gene to the sensory pathways through intravenous injection. We think this approach has the potential to improve balance, ability to walk, sensory capability, coordination, strength and functional capacity of Friedreich’s ataxia patients. Most Friedreich’s ataxia patients produce low levels of the frataxin protein, which although insufficient to prevent the disease, exposes the patient’s immune system to frataxin. This reduces the likelihood that the FXN protein expressed by AAV gene therapy will trigger a harmful immune response.

Preclinical Studies

We initially conducted preclinical studies in non-human primates and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the spinal region following intrathecal injection. More recently, we conducted preclinical studies in non-human primates with intravenous injection and achieved target FXN expression levels within sensory ganglia and the heart. The levels of FXN expression observed using an AAV vector were, on average, greater than FXN levels present in control normal human brain tissue. FXN expression was also observed in the cerebellar dentate nucleus, another area of the CNS that is often affected in Friedreich’s ataxia, and that is often considered difficult to target therapeutically.

Our Program Status

VY-FXN01 is currently in preclinical development. We are in the process of identifying a lead candidate which will comprise an optimal capsid, promoter, and FXN transgene. We are completing several AAV capsid screening experiments to identify capsids that effectively distribute to disease target tissues in a desired manner following intravenous injection. Criteria for evaluating these capsids include safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced. In addition, we are optimizing the promoter for VY-FXN01. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function, and rescued the Friedreich’s ataxia phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia and identifying potential clinical endpoints for future clinical trials.

Once we identify a lead candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development, and commercialization of four programs including our Friedreich’s ataxia program.

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

Reduction of Behavioral Deficits in an Animal Model of Huntington’s Disease(2)

(2) Stanek et al, Human Gene Therapy (2014); 25; 461-474. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers.

*   p<0.05

Our Program Status

VY-HTT01 is in preclinical development. Sanofi Genzyme’s Huntington’s disease gene therapy program was combined with our efforts in connection with entering into the Sanofi Genzyme Collaboration agreement in February 2015. Through our gene therapy platform, we also constructed and screened a series of microRNA expression cassettes and encoded payloads. Multiple rounds of optimization have resulted in potential candidates that are potent and selective for knocking down HTT. In addition, many construct configurations were evaluated toward the identification of one which would provide excellent yield and genome integrity for manufacturing scale-up in our baculovirus/Sf9 AAV manufacturing system in insect-derived cells.

We also conducted the necessary experiments to evaluate these potential lead candidates based upon criteria that include safety, selectivity, potency, and efficiency and precision of microRNA processing, leveraging the learnings from the VY-SOD101 program, including the miRNA cassettes and vector genome configurations that we designed for the VY-SOD101 program. In June 2017, we reported that we had selected a lead clinical candidate.

In preclinical studies, a single administration of VY-HTT01 was well-tolerated and resulted in robust and widespread knockdown of HTT messenger RNA at five weeks post-dosing in disease-relevant regions of the non-human primate central nervous system. The extent of HTT mRNA suppression (greater than 50%) and high precision and efficiency of primary microRNA processing in our preclinical studies supported the selection of our lead clinical candidate. Additionally, preclinical data in large mammals have demonstrated that a single intraputaminal administration results in robust knockdown of HTT in the putamen.

Recent preclinical delivery studies have further optimized the dosing paradigm. VT-HTT01 is composed of an adeno-associated virus capsid (AAV1) and proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA. In late 2018, we presented results demonstrating significant reduction of HTT mRNA at five weeks post-dosing in adult non-human primates using an MRI-guided surgical delivery of VY-HTT01 and a novel delivery paradigm targeting both the putamen and thalamus. Targeting the thalamus in addition to the putamen leverages more extensive and more preserved neuronal pathways to the cortex than delivery to the putamen alone. This novel dosing paradigm with VY-HTT01 resulted in safe and significant suppression of HTT in the striatum and in cortical neurons, which are critical in the progression of disease. A combined infusion of VY-HTT01 into the putamen and thalamus significantly reduced HTT mRNA by 68% in the caudate, 67% in the putamen, and 73% in the thalamus, on average, as measured from tissue punches, and by 32% on average, in laser captured cortical neurons, which was also supported by in situ hybridization for HTT mRNA. Further preclinical studies are underway with VY-HTT01 which, if successful, will support a potential filing of an IND application in 2019.

Tau Program

Disease Overview

In healthy individuals, tau is an abundant soluble cytoplasmic protein that binds to microtubules, which are key structural proteins in cells, to promote their stability and function. In Alzheimer’s disease and other tauopathies, tau aggregates and forms insoluble tau-containing neurofibrillary tangles. The progressive spread of tau pathology along distinct anatomical pathways in the brain closely correlates with disease progression and severity in a number of tauopathies, including Alzheimer’s disease, FTD, and PSP. In addition, mutations in the tau gene have been shown to cause inherited forms of tauopathies, including FTD and PSP. Because the extent of tau pathology in Alzheimer’s disease and other tauopathies closely correlates with the severity of neurodegeneration, synapse loss, and cognitive deficits, attempts to prevent, reduce, or slow the development of tau pathology have become important therapeutic strategies for these diseases.

In previous preclinical studies in animal models, despite high weekly or biweekly systemic doses of anti-tau monoclonal antibodies administered over three to six months, only very low levels of antibody reached the brain, resulting in a modest reduction of tau pathology by ~40–50%. This incomplete and modest reduction in tau pathology following treatment with very high and frequent systemic doses of these antibodies may pose therapeutic challenges in humans with various tauopathies. To address these limitations, our AbbVie Tau Collaboration attempts to develop AAV gene therapies to deliver monoclonal antibodies to the brain directed against tau as potential new treatments for Alzheimer’s disease and other tau-related neurodegenerative diseases.

Our Program Status

The tau program is currently in the preclinical stage. We have agreed to collaborate with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. During the research period of our collaboration, we and AbbVie agreed to each identify up to five potential antibodies for evaluation during the AbbVie Tau Collaboration. Under the agreement, up to three research antibodies may be selected as candidates for creation of research compounds. AbbVie has the right to select two of the three research antibodies. During a specified portion of the research period, AbbVie may exercise one or more of its exclusive development options to select up to a total of three research compounds and their corresponding product candidates to proceed to the development period.

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

Collaborations and License Agreements

Sanofi Genzyme Collaboration

In February 2015, we entered into a strategic collaboration with Sanofi Genzyme to leverage our combined expertise and assets to develop AAV gene therapies for neurological diseases. Under the agreement, we retained U.S. rights to VY-AADC and VY-FXN01, as well as at least co-commercialization rights to VY-HTT01 in the United States. In October 2017, Sanofi Genzyme decided not to exercise its option for the ex-U.S. rights to VY-AADC, returning global rights to VY-AADC to us. VY-SOD102 is not included as part of the Sanofi Genzyme collaboration and we retain unencumbered worldwide rights to this program. Sanofi Genzyme maintains exclusive options to license, develop and commercialize (i) the Split Territory Programs outside the United States with an incremental option to co-commercialize VY-HTT01 in the United States, and (ii) VY-SMN101 worldwide. Sanofi Genzyme’s option for the Split Territory Programs and VY-SMN101 is triggered following the completion of the first POP Study on a program-by-program basis. In November 2016, we and Sanofi Genzyme elected to deprioritize the development of VY-SMN101 for spinal muscular atrophy due to, among other things, the significant progress we have made in our other preclinical programs and the evolving competitive landscape.

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

Excluding the VY-AADC program, if we do not initiate a POP Study for a given Split Territory Program by December 31, 2026 (or for the Future Program by the tenth anniversary of the date the Future Program is nominated by Sanofi Genzyme), and Sanofi Genzyme has not terminated this agreement with respect to such Collaboration program, then Sanofi Genzyme shall be entitled, at its sole and exclusive remedy, to a credit of $10.0 million for each such program against other amounts payable by Sanofi Genzyme under the Collaboration. However, if we do not initiate a POP Study by such date as a result of a regulatory delay or a force majeure event, such time period shall be extended for so long as such regulatory delay or force majeure event continues and we shall not be deemed to have failed to initiate a POP Study.

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

Financial Terms

We received $65.0 million in upfront cash, a $30.0 million upfront equity investment and an in-kind commitment of $5.0 million, totaling $100.0 million. If Sanofi Genzyme exercises its option for a collaboration program,

Sanofi Genzyme is required to make an option exercise payment of $20.0 million or $30.0 million for each program. We are no longer entitled to receive the regulatory and commercial milestone payments from Sanofi Genzyme related to VY-AADC. Sanofi Genzyme shall pay us up to $540.0 million across the remaining product programs upon the achievement of specified regulatory and commercial milestones.

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

AbbVie Tau Collaboration

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, or the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV and other virus-based gene therapy products for the treatment of neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease.

Under the AbbVie Tau Collaboration Agreement, we have agreed to collaborate with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein.  The collaboration is comprised of a research period, a development period, and an exclusive license option.

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

Commercialization

Under the AbbVie Tau Collaboration Agreement, AbbVie is required to use commercially reasonable efforts to develop and commercialize at least one Licensed Product in each of the United States, Japan, the United Kingdom, Germany, France, Italy and Spain. After exercise of the License Option, AbbVie is solely responsible for all development and commercialization activities relating to Licensed Compounds and Licensed Products at its sole cost and expense (subject to our obligation to complete any remaining research and development activities set forth in the agreed-upon plans), except that we may elect to share in AbbVie’s development costs relating to a Licensed Product on an indication-by-indication basis in exchange for a specified increase in royalties. If we exercise this cost-sharing option, we may either reimburse AbbVie for AbbVie’s applicable development costs or, in the case of certain budget overruns, AbbVie may instead deduct applicable development costs, up to a specified cap, from milestone and royalty payments owed by AbbVie to us.

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

Financial Terms

Under the terms of the AbbVie Tau Collaboration Agreement, AbbVie paid us an upfront payment of $69.0 million in February 2018. AbbVie has also agreed to pay us within 30 days after the applicable exercise date: (1) upon AbbVie’s exercise of a Development Option, (a) $80.0 million for the first Selected Research Compound and its corresponding Selected Product Candidate and (b) $30.0 million each for up to two additional Selected Research Compounds and their corresponding Selected Product Candidates, and (2) upon AbbVie’s exercise of the License Option, a one-time payment of $75.0 million. We will be eligible to receive (1) specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease, and $115.0 million for subsequent non-Alzheimer’s disease indication; and (2) tiered, escalating royalties, in a range from a high-

single digit to a mid-to-high teen (or, if we have exercised our cost-sharing option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis. The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits. For each Licensed Product, AbbVie may make a one-time request either to decrease its royalty payments to a specified low-single digit percentage or to terminate them altogether  in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties. If the parties are not able to agree to the terms of such buy-down, the parties may seek a fair market value determination for the buy-down pursuant to dispute resolution procedures specified in the agreement.

Intellectual Property

Under the terms of the AbbVie Tau Collaboration Agreement, each party will own the entire right, title and interest in and to all know-how and patent rights first made or invented solely by it or its affiliates or its or their sublicensees in the course of the collaboration, with certain specified exceptions. Also subject to specified exceptions, the parties will jointly own all rights, title and interest in and to all know-how and patent rights first made or invented jointly by such party or its affiliates or its or their sublicensees in the course of the collaboration. Regardless of whether AbbVie has exercised a Development Option or the License Option, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by the parties arising from the collaboration.

Exclusivity

During the term of the AbbVie Tau Collaboration Agreement, (1) neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any vectorized antibody compound targeting a tau protein, which we refer to as Vectorized Antibody Exclusivity, and (2) neither we nor any of our affiliates is permitted to directly exploit any Research Antibody targeting a tau protein, which we refer to as Research Antibody Exclusivity, in each case subject to specified exceptions, including our conduct of basic research.

Termination

Unless earlier terminated, the AbbVie Tau Collaboration Agreement will expire on the earliest to occur of the expiration of (1) the Development Option Period, without AbbVie’s exercise of a Development Option; (2) the License Option Period, without AbbVie’s exercise of its License Option; and (3) the last-to-expire royalty term with respect to all Licensed Products in all countries. Subject to a cure period, either we or AbbVie may terminate the AbbVie Tau Collaboration Agreement, in whole or, in the case of us, in part, subject to specified conditions, in the event of the other party’s uncured material breach. Either we or AbbVie may also terminate, subject to specified conditions, for insolvency of the other party, certain failures or delays to obtain certain regulatory clearances of the collaboration, or a joint determination of scientific infeasibility by the parties. AbbVie may terminate the AbbVie Tau Collaboration Agreement (1) without cause, in its entirety or, after its exercise of the License Option, on a country-by-country basis, with 180 days’ prior written notice or (2) for our non-compliance with certain anti-bribery or anti-corruption covenants. We may terminate the AbbVie Tau Collaboration Agreement, subject to specified conditions, if AbbVie or its affiliates challenge the validity or enforceability of certain of our, or jointly-held intellectual property rights.

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

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the Neurocrine Collaboration Agreement, upon the expiration or termination of applicable waiting periods and the receipt of any required approvals or clearances including antitrust clearance, we have agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the Neurocrine Programs: the AADC Program for the treatment of Parkinson’s disease, our FA Program for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate, which together with the AADC Program, we refer to as the Existing Programs, and two programs to be determined by us and Neurocrine at a later date, which we refer to as the Discovery Programs.

Collaboration and Licenses

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products, which we refer to as the Collaboration Products, under (i) the AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, upon expiration of Sanofi Genzyme’s option to the FA Program pursuant to the Sanofi Genzyme Collaboration without exercise of such option, all countries in the world in which the Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (iii) each Discovery Program, on a worldwide basis.

Pursuant to development plans to be agreed by the parties, which will be overseen by a joint steering committee, or JSC, we have operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program prior to the Transition Event for each Program, as described below, and are required to use commercially reasonable efforts to develop the Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by us in conducting these activities for each Neurocrine Program, in accordance with an agreed budget. If we breach our development responsibilities or in certain circumstances upon a change in control of us, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

Upon the occurrence of a specified event for each Neurocrine Program, or a Transition Event, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For each Existing Program, we have the option, or a Co-Co Option, to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event, or a Co-Co Trigger Event. Should we elect to exercise our Co-Co Option, we have agreed to enter into a cost- and profit-sharing arrangement with Neurocrine, or a Co-Co Agreement, whereby we have agreed to jointly develop and commercialize Collaboration Products for such Neurocrine Program, or Co-Co Products, and share in its costs, profits and losses, and we agree to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Transition Events are (i) with respect to the AADC Program, our receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC; (ii) with respect to the FA Program, our receipt of topline data for the initial Phase 1 clinical trial for an Friedreich’s ataxia program product candidate; and (iii) with respect to each Discovery Program, the preparation by us and the approval by Neurocrine of an investigational new drug application to be filed with the FDA by Neurocrine for the first development candidate in such Discovery Program. The Co-Co Trigger Events are (i) with respect to the AADC Program, our receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC and (ii) with respect to the FA Program, the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

Subject to exceptions specified in the Neurocrine Collaboration Agreement, profits and losses under our Co-Co Option are agreed to be allocated (i) 50% to Neurocrine and 50% to us for a Collaboration Product from the VY-AADC program and (ii) 60% to Neurocrine and 40% to us for a Collaboration Product from the FA Program; provided, however, that Neurocrine may elect, within a specified period following the acceptance for filing of a BLA from the FDA, to pay a $35.0 million rate-shifting fee to us to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to us. The parties have agreed that each Co-Co Agreement will provide us the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon our change of control.

Governance

Our research and development activities under the Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, which is composed of an equal number of representatives from the parties. The JSC may delegate matters within its authority to subcommittees of the JSC. In addition, the Neurocrine Collaboration Agreement establishes working groups to handle specified matters on a subject matter-by-subject matter basis. If a working group or subcommittee cannot agree on a matter within its purview within a specified time, such matter is to be referred sequentially to the JSC and then the executive officers of the parties. If the executive officers are not able to resolve the matter, then (i) with respect to each Existing Program, subject to specified exceptions, (x) Neurocrine has the right to resolve such matter prior to our exercise of our Co-Co Option with regard to such Co-Co Product or if such Co-Co Option expires or goes unexercised and (y) following the timely exercise by us of our Co-Co Option, depending on the subject of such matter, either Neurocrine, in certain instances, or the parties jointly or the JSC, in other instances, would have the right to resolve such matter, and (ii) with respect to Discovery Programs, subject to specified exceptions, Neurocrine has the right to resolve such matter.

Candidate Selection

The parties have committed, following the effective date of the Neurocrine Collaboration Agreement, to agree on a list of up to eight target genes, or Targets, from which Neurocrine has the right to nominate Targets for the two Discovery Programs. Each Target for the Discovery Programs must be approved by a consensus of the JSC or the executive officers.

Manufacturing

Prior to the Transition Event for a Neurocrine Program, we are responsible for the manufacture of any Collaboration Products for the Program. Following the Transition Event, the parties shall negotiate the manufacturing and supply responsibilities, subject to the terms of any applicable Co-Co Agreement.

Financial Terms

Under the terms of the Neurocrine Collaboration Agreement, Neurocrine has agreed to pay us an upfront payment of $115.0 million within five business days after the effective date, and $50.0 million as an equity purchase of 4,179,728 shares to purchase our common stock. The Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for Collaboration Products under (i) the AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestones across all Neurocrine Programs of $1.1 billion.

Neurocrine has also agreed to pay us royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC program, from the mid-teens to thirty and the low-teens to twenty, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) 10 years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

Intellectual Property

Under the terms of the Neurocrine Collaboration Agreement and subject to specified exceptions therein, each party owns the entire right, title and interest in and to all intellectual property rights made solely by its employees or agents in the course of the collaboration. The parties jointly own all rights, title and interest in and to all intellectual property rights made or invented jointly by employees or agents of both parties.

Exclusivity

During the term of the Neurocrine Collaboration Agreement, neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any AAV-based gene therapy products directed to a Target to which a Collaboration Product is directed, subject to specified exceptions, including the parties’ conduct of basic research and our activities under the Sanofi Genzyme Collaboration.

Termination

Unless earlier terminated, the Neurocrine Collaboration Agreement expires on the later of (i) the expiration of the last to expire Royalty Term with respect to a Collaboration Product in all countries in the relevant territory or (ii) the expiration or termination of all Co-Co Agreements. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. We may terminate the Neurocrine Collaboration Agreement, subject to specified conditions, if (i) Neurocrine fails to make the equity purchase of 4,179,728 shares of our common stock,  for an aggregate purchase price of approximately $50.0 million, or (ii) Neurocrine challenges the validity or enforceability of certain of our intellectual property rights. Subject to a cure period, either party may terminate the Neurocrine Collaboration Agreement in the event of a material breach by the other party in whole or in part, subject to specified conditions. Either party may also terminate the Neurocrine Collaboration Agreement if specified regulatory agencies seek to enjoin the transaction or if the parties are unable to obtain antitrust clearance within 180 days of the applicable antitrust filings.

Upon termination in certain cases, Neurocrine has agreed to grant to us licenses to certain Neurocrine intellectual property, subject to a negotiation between the parties to establish royalty rates for use of such intellectual property. In the event of a breach by us with respect to a Neurocrine Program, if such termination were to occur after a Transition Event, then (i) if a Co-Co Agreement is in effect with respect to such program, Neurocrine can terminate the Co-Co Agreement for such program and we would no longer have co-development and co-commercialization rights with respect to the Collaboration Product and (ii) subject to any license agreements, Neurocrine would no longer have any obligations with respect to any Collaboration Products resulting from such program.

AbbVie Alpha-Synuclein Collaboration

In February 2019, we entered into an exclusive collaboration and option agreement, the AbbVie Alpha-Synuclein Collaboration Agreement, with AbbVie, for the research, development and commercialization of AAV and other virus-based gene therapy products directed against pathological species of alpha-synuclein for the potential treatment of indications including Parkinson’s disease and other synucleinopathies.

Collaboration and AbbVie Options

Under the AbbVie Alpha-Synuclein Collaboration Agreement, we and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein.  The collaboration is comprised of a research period and a development period.

Research Period and AbbVie Development Option

During the research period, we are obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie, or AbbVie Designated Antibodies, which initially are to be antibodies provided by AbbVie. We are obligated to use diligent efforts to conduct research activities to create research compounds and to develop product candidates containing or comprised of such research compounds. We are solely responsible for the costs and expenses during the research period.  During a specified portion of the research period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four research compounds and their corresponding Product candidates to proceed to the development period.

Development Period and AbbVie License Option

During the development period, we are obligated to use diligent efforts to conduct development activities, including IND application-enabling and Phase 1 clinical trial activities, for the selected research compounds and corresponding selected product candidates. We are solely responsible for the costs and expenses during the development period.  During a specified portion of the development period,  AbbVie may exercise its exclusive license option to further develop and commercialize all of the research compounds and corresponding product candidates.  Upon AbbVie’s exercise of its license option, we have agreed to grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize the licensed compounds and the licensed products for all human diagnostic, prophylactic and therapeutic uses.  In addition, after AbbVie’s exercise of the license option, we have certain obligations to complete any remaining research and development activities that have not been completed for any research compounds and product candidates.

Governance

Our research and development activities are to be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee, or the ASN JGC, comprised of an equal number of representatives from each of us and AbbVie.  Prior to AbbVie’s exercise of its License Option, we have final decision-making authority within the ASN JGC, subject to specified limitations; thereafter, AbbVie is entitled to final decision-making authority, subject to specified limitations.  Any material amendment to the research or development plans, however, must be mutually agreed to by the parties, which may be through the ASN JGC.

Commercialization

Under the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie is required to use commercially reasonable efforts to develop and commercialize at least one licensed product in each of the United States, Japan, the United Kingdom, Germany, France, Italy and Spain.  After exercise of the license option, AbbVie is solely responsible for all development and commercialization activities relating to licensed compounds and licensed products at its sole cost and expense,  subject to our obligation to complete any remaining research and development activities set forth in the agreed-upon plans.

Manufacturing

During both the research period and the development period, we are solely responsible for the manufacture and supply of all pre-clinical and clinical requirements for the research compounds and product candidates.  If AbbVie were to exercise its license option, we would be required, at AbbVie’s request, to effect a full transfer of the manufacturing process for each licensed compound and corresponding licensed product to AbbVie.  Following such transfer, we have agreed to disclose, on a continuing basis, all modifications, enhancements and improvements to manufacturing processes for the licensed products, and AbbVie has agreed to grant to us a non-exclusive, royalty-free license to modifications to the manufacturing process made by AbbVie, in each case, subject to specified limitations.

Financial

Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie has agreed to pay us an upfront payment of $65.0 million within 15 business days of entry into the AbbVie Alpha-Synuclein Collaboration Agreement.  AbbVie has also agreed to pay to us, within 30 days after the applicable exercise date: (1) upon AbbVie’s exercise of a development option, (a) $80.0 million for the first selected research compound and its corresponding selected product candidate and (b) $30.0 million each for up to three additional selected research compounds and their corresponding selected product candidates, and (2) upon AbbVie’s exercise of the license option, a one-time payment of $75.0 million. We are eligible to receive (1) specified regulatory milestone payments for each licensed compound of up to an aggregate of $450.0 million in the case of a Parkinson’s disease indication and up to $185.0 million in the case of the first indication other than Parkinson’s disease and $92.5 million for a subsequent non-Parkinson’s disease indication; (2) specified commercial milestone payments for all licensed products for all indications up to an aggregate of $500.0 million; and (3) tiered, escalating royalties, in the mid-single digit percentage range for aggregate net sales of licensed products on a licensed compound by licensed compound basis.  The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits.  Subject to certain exceptions, we and AbbVie have agreed to be financially responsible for all payments owed to a third party with which it has contracted for any use of in-licensed intellectual property under the AbbVie Alpha-Synuclein Collaboration Agreement.

Intellectual Property

Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, each party owns the entire right, title and interest in and to all know-how and patent rights first made or invented solely by it or its affiliates or its or their sublicensees in the course of the collaboration, with certain specified exceptions.  Also subject to specified exceptions, the parties jointly own all rights, title and interest in and to all know-how and patent rights first made or invented jointly by such party or its affiliates or its or their sublicensees in the course of the collaboration.  Regardless of whether AbbVie has exercised a development option or the license option, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by the Company or jointly by the parties arising from the collaboration.

Exclusivity

During the term of the AbbVie Alpha-Synuclein Collaboration Agreement, (1) neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any vectorized antibody compound targeting the alpha-synuclein protein, or Vectorized Antibody Exclusivity and (2) neither us nor any of our affiliates is permitted to directly or indirectly exploit any AbbVie Designated Antibody,  in each case subject to specified exceptions, including AbbVie’s conduct of basic research.

Termination

Unless earlier terminated, the AbbVie Alpha-Synuclein Collaboration Agreement expires on the earliest to occur of the expiration of (1) the development option period, without AbbVie’s exercise of a development option; (2) the license option period, without AbbVie’s exercise of its license option; and (3) the last-to-expire royalty term with respect to all licensed products in all countries.  Subject to a cure period, either party may terminate the AbbVie Alpha-Synuclein Collaboration Agreement, in whole or, in the case of us, in part, subject to specified conditions, in the event of the other party’s uncured material breach.  Either party may also terminate, subject to specified conditions, for insolvency of the other party, certain failures or delays to obtain certain regulatory clearances of the collaboration, or a joint determination of scientific infeasibility by the parties.  AbbVie may terminate the AbbVie Alpha-Synuclein Collaboration Agreement (1) without cause, in its entirety or, after its exercise of the license option, on a country-by-country basis, with 180 days’ prior written notice or (2) for our non-compliance with certain anti-bribery or anti-corruption covenants. We may terminate the AbbVie Alpha-Synuclein Collaboration Agreement, subject to specified conditions, if AbbVie or its affiliates challenge the validity or enforceability of certain of our or jointly-held intellectual property rights.

Upon termination in certain cases, the Vectorized Antibody Exclusivity and AbbVie Designated Exclusivity survives until the third anniversary of the termination date.  If the parties mutually agree to terminate for infeasibility or AbbVie terminates for our failure to deliver a final research or development report, neither we nor any of our affiliates may directly or indirectly exploit a vectorized antibody compound that targets or binds to the alpha-synuclein protein for 18 months after the termination date.

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

In November 2016, we exercised commercial options for the use of REGENX’s NAV® Technology Platform, or NAV, vectors for the development and commercialization of gene therapies for specific neurological diseases. Upon exercise of the options, REGENX has granted us a non-exclusive worldwide commercial license, with rights to sublicense, to three specific NAV vector sequences covered by REGENX’s NAV Technology Platform, each for the treatment of a specific neurological disease. In return for these rights, we paid upfront payments of $1.05 million and have paid to REGENX an annual maintenance fee payment of five digits based on the number of disease indication options exercised. In addition, we will be required to pay to REGENX up to $5.0 million in milestone fees per disease indication, mid- to high-single digit royalty percentages on net sales of licensed products, and low- to mid-single digit percentages of any sublicense fees that we receive from sublicensees for the licensed intellectual property rights.

Our license agreement with REGENX will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world

We may terminate the license agreement upon a specified number of days prior written notice. REGENX may terminate the license agreement if we, our affiliates, or sublicensees experience insolvency, if we are more than a specified number of days late in paying money due under the license agreement, or, effective immediately, if we or our affiliates commence any action against REGENX or its licensors to declare or render any claim of the licensed patent rights invalid or unenforceable. Either party may terminate the license agreement for material breach that is not cured within a specified number of days.

In February 2019, we provided notice to REGENX of our intent to terminate our commercial license. Upon the effective date of the termination, we are required to grant to REGENX a non-exclusive, perpetual, irrevocable, worldwide, royalty-free, transferable, sublicensable license to certain improvements made by us during the term of the license (including any intellectual property rights with respect thereto). This grant back will allow for REGENX’s use of the improvements in the research, development or commercialization of products in any therapeutic indication.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our gene therapy platform, product programs, product candidates and scientific expertise in the fields of gene therapy and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Agilis Biotherapeutics, LLC, which was acquired by PTC Therapeutics, Inc. in 2018, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc., or AveXis which was acquired by Novartis in 2018, Axovant Sciences Ltd., GenSight Biologics SA, LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., NightstaRx Ltd, Prevail Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., uniQure NV, or uniQure, Pfizer, Inc., or Pfizer, and Spark Therapeutics, Inc., or Spark, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie Inc., as well as other novel, non-oral forms of levodopa in development, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA (CVT-301), and Sunovion Pharmaceuticals’, or Sunovion’s, sublingual apomorphine, APL-130277. Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Axovant Sciences Ltd. is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018). MeiraGTx is developing AAV-GAD, acquired from Vector Neurosciences, Inc. in 2018.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•

VY-SOD102 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen Inc., or Biogen, and a gene therapy being developed by AveXis;

•

VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer and by Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), and BMN 290 being developed by BioMarin Pharmaceutical Inc.;

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

•

Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie Inc., Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and

•

VY-NAV01 for severe, chronic pain will potentially compete with Nav1.7 inhibitors being developed by Biogen, Sunovion, Amgen, Inc., and Astellas Pharma Inc, and Nav1.8 inhibitors being developed by Vertex Pharmaceuticals, or Vertex.

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

Manufacturing

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV vectors at scale in insect-derived cells. We focus on developing internal processes and capabilities to produce high-yield and high-quality gene therapies. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing of clinical materials in accordance with the FDA’s cGMP. We have entered into agreements with Brammer Bio and Fujifilm Diosynth Biotechnologies to further expand our manufacturing capabilities to support the development of our gene therapy programs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale.

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

We have 182 patent applications pending in the United States and foreign jurisdictions. At least 28 patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 72 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, 148 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with 64 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods of designing novel AAV constructs, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Parkinson’s Disease

We own four pending patent families with one issued patent and 35 patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

ALS

We own four pending patent families with 19 patent applications directed to targeting SOD1 for the treatment of ALS, and we have an ownership interest in a fifth patent family with 2 patent applications directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from

The Amyotrophic Lateral Sclerosis Association. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Friedreich’s Ataxia

We own two pending patent families with seven patent applications and we have an ownership interest in one pending patent family with two patent applications directed to AAVs encoding frataxin constructs for the treatment of Friedreich’s ataxia. Patents that grant from these patent families are generally expected to start to expire in 2036, subject to possible patent term extensions.

Huntington’s Disease

We own three pending patent families with 19 patent applications directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease, and we have an ownership interest in a fourth patent family with one patent application directed to protect our work for additional pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to start to expire in 2037, subject to possible patent term extensions.

Tauopathies and Antibodies

We own five pending patent families directed to antibodies with 11 patent applications. The first patent family has four patent applications directed to assays for the detection of neutralizing antibodies. The next three patent families have six patent applications directed to vectorized antibodies and other therapies. The last patent family has one patent application directed to vectored augmentation of proteins. Patents from these families are generally expected to start to expire in 2036, subject to possible patent term extensions.

We also have one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of Alzheimer’s Disease. Patents from this family are generally expected to start to expire in 2039, subject to possible patent term extensions.

Neuropathic Pain

We own one pending patent family with two patent applications directed to pharmaceutical compositions and methods for the treatment of neuropathic pain. Patents from this family are generally expected to start to expire in 2039, subject to possible patent term extensions.

Regulatable Expression

We own two pending patent families with four patent applications directed to regulatable expression control of AAV transgenes. Patents that grant from this patent family are generally expected to start to expire in 2036, subject to possible patent term extensions.

Delivery

We own one pending patent family with five patent applications directed to the delivery of AAV gene therapies to the CNS. Patents that grant from this patent family are generally expected to start to expire in 2036, subject to possible patent term extensions.

We own one pending patent family with one patent application directed to cannula delivery system and methods of use. Patents that grant from this patent family are generally expected to start to expire in 2039, subject to possible patent term extensions.

We have an ownership interest in two pending patent families directed to trajectory array delivery devices, including the V-TAG device and methods of use. Patents that grant from these patent families are generally expected to start to expire in 2037, subject to possible patent term extensions.

Engineering

We own seven pending patent families with 14 patent applications directed to AAV production and/or engineering of the capsid and we have an ownership interest in one patent family with one patent application directed to engineering of the capsid. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

We own three patent families with 33 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Production; Chemistry, Manufacturing, and Controls

We own 14 pending patent families with 22 patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to start to expire in 2035, subject to possible patent term extensions.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed six families of patents and patent applications, in the exclusive field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. These families of patents and applications are pending and/or granted in the United States and other territories and comprises 67 granted patents and 15 applications. Patents have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain, Italy, and Netherlands. Patents that grant from these patent families are generally expected to expire between 2022 and 2025, subject to possible patent term extensions.

We have exclusively licensed three families of patents and patent applications directed to novel AAV capsids from the University of Massachusetts. These families of patents and applications, pending and/or granted in the United States and other territories, and comprises 32 granted patents and 18 applications. Patents have been granted in the United States, Europe and Japan. Nationalization for some members has taken place in Switzerland, Germany, Denmark, Spain, France, Great Britain, Ireland, Italy, Netherlands, and Sweden. Patents that grant from these patent families are generally expected to expire between 2030 and 2035, subject to possible patent term extensions.

We have non-exclusively licensed a patent family directed to production methods for AAV in insect cells from the NIH, U.S. Department of Health and Human Services. This family of patents is granted in the United States, Canada, Australia and Europe and further nationalized in Germany, France and Great Britain and comprises 8 granted patents. Patents that grant from this patent family are generally expected to expire in 2022, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications directed to novel AAV capsids from the Board of Trustees of the Leland Stanford Junior University. These families of patents and applications, pending and/or granted in the United States, comprise 7 granted patents and one application. Patents that grant from these patent families are generally expected to expire between 2027 and 2032, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications directed to AAV capsids from REGENX. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprise 79 granted patents and 16 applications. Patents have been granted in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and the United States. Patents that grant from these patent families are generally expected to expire between 2022 and 2026, subject to possible patent term extensions. Notice of termination of this license was sent to REGENX in February 2019.

We have non-exclusively licensed two families of patents and patent applications from Ablexis, LLC. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprise 24 granted patents and 21 applications. Patents have been granted in Australia, Canada, Europe, Korea, New Zealand and the United States. Nationalization for some members has taken place in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, Netherlands, Poland, Spain, Switzerland, and United Kingdom. Patents that grant from these patent families are generally expected to expire between 2029 and 2030, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise three granted patents and 21 applications. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to start to expire in 2034, subject to possible patent term extensions.

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

We also own pending trademark applications in the USPTO for the marks V-TAG and the V-TAG Logo, for “medical system comprised of a surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a medical procedure and related software sold as a unit, for use in the field of neurology; MRI-compatible medical system comprised of an MRI-compatible surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a MRI-guided procedure and related software sold as a unit, for use in the field of neurology,” as well as European Community trademark registrations for VOYAGER TRAJECTORY ARRAY GUIDE (No. 017430042, registered May 8, 2018) and V-TAG (No. 017430182, registered May 8, 2018)for these same goods.

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

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	preparation of clinical trial material in accordance with good manufacturing practices, or GMPs;
•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•	approval by an institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
•	approval by an institutional biosafety committee, or IBC, assessing the safety of the clinical research and identifying any potential risk to public health or the environment;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biological product for its intended use;

•	submission to the FDA of a BLA, for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
•

satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

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

Previously, when a gene therapy study was conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation was to be submitted to and the study was registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines was mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines had voluntarily followed them. Under an FDA and NIH proposal in 2018, the role of the Recombinant DNA Advisory Committee, or RAC, in reviewing gene therapy protocols would be entirely eliminated and sponsors would no longer be required to submit reports to NIH on such protocols. Going forward, NIH says the RAC will continue to function as an advisory board to NIH on emerging fields such as gene editing, synthetic biology and neurotechnology.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies. The FDA has issued various guidance documents regarding gene therapies, including draft guidance documents released in July 2018 relating to gene therapies for human retinal disorders and gene therapies for rare diseases, and on January 15, 2019, the FDA issued a statement that it would issue additional guidance to facilitate the development of gene therapy products.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases.

Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same biological product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

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

Expedited programs for regenerative medicine therapies for serious conditions

As part of the 21st Century Cures Act, Congress amended the FDCA to create an expedited development and approval program for regenerative medicine advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. As of November 2017, the FDA has interpreted this definition as follows: gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine advanced therapy. The FDA has now determined that  ‘in vitro’ gene therapies will qualify as a regenerative medicine advanced therapy based on this definition. VY-AADC is an ‘in vitro’ gene therapy for Parkinson’s disease and received this designation on June 18, 2018. Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.

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

Market and Data Exclusivity

The 2010 Patient Protection and Affordable Care Act, or the ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2019, the FDA has approved 17 biosimilar products for use in the United States. No interchangeable biosimilars have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.

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

In addition, the ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to biopharmaceutical products, in addition to the Biologics Price Competition and Innovation Act of 2009 included in the ACA, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA.

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders which delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.

One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Center for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

If FDA determines that a companion diagnostic device or delivery device (combination product) is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic or delivery device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic or delivery device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s CDRH Office.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review. For federal fiscal year 2019, the standard fee for review of a PMA was $322,147 and the small business fee was $80,537.

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. On July 23, 2018, the CDRH of the FDA cleared the 510(k) for our V-TAGTM device that is compatible for use with MRIs.

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

Our Corporate Information

We were incorporated under the laws of Delaware in June 2013. Our principal executive offices are located at 75 Sidney Street, Cambridge, MA 02139. Other operations, including laboratory space, are located at 64 Sidney Street,

Cambridge, MA 02139.  We lease our office and laboratory space, which consist of approximately 74,000 square feet located in two locations in Cambridge, Massachusetts. Our lease expires in 2026.

Employees

As of December 31, 2018, we employed 123 full-time employees in the United States, including 92 in research and development and 31 in general and administrative, and one part-time employee. Thirty-nine of our employees have either an MD, PhD, or PharmD. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we were not party to any material legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report for the year ended December 31, 2018.

ITEM 1A.   RISK FACTORS

The following risk factors and other information in this Annual Report on Form 10-K, including our financial statements and related notes thereto, should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page  3 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that the product candidate will fail to obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were $88.3 million, $70.7 million, and $40.2 million for the years ended December 31, 2018,  2017, and 2016 respectively. As of December 31, 2018, we had an accumulated deficit of $269.1 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock; and strategic collaborations, including those with Sanofi Genzyme, AbbVie, and Neurocrine,  which we collectively refer to our Strategic Collaborations. On November 16, 2015 we closed our initial public offering whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. On January 28, 2019, in connection with our collaboration with Neurocrine, we agreed to sell 4,179,728 shares of common stock to Neurocrine at a price of $11.9625 per share, for an aggregate purchase price of approximately $50.0 million. The sale of shares to Neurocrine is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Annual Report on Form 10-K. As a result, we have not yet issued such shares to Neurocrine, but, if the applicable closing conditions are met, we expect to do so promptly.

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing Strategic Collaborations. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease through the ongoing Phase 1b clinical trial and into our RESTORE-1 Phase 2 clinical trial;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•	conduct joint research and development under our Strategic Collaborations for the research, development, and commercialization of certain of our pipeline programs;
•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies;
•	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	identify, acquire or in-license other product candidates and technologies;

•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

To become and remain profitable, we must develop and eventually commercialize, alone or with our collaborators, product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates; obtaining marketing approval for these product candidates; developing and obtaining marketing approval of any required companion devices; manufacturing at clinical and commercial scale; marketing and selling those products that are approved; satisfying any post-marketing requirements and achieving an adequate level of market acceptance of and obtaining and maintaining adequate coverage and reimbursement from third-party payors for such products; and protecting our rights to our intellectual property portfolio. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.

We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY‑AADC is being evaluated in a Phase 1b clinical trial, and we are randomizing patients in our RESTORE-1 Phase 2 clinical trial. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our product candidates, if and when approved;

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2018, our cash, cash equivalents, and marketable debt securities were $155.8 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as amounts expected from the upfront payment and expected reimbursement of development costs from the Neurocrine Collaboration Agreement and the upfront payment from the AbbVie Alpha-Synuclein Collaboration Agreement entered into in 2019, will enable us to fund our operating expenses and capital expenditure requirements into mid-2022.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
•	the scope, progress, results, costs, prioritization, and number of our research and development programs;
•

the progress and status of our Strategic Collaborations including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. Only one AAV gene therapy product has been approved in the United States. In Europe, only two AAV gene therapy products  have been approved.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc., or Spark, for patients with an inherited form of vision loss. The FDA has also approved two other non-AAV gene therapy products, Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia and Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma. In Europe, two AAV gene therapy products, Glybera by uniQure N.V., or uniQure, and Luxturna by Spark Therapeutics, Inc., or Spark, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market. The European Commission also approved two other non-AAV gene therapy products, Kymriah by Novartis International AG, and Yescarta by Kite Pharma, Inc.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at the University of California San Francisco, or UCSF, and University of Pittsburgh Medical Center, or

UPMC, and two other sites and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocol for the trial is further amended. For any new clinical trial protocols, including those of our RESTORE-1 Phase 2 clinical trial, the same processes and issues apply.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post‑approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. We have requested feedback from the FDA on among other matters, the regulatory pathway for VY-AADC and design of our proposed pivotal program, including a randomized, placebo-controlled RESTORE-1 Phase 2 clinical trial and, if required, a randomized, placebo-controlled RESTORE-2 Phase 3 clinical trial. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification.  In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC. Based on the meeting discussion and subsequent written feedback from the FDA, we plan to submit a revised trial protocol that will include an increase in the target number of patients in the RESTORE-1 Phase 2 trial, resulting in 75 to 100 total patients in the trial, and to conduct, in staggered-parallel, the RESTORE-2 Phase 3 trial of similar size and design to RESTORE-1. These updates incorporate guidance from the FDA from the Type B meeting to conduct two adequate and well-controlled clinical trials for a large patient population such as Parkinson’s disease. We plan to continue to seek and incorporate FDA guidance in our ongoing development plans. If we fail to consult or solicit guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

The doses and coverage of the putamen being employed in the ongoing VY-AADC Phase 1b clinical trial and the RESTORE-1 Phase 2 clinical trial are higher than those used in prior trials and may need to be further optimized or we may not generate sufficient clinical data in a placebo-controlled trial to achieve market authorization. Further, any favorable results which we obtain from our Phase 1b clinical trial might not be replicated in subsequent trials.

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

The ongoing Phase 1b clinical trial of VY-AADC incorporated several design features in an attempt to increase the area of the putamen, particularly the posterior putamen, which receives VY-AADC treatment. We employed larger infusion volumes and higher doses of VY-AADC, and we used the ClearPoint® System to provide real-time, intra-operative, magnetic resonance imaging, or MRI, assistance to the physician surgically administering VY-AADC to the patient.

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

Due to the nature of the techniques used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of clinical benefit. For example, physicians may use cannulas, which are small tubes, of differing lengths in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which is the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial, and it may not generate outcomes that are clinically superior to those of the transfrontal approach.

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. We have not previously evaluated this dose in a clinical trial. The dose concentration and volume we have selected for the RESTORE-1 Phase 2 clinical trial may not achieve the desired safety and efficacy in the RESTORE-1 Phase 2 randomized, controlled clinical trial.

We expect that the RESTORE-1 Phase 2 trial will enroll 75-100 patients. Movement disorder specialists will identify and screen potential patients prior to referring to a surgical site for VY-AADC administration and provide clinical and safety follow-up after VY-AADC administration.

The RESTORE-1 Phase 2 trial is a randomized, double-blind, placebo-surgery controlled trial with a planned enrollment of 75 to 100 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three hours of OFF time during the day as measured by a validated self-reported patient diary. Patients will be randomized 1:1 to either VY-AADC or placebo surgery.

The primary efficacy endpoint of the RESTORE-1 Phase 2 trial is the mean improvement from baseline to 12 months on time without troublesome dyskinesia, or good ON time, as measured by a validated self-reported patient diary at 12 months. Secondary endpoints include diary OFF time, other motor function and quality of life measures from the United Parkinson’s Disease Rating Scales (UPDRS-II,-III scores), the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety.

Biomarker data include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC, and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography (PET) using fluorodopa F-18. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

We are using a different manufacturing process for our AAV gene therapy vector in our global RESTORE-1 Phase 2 clinical trial and our planned RESTORE-2 Phase 3  clinical trial. We have begun to manufacture VY-AADC using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in our Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of our RESTORE-1 Phase 2 clinical trial and our planned RESTORE-2 Phase 3 clinical trial in Parkinson’s disease may differ from the results of our Phase 1b or our Phase 1 posterior clinical trials based on VY-AADC manufactured using our baculovirus/Sf9 system.

We intend to conduct, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct, one or more of our clinical trials or include sites in current or future clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our product candidates globally. We currently plan to include sites located in Poland in our RESTORE-1 Phase 2 clinical trial.

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

We have very limited experience with clinical trials. The RESTORE-1 Phase 2 clinical trial of VY‑AADC is being conducted at several locations including UCSF and UPMC. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate our RESTORE-1 Phase 2 clinical trial for our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback, and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a BLA filing or approval.

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
•

our ability to locate appropriately trained physicians to conduct such clinical trials, which may be particularly difficult for the VY‑AADC RESTORE-1 Phase 2 and RESTORE-2 Phase 3 clinical trials. We  have historically used, and expect to use, the ClearPoint System, which is only available at a small number of academic medical centers in the United States;

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

•	failure by us, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
•	failure by us, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
•	failure by physicians to adhere to delivery protocols leading to variable results;
•

delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•

insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in our RESTORE-1 Phase 2 clinical trial in Parkinson’s disease associated with the commercial availability of V-TAG;

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY‑AADC and VY‑HTT01 will be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY‑AADC. In the RESTORE-1 Phase 2 clinical trial  of VY-AADC, we are using the ClearPoint System, which has only been used in limited gene therapy neurosurgeries to date to provide accurate placement of the cannula in the putamen, to allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the ongoing Phase 1b trial at UCSF experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY‑AADC. In our Phase 2 and future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we are currently developing. For VY-SOD102 in the treatment for ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedure, or problems were encountered with the use of V-TAG, our clinical trials could be suspended or terminated.

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

We have sought and may in the future seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

We have sought and may in the future seek a regenerative medicine advanced therapy, or RMAT, designation for some of our product candidates. Under the 21st Century Cures Act, or the Cures Act, to be eligible to receive RMAT designation from the FDA, a product candidate must be (i) considered a “regenerative medicine therapy” as defined in the Cures Act; (ii) intended to treat, modify, reverse, or cure one or more serious or life-threatening diseases or conditions; and (iii) indicated, in preliminary clinical evidence, to have the potential to address unmet medical needs for such diseases or conditions. Gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition in the Cures Act of a regenerative medicine therapy.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the submission fee to obtain U.S. marketing approval is more than $2.0 million, and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or such regulatory authority disagrees with the promotion, marketing or labeling of that product, the regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our gene therapy platform, product programs, product candidates and scientific expertise in the fields of gene therapy and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis in 2018), Axovant Sciences Ltd., GenSight Biologics SA, LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., NightstaRx Ltd, Prevail Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., uniQure, Pfizer, and Spark Therapeutics, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie Inc., as well as other novel, non-oral forms of levodopa in development, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA (CVT-301), and Sunovion Pharmaceuticals’ sublingual apomorphine, APL-130277. Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Axovant is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018). MeiraGTx is developing AAV-GAD, acquired from Vector Neurosciences, Inc. in 2018.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•

VY-SOD102 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen Inc., or Biogen, and a gene therapy being developed by AveXis (acquired by Novartis in 2018);

•

VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer and by Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), and BMN 290 being developed by BioMarin Pharmaceutical Inc.;

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

•

Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie Inc., Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and

VY-NAV01 for severe, chronic pain will potentially compete with Nav1.7 inhibitors being developed by Biogen, Sunovion, Amgen, Inc., and Astellas Pharma Inc, and Nav1.8 inhibitors being developed by Vertex.

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the Phase 1b, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC, have used and are using the ClearPoint System from MRIC.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials or manufacturing control requirements. In many countries outside the United States, a product candidate must be separately approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates in the European Union but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time‑consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Risks Related to Third Parties

To date, all of our revenue has been derived from our collaborations with Sanofi Genzyme and AbbVie, and if any of these,  our other Strategic Collaborations, or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects would be harmed.

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

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, which we refer to as the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the AbbVie Tau Collaboration Agreement, we received an upfront payment of $69.0 million and may receive option exercise payments, future development and regulatory milestone payments and royalties.

Under the AbbVie Tau Collaboration Agreement, we are obligated to use diligent efforts to conduct research and development activities, including IND-enabling and Phase 1 clinical trial activities, for which we are solely financially responsible. As described above, our research and development activities in connection with a collaboration might not be successful. The AbbVie Tau Collaboration Agreement shall automatically terminate if AbbVie decides not to exercise one or more of its options prior to the expiration of the specified periods of the collaboration. If AbbVie did not exercise one or more of its options, we would have incurred significant research and development expenses but would not receive any future option exercise, milestone payments, or royalty payments under the collaboration.

Such research and development activities shall be pursuant to plans agreed to by the parties and overseen by a joint governance committee, or JGC. Initially, we will have final decision-making authority within the JGC, subject to specified limitations. If AbbVie exercises its license option, however, AbbVie will assume final decision-making authority within the JGC. If AbbVie exercises its license option, it will also be solely responsible for all development and commercialization activities relating to compounds and products licensed pursuant to the agreement, and, at AbbVie’s request, we could be required to effect a full transfer of the manufacturing process for such compound and products. Even if AbbVie does not exercise any of its options under the AbbVie Tau Collaboration Agreement, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by us and AbbVie arising from the collaboration.

AbbVie might not be effective in administering the JGC, obtaining approvals for the product candidates arising from our collaboration, or commercializing or manufacturing the resulting products. Further, AbbVie’s objectives in connection with the collaboration may not be consistent with our best interests. AbbVie could use its leadership of the JGC or intellectual property it has licensed under the AbbVie Tau Collaboration Agreement in a manner adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including our Parkinson’s disease program, or AADC Program, our Friedreich’s ataxia program, or FA Program, and two programs to be determined by us and Neurocrine at a later date, or the

Discovery Programs. Under the terms of the agreement, we will receive an upfront payment of $165.0 million, inclusive of $50.0 million for 4,179,728 shares of our common stock and may receive future development and regulatory milestones and royalties. The Neurocrine Collaboration Agreement is subject to certain conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

Under the Neurocrine Collaboration Agreement, upon the expiration or termination of applicable waiting periods and the receipt of any required approvals or clearances including antitrust clearance, we have agreed to collaborate on the conduct of four collaboration programs: the AADC Program for the treatment of Parkinson’s disease, our FA Program for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate, and two programs Discovery Programs.

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy Collaboration Products, under (i) the AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, upon expiration of Sanofi Genzyme’s option to the Friedreich’s ataxia program pursuant to the Sanofi Genzyme Collaboration without exercise of such option, all countries in the world in which the Neurocrine Collaboration Agreement remained in effect with respect to the FA Program; and (iii) each Discovery Program, on a worldwide basis.

Pursuant to development plans to be agreed by the parties, which will be overseen by a joint steering committee, we have operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program (prior to specified transition events for each program), and are required to use commercially reasonable efforts to develop the Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by us in conducting these activities for each Neurocrine Program in accordance with an agreed budget. If we breach our development responsibilities or in certain circumstances upon a change in control of us, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

Upon the occurrence of specified events for each program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such program and to pay us milestones and royalties on future net sales.  For each Existing Program, we have the option to co-develop and co-commercialize such Program upon the occurrence of a specified event.  Should we elect to exercise our co-development and co-commercialization option, we and Neurocrine have agreed to enter into a cost- and profit-sharing arrangement whereby we and Neurocrine agree to jointly develop and commercialize Collaboration Products for such program and share in its costs, profits and losses, and we have agreed to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable co-development and co-commercialization agreement.  As described above, our research and development activities in connection with a collaboration might not be successful. Neurocrine may terminate the collaboration agreement in its entirety or on a program-by-program or country-by-country basis by providing at least 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. If Neurocrine were to terminate the agreement, we would become responsible for all research and development expenses relating to the Neurocrine Programs, and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement.  The Neurocrine Collaboration Agreement may also be terminated if specified regulatory agencies seek to enjoin the transaction or if we are unable to obtain antitrust clearance within 180 days of the applicable antitrust filings, which would prevent us from receiving any payments from Neurocrine under the agreement.

Neurocrine might not be successful in obtaining approvals for the product candidates arising from our collaboration, or commercializing or manufacturing the resulting products. Further, Neurocrine’s objectives in connection with the collaboration may not be consistent with our best interests. With respect to the rights granted to Neurocrine by us, Neurocrine could take actions that may be adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

In February 2019, we entered into the AbbVie Alpha-Synuclein Collaboration Agreement for the research, development, and commercialization of AAV gene therapy products directed against alpha-synuclein for indications including Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and may receive option exercise payments, future development and regulatory milestone payments and royalties.

Under the terms of the agreement, we and AbbVie have agreed to collaborate on the research and development of the specified vectorized antibody compounds, or the Research Compounds.  We are obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie. We are obligated to use diligent efforts to conduct antibody engineering and other research activities to create Research Compounds and to develop product candidates containing or comprised of such Research Compounds, which we refer to as Product Candidates. We are solely responsible for the costs and expenses during the research period. During a specified portion of the Research Period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four Research Compounds and their corresponding product candidates to proceed to the Development Period. As described above, our research and development activities in connection with a collaboration might not be successful. The AbbVie Alpha-Synuclein Collaboration Agreement shall automatically terminate if AbbVie decides not to exercise one or more of its options prior to the expiration of the specified periods of the collaboration. If AbbVie did not exercise one or more of its options, we would have incurred significant research and development expenses but would not receive any future option exercise, milestone payments, or royalty payments under the collaboration.

Such research and development activities shall be pursuant to plans agreed to by the parties and overseen by a JGC. Initially, we will have final decision-making authority within the JGC, subject to specified limitations. If AbbVie exercises its license option, however, AbbVie will assume final decision-making authority within the JGC. If AbbVie exercises its license option, it will also be solely responsible for all development and commercialization activities relating to compounds and products licensed pursuant to the agreement, and, at AbbVie’s request, we could be required to effect a full transfer of the manufacturing process for such compound and products. Even if AbbVie does not exercise any of its options under the AbbVie Alpha-Synuclein Collaboration Agreement, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by us and AbbVie arising from the collaboration.

AbbVie might not be effective in administering the JGC, obtaining approvals for the product candidates arising from our collaboration, or commercializing or manufacturing the resulting products. Further, AbbVie’s objectives in connection with the collaboration may not be consistent with our best interests. AbbVie could use its leadership of the JGC or intellectual property it has licensed under the AbbVie Alpha-Synuclein Collaboration Agreement in a manner adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

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

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC, have used and are using the real-time, intra-operative, MRI system called the ClearPoint System from MRIC. However, not all neurosurgical units within the United States utilize this system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We intend to use the ClearPoint System at certain sites in our RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

Management of MRIC, the manufacturer of the ClearPoint System, has expressed substantial doubt as to the ability of MRIC to continue as a going concern on several occasions. As of September 30, 2018, MRIC reported cash and cash equivalents of $3.7 million and secured debt (senior and junior) totaling approximately $3.3 million on its balance sheet. MRIC also reported a net loss of $1.4 million and $4.9 million for the three and nine months ended September 30, 2018.

We developed V-TAG as our own real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s disease program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the Center for Devices and Radiological Health of the FDA. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

We are currently exploring collaborations for V-TAG and expect to rely on third parties in the development and manufacture of the device. In May 2018, for example, we entered into a master services and supply agreement with MRIC which provides for MRIC to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. Collaborations, including our collaboration with MRIC, are subject to risks similar to those described elsewhere in this “Risk Factors” section, and the corporate objectives of such current and potential future collaborators may not be consistent with our best interests. If we are unable to enter into additional collaborations or any collaborations are not successful, use of V-TAG in our clinical trials could be adversely affected, and our clinical trials, including our RESTORE-1 Phase 2 clinical trial, could be delayed.

We may seek to enter into collaborations in the future with other third parties. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, licensing, and/or broader collaboration agreements. Our likely collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations on favorable terms or at all. Our ability to generate revenues from our collaborations will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

We expect to rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other clinical development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. Our reliance on these third-parties does not relieve us of our regulatory responsibilities. For example, our Phase 1b clinical trial of VY-AADC and our separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory were conducted at several locations, including UCSF and UPMC. We expect to conduct our RESTORE-1 Phase 2 clinical trial at over twenty clinical trial sites,  including neurosurgical and neurology patient referral sites in the United States and Europe. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials.

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

Additionally, if supply from any third-party manufacturers is delayed or interrupted, there could be a significant disruption in the supply of our clinical or commercial material. We have agreements in place with our contract manufacturers pursuant to which we are collaborating on cGMP manufacturing processes and analytical methods for the manufacture of our AAV product candidates. Therefore, if we are unable to enter into an agreement with our contract manufacturers to manufacture clinical or commercial material for our product programs, or if our agreement with our contract manufacturers were terminated, we would have to find suitable alternative manufacturers. This could delay our or our collaborators’ ability to conduct clinical trials or commercialize our current and future product candidates. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

Any contamination in the manufacturing process for our products or product candidates, shortages of raw materials, cells or reagents, or failure of any of our key suppliers to deliver necessary components could result in delays in our clinical development or marketing schedules.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA in the future.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as the implementation of statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the Trump administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we or our collaborators may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities, which could adversely affect our business, prospects, financial condition and results of operations.

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

Although we maintain product liability insurance coverage in the amount of $5.0 million per occurrence and $5.0 million in the aggregate, and clinical testing liability insurance in the amount of $10.0 million per occurrence and $10.0 million in the aggregate, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, and could require a substantial expenditure of resources to remedy. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  We could also be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees. Outside parties may attempt to penetrate our systems or those of the third parties with which we contract or to fraudulently induce our employees or employees of such third parties to disclose sensitive information to gain access to our data.

The number and complexity of these threats continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Although we maintain cyber risk insurance for certain costs we may incur due to a cyber-related event, this insurance may not provide adequate coverage against potential liabilities. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position and the market perception of the effectiveness of our security measures could be harmed, our credibility could be damaged, and the further development and commercialization of our product candidates could be delayed.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2018, we had both federal and state net operating loss carryforwards of $162.9 million and $163.8 million, respectively, which expire beginning in 2033. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The use of such data involves risks and uncertainties, and such data is subject to change based on various factors. Our estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting in the United States, the European Union and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or access, all of which would harm our results of operations and our business.

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

Under our collaboration and option agreement with AbbVie related to defective or excess aggregation of tau protein in the human brain, AbbVie has options to advance certain compounds into further development and to obtain an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize such compounds and corresponding products for all human diagnostic, prophylactic and therapeutic uses. If AbbVie exercises any of these options, we would be eligible to receive specified option fees. In addition, we would be eligible to receive specified development and regulatory milestone payments and tiered royalties on the global commercial net sales products developed under our tau collaboration.

Under our collaboration agreement with Neurocrine, Neurocrine will fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC. After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC with Neurocrine in the U.S. under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) grant Neurocrine full global commercial rights in exchange for milestone payments and royalties based on global sales. Under the terms of the agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the U.S. under a 60/40 cost- and profit-sharing arrangement, or (2) grant Neurocrine full worldwide commercial rights in exchange for milestone payments and royalties based on global sales, subject to Sanofi Genzyme’s option to commercialize the FA Program in countries outside the United States. Under the terms of the agreement for the two Discovery Programs, Neurocrine will fund the development of those programs and we have the right to earn milestone payments and royalties based on global sales. Under the terms of the agreement for the two Discovery Programs, Neurocrine will fund the development of the programs and we have the right to earn milestone payments and royalties based on global sales.

Under our collaboration and option agreement with AbbVie directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies, AbbVie has options to advance certain compounds into further development and to obtain an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize such compounds and corresponding products for all human diagnostic, prophylactic and therapeutic uses. If AbbVie exercises any of these options, we would be eligible to receive specified option fees. In addition, we would be eligible to receive specified regulatory and commercial milestone payments and tiered royalties on the global commercial net sales products developed under our alpha-synuclein collaboration.

In the future, we may seek to enter into collaborations regarding other of our product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well‑funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. We might face unforeseen costs and expenses associated with creating an independent sales and marketing organization. Our sales personnel might also face difficulties obtaining access to physicians or being able to persuade adequate numbers of physicians to use or prescribe our products or selling our products if we lack complementary products, which could disadvantage us compared to companies with more extensive product lines. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they receive regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third‑party payors. Coverage and reimbursement by a third‑party payor may depend upon several factors, including the third‑party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient and the indication;
•	convenient and easy-to-administer compared to alternative treatments;
•	cost‑effective compared to alternative treatments; and
•	neither experimental nor investigational.

No uniform policy requirement for coverage and reimbursement for biopharmaceutical products exists among third‑party payors. Therefore, coverage and reimbursement for such products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement for a product from third‑party payors is a time‑consuming and costly process that could require us to provide to each different payor supporting scientific, clinical and cost‑effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment including our research, development, manufacture, sales, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Assuming we obtain coverage for a given product by a third‑party payor, the resulting reimbursement payment rates may not be adequate or may require co‑payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.

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

If we fail to comply with our obligations under these license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop, manufacture, or market products covered by the license or may face other penalties under the agreements. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

The patent prosecution process is expensive, time‑consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some cases, we may be able to obtain patent protection, but such protections may expire before we commercialize the product protected by those rights, leaving us no meaningful protection for our products. In other cases, where our intellectual property is being managed by a third-party collaborator, licensee or partner, that third party may fail to act diligently in prosecuting, maintaining, defending or enforcing our patents.  Such conduct may result in the failure to maintain or obtain protections, loss of rights, loss of patent term or, in cases where a third party has acted negligently or inequitably, patents being found unenforceable.

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

In spite of a legal presumption of validity, the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability which may be challenged in the courts and patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, resulting in termination of our access to such intellectual property, or increase our financial or other obligations to our licensors.

The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, result in loss of access, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could harm our business, financial condition, results of operations and prospects.

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

On February 1, 2019 the government of Venezuela, in response to certain US sanctions, began to require that  foreign entities pay all official fees, including patent fees (either for pending matters or new petitions),  in PETRO, a “cryptocurrency” created by the Nicolás Maduro administration in February 2018 as a way to collect U.S. dollars while avoiding American financial sanctions issued under an Executive Order of President Trump on March 19, 2018. The Executive Order banned transactions involving “any digital currency, digital coin, or digital token, that was issued by, for, or on behalf of the Government of Venezuela on or after January 9, 2018.”  The prohibition is applicable to any U.S. entity unless exempted by license. We do not hold such a license and therefore may not be able to secure patents in Venezuela.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2014 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. With Brexit, there is uncertainty associated with obtaining, defending, and enforcing intellectual property rights in the United Kingdom. International treaties and regulations promulgated as a result of this transition could impede or eliminate our ability to obtain or maintain meaningful intellectual property rights in the United Kingdom. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Competitors may infringe our intellectual property rights or the intellectual property rights of our licensing partners, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our directors, employees, consultants, and advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that these individuals do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self‑executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first‑to‑invent” system to a “first‑inventor‑to‑file” system, allow third‑party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first‑inventor‑to‑file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has promulgated regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first‑inventor‑to‑file provisions, became effective on March 16, 2013. The Leahy‑Smith Act has resulted in an increased investment in filing applications earlier, and consequently has increased the uncertainties and costs surrounding the prosecution of our patent applications, and may increase the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

The  administrative tribunal created by the Leahy-Smith Act, known as the Patent Trial and Appeals Board, or PTAB, may have an impact on the operation of our business in the future. For example, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them. Moreover, if such challenges occur, we may not have the right to control the defense. In certain situations, we may be required to rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

We also may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain as the courts address issues such as patenting genes or gene products. The most recent guidance provided under  Berkheimer v HP, Inc. (April 19, 2018) and Vanda Pharmaceuticals, Inc. v West-Ward Pharmaceuticals (June 7, 2018) instruct USPTO examiners on the ramifications of the court rulings as applied to natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.

We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the court decisions referenced above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact decisions from the Supreme Court’s decisions in Mayo Collaborative Services v. Prometheus Laboratories and Molecular Pathology v. Myriad Genetics, Inc. or other applicable court decisions may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have an adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Moreover, although the Supreme Court has held that isolated segments of naturally occurring DNA are not patent‑eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene‑related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non‑infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third‑party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

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

We own service mark registrations in the USPTO for the marks “VOYAGER THERAPEUTICS” and “VOYAGER THERAPEUTICS Logo” and European Community trademark registrations for the marks “V-TAG” and “VOYAGER TRAJECTORY ARRAY GUIDE.” We also own pending trademark applications in the USPTO for the marks “V-TAG” and the V-TAG Logo. Our trademarks or our trade name may be challenged, infringed, circumvented or declared generic or found to infringe prior third-party marks. We may not be able to protect our rights in our trademarks or in our trade name, which we need in order to build name recognition among potential partners or customers in our markets of interest. It is possible that competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of prior registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade name. Over the long term, if we are unable to establish name recognition based on our trademarks and trade name, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce and protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, Bellevue Asset Management, Armistice Capital, UBS Switzerland, and BlackRock Institutional Trust Company, N.A., represent beneficial ownership, in the aggregate, of approximately 56% of our outstanding common stock as of December 31, 2018. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriter of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of February 26, 2019, $75.0 million in shares of common stock remained eligible for sale under the sales agreement. In January 2019, we executed a stock purchase agreement to sell common stock to Neurocrine for an aggregate purchase price of approximately $50.0 million. The sale of shares to Neurocrine is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Annual Report on Form 10-K. As a result, we have not yet issued such shares to Neurocrine, but, if the applicable closing conditions are met, we expect to do so promptly.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2018 through December 31, 2018, the sales price of our common stock ranged from a high of $31.91 to a low of $8.30 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the ability to secure third-party reimbursement for our product candidates;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

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

We expect to continue to take advantage of some, but not all, of the available exemptions. Even after we no longer qualify as an emerging growth company, we might still qualify as a smaller reporting company, or SRC, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an EGC or SRC, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes‑Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time‑consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts. Our current leased facilities encompass approximately 74,000 square feet of office and laboratory space, located at 75 Sidney Street and 64 Sidney Street, Cambridge, Massachusetts.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2018, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock. On  February 22, 2019, the last reported sale price for our common stock on the Nasdaq Global Select Market was  $13.12 per share.

Stockholders

As of February 22, 2019, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

On July 16, 2018, we issued to our new President and Chief Executive Officer, G. Andre Turenne, a non-statutory stock option to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $18.03 per share. This option was granted as an inducement material to Mr. Turenne’s entry into employment with us and was issued outside our existing equity compensation plans in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). We also intend to issue non-statutory stock options to purchase an aggregate of 338,750 shares of our common stock and an aggregate of 58,125 restricted stock units, or RSUs, to certain of our future executive officers who have executed employment agreements but not yet commenced employment with us.  These equity awards were granted as inducements material to the respective officers’ entry into their employment agreements with us and will be issued outside of our existing equity compensation plans in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4) on such officers’ first day of employment.

We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying the stock options granted to Mr. Turenne and the stock options and RSUs granted to our future executive officers prior to the time at which the shares underlying such options become exercisable or such RSUs become settleable.

Additionally, on January 28, 2019, in connection with the Neurocrine Collaboration, we agreed to sell 4,179,728 shares of Common Stock to Neurocrine at a price of $11.9625 per share, for an aggregate purchase price of approximately $50.0 million.  The sale of shares to Neurocrine is subject to customary closing conditions, including certain antitrust approvals, that have not been satisfied as of the date of this Annual Report on Form 10-K. As a result, we have not yet issued such shares to Neurocrine, but, if the applicable closing conditions are met, we expect to do so promptly thereafter.  We expect the shares to be issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) thereunder.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2018.

ITEM 6.         SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We have derived the statements of operations data for the years ended December 31, 2018, 2017,  and 2016, and the balance sheet data as of December 31, 2018 and 2017, from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015, and 2014,  from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(amounts in thousands, except share and per share data)
Consolidated statements of operations data:
Collaboration revenue	$7,619	$10,135	$14,220	$17,334	$—
Operating expenses:
Research and development	64,905	62,260	42,249	27,679	8,898
General and administrative	33,809	19,738	13,270	9,909	5,469
Total operating expenses	98,714	81,998	55,519	37,588	14,367
Loss from operations	(91,095)	(71,863)	(41,299)	(20,254)	(14,367)
Interest income (expense), net	3,310	1,227	976	332	(1)
Other (expense) income, net	(683)	(62)	182	(9,750)	(1,949)
Loss before income taxes	(88,468)	(70,698)	(40,141)	(29,672)	(16,317)
Income tax (benefit) provision	(180)	—	52	—	—
Net loss	$(88,288)	$(70,698)	$(40,193)	$(29,672)	$(16,317)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale-securities, net	34	(235)	199	(251)	—
Comprehensive loss	$(88,254)	$(70,933)	$(39,994)	$(29,923)	$(16,317)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(88,288)	$(70,698)	$(40,193)	$(29,672)	$(16,317)
Accretion of preferred stock to redemption value	—	—	—	(7,373)	(1,366)
Accrued dividends on series A preferred stock	—	—	—	(1,245)	—
Net loss attributable to common stockholders	$(88,288)	$(70,698)	$(40,193)	$(38,290)	$(17,683)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(2.75)	$(2.64)	$(1.59)	$(9.14)	$(27.83)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	32,065,781	26,803,711	25,302,414	4,191,210	635,448

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, and marketable debt securities	$155,806	$169,052	$174,418	$224,345	$7,035
Working capital(2)	130,808	155,893	164,984	171,963	5,884
Total assets	177,029	184,477	189,566	229,457	11,497
Redeemable convertible preferred stock	—	—	—	—	21,979
Common stock and additional paid-in capital	315,630	295,051	225,989	219,147	1
Total stockholders’ equity (deficit)	46,446	134,051	135,922	169,074	(20,830)

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

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial-scale. In addition to our capsid optimization efforts, we leverage novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of our AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. We believe we can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with our novel capsids.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme

Corporation, which we refer to as Sanofi Genzyme,  AbbVie Biotechnology Ltd and its affiliates, which we collectively refer to as AbbVie, and Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and our collaboration with AbbVie focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018. Additionally, we recently entered into collaborations with Neurocrine, or the Neurocrine Collaboration, which we expect to commence in the first half of 2019, and with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration.

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

Since inception, we have incurred significant operating losses. Our net losses were $88.3 million, $70.7 million, and $40.2 million for the years ended December 31, 2018,  2017, and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $269.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue investing in our gene therapy platform to optimize vector engineering, manufacturing and dosing and delivery techniques;
•	continue to advance our clinical candidate, VY-AADC, as a treatment for Parkinson’s disease through the ongoing Phase 1b clinical trial and our RESTORE-1 Phase 2 clinical trial;
•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies;
•	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	identify, acquire or in-license other product candidates and technologies;

•	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2018, we recognized $0.7 million of collaboration revenue from the Sanofi Genzyme Collaboration and $6.9 million of collaboration revenue from the AbbVie Tau Collaboration. For additional information about our revenue recognition policy related to the collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration agreements with Sanofi Genzyme, AbbVie,  Neurocrine, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the ongoing Phase 1b clinical trial and the separate Phase 1 trial exploring a posterior delivery approach and continue to enroll the RESTORE-1 Phase 2 clinical trial of VY‑AADC as a treatment for Parkinson’s disease, and move our other product candidates into clinical trials. Additionally, we expect research and development costs associated with activities under our Strategic Collaborations to increase. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the RESTORE-1 Phase 2 clinical trial of VY‑AADC, the expanded efforts in connection with our Strategic Collaborations, and the ongoing research and development activities and initiation of clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax‑related services, director and officer insurance premiums, business development activities, and investor relations costs.

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

Revenue Recognition – ASC 606

As of December 31, 2018, our revenue was generated from the Sanofi Genzyme Collaboration and the AbbVie Tau Collaboration. We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606 Revenue from Contracts with Customers, or ASC 606.  Effective January 1, 2018, we adopted the provisions of ASC 606 using the modified retrospective transition method. Under this method, we recorded the cumulative effect of initially applying the new standard to all contracts as of the date of adoption.

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

The promised goods or services in our arrangement typically consist of license rights to our intellectual property or research and development services. We provide options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	2.0%	1.5%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	74.4%	73.7%	73.1%

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of December 31,
	2018	2017	2016
Risk-free interest rate	2.6%	2.4%	2.1%
Expected dividend yield	—%	—%	—%
Expected term (in years)	7.6	8.5	9.1
Expected volatility	73.2%	76.2%	83.3%

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

We record the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Management concluded that the achievement of the performance milestone for one of the three performance-based awards had been met during 2016. Accordingly, stock-based compensation expense in the amount of $0.3 million, $1.4 million, and $1.1 million was recorded in the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-based compensation totaled approximately $15.7 million,  $9.1 million, and $6.3 million the years ended December 31, 2018,  2017,  and 2016 respectively. As of December 31, 2018, we had $0.1 million and $26.1 million of unrecognized compensation expense related to restricted stock awards and stock option awards, respectively, which are expected to be recognized over weighted-average remaining vesting periods at the time the milestones have been met and approximately 2.78 years, respectively. We expect the impact of our stock-based compensation expense for restricted stock and stock options granted to employees, directors and other service providers to grow in future periods due to the potential increases in the value of our common stock and headcount.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017:

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$7,619	$10,135	$(2,516)
Operating expenses:
Research and development	64,905	62,260	2,645
General and administrative	33,809	19,738	14,071
Total operating expenses	98,714	81,998	16,716
Other income:
Interest income	3,310	1,227	2,083
Other expense	(683)	(62)	(621)
Total other income	2,627	1,165	1,462
Loss before income taxes	(88,468)	(70,698)
Income tax provision	(180)	—	(180)
Net loss	$(88,288)	$(70,698)	$(180)

Collaboration Revenue

Collaboration revenue was $7.6 million for the year ended December 31, 2018,  and $10.1 million for the year ended December 31, 2017. Collaboration revenue included amounts related to the Sanofi Genzyme Collaboration in addition to research services related to the AbbVie Tau Collaboration, which commenced in February 2018. The decrease in revenue is primarily related the recognition of amounts related to our Parkinson’s program under the Sanofi Genzyme Collaboration, or the PD Option, in the year ended December 31, 2017, the adoption of ASC 606 as of January 1, 2018, which resulted in the use of a proportional performance method in 2018 as compared to the use of straight-line method in 2017, as well as changes in estimates of costs to reach proof of principle on our Huntington’s disease and Friedreich’s ataxia programs. These reductions were offset by revenue recognized on research services performed under the AbbVie Tau Collaboration.

We recognized $5.5 million of revenue in the year ended December 31, 2017 related to the portion of the upfront consideration under the Sanofi Genzyme Collaboration which had been allocated to Sanofi Genzyme’s rights related to the PD Option. In the year ended December 31, 2017, Sanofi Genzyme decided not to exercise the PD Option, and we recognized all amounts allocated to their option at that time. Additionally, effective January 1, 2018, we adopted the provisions of ASC 606 for revenue recognition.

Research and Development Expense

Research and development expense increased by $2.6 million from $62.3 million for the year ended December 31, 2017 to $64.9 million for the year ended December 31, 2018. The following table summarizes our research and development expenses, for the years ended December 31, 2018 and  2017:

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
External research and development expenses	$28,890	$33,816	$(4,926)
Employee and contractor related expenses	26,075	20,919	5,156

Facility, technology, and other expenses	9,305	6,705	2,600
License fees	635	820	(185)
Total research and development expenses	$64,905	$62,260	$2,645

The change in research and development expense for the year ended December 31, 2018 was primarily attributable to the following:

•

approximately $5.2 million for increased research and development employee compensation costs as we continue to increase research and development headcount to support our ongoing development of our clinical and pre-clinical programs and platform;

•	approximately $2.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased;
•

offset by approximately $4.8 million for decreased costs of funding research performed by third parties that conduct research and development. This reduction includes a decrease in preclinical activities,  offset by an increase in clinical and manufacturing activities;  further decreased by a reduction of approximately $0.1 million attributable to in‑kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration; and approximately $0.2 million related to decreased licensing costs.

General and Administrative Expense

General and administrative expense increased by $14.1 million from $19.7 million for the year ended December 31, 2017 to $33.8 million for the year ended December 31, 2018. The change in general and administrative expense was primarily attributable to the following:

•

approximately $9.6 million for increased employee compensation costs as we increase our administrative headcount to support our growing business. The increase included the recognition of $5.4 million of stock-based compensation related to the retirement agreement with our former Chief Executive Officer, Dr. Steven Paul;

•	approximately $2.7 million for increased legal costs for general, business development, and intellectual property support; and
•	approximately $1.7 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, Net

Other income of approximately $2.6 million and $1.2 million was recognized in the years ended December 31, 2018 and 2017 related to interest income on marketable securities balances offset by losses on our warrants to purchase shares of common stock and our common stock investment in MRI Interventions, Inc., or MRIC. The increase in other income is largely a result of higher cash balances year over year.

Income Tax

We recorded an income tax provision of $0.2 million related to our alternative minimum tax, or AMT, liability resulting in an income tax payable of $0.1 million for the year ended December 31, 2017.  The payable was due to the recognition of deferred revenue related to the Sanofi Genzyme Collaboration for income tax purposes. There was no income tax payable for the year ended December 31, 2018.

Comparison of year ended December 31, 2017 and 2016:

The following table summarizes our results of operations for the year ended December 31, 2017 and 2016, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$10,135	$14,220	$(4,085)
Operating expenses:
Research and development	62,260	42,249	20,011
General and administrative	19,738	13,270	6,468
Total operating expenses	81,998	55,519	26,479
Other income:
Interest income	1,227	976	251
Other (expense) income, net	(62)	182	(244)
Total other income	1,165	1,158	7
Loss before income taxes	(70,698)	(40,141)	(30,557)
Income tax provision	—	52	(52)
Net loss	$(70,698)	$(40,193)	$(52)

Collaboration Revenue

Collaboration revenue was $10.1 million for the year ended December 31, 2017,  and $14.2 million for the year ended December 31, 2016,  all of which related to the Sanofi Genzyme Collaboration. In October 2017, Sanofi Genzyme decided not to exercise its option for the ex-U.S. rights to the PD Option. Therefore, in the year ended December 31, 2017, we recognized $5.5 million of revenue related to the portion of the upfront consideration which had been allocated to the PD Option. In addition, revenue recognized during the year ended December 31, 2017 and 2016 includes amounts recognized related to consideration allocated to research and development services for various programs under the Sanofi Genzyme Collaboration. During 2017 we reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting. During 2016 we deprioritized the development of VY-SMN101. These adjustments were made on a prospective basis and resulted in decreases in revenue recognized by $2.1 million and $9.5 million, respectively, for the year ended December 31, 2017.

Research and Development Expense

Research and development expense increased by $20.0 million from  $42.2 million for the year ended December 31, 2016 to $62.2 million for the year ended December 31, 2017. The following table summarizes our research and development expenses, for the year ended December 31, 2017 and 2016, respectively:

	Year ended
	December 31,
	2017	2016	Change
	(in thousands)
External research and development expenses	$33,816	$20,413	$13,403
Employee and contractor related expenses	20,919	15,530	5,389
Facility, technology, and other expenses	6,705	4,553	2,152
License fees	820	1,753	(933)
Total research and development expenses	$62,260	$42,249	$20,011

The change in research and development expense was primarily attributable to research and development, and included the following:

•

approximately $14.5 million for increased costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities and manufacturing and production design on our behalf and increased purchases of lab supplies and non‑capital equipment used in designing, developing and manufacturing preclinical study materials, and an additional expense of approximately $1.1 million attributable to in-kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration;

•	approximately $5.4 million for increased research and development employee-related and consultant compensation costs;
•

approximately $2.2 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional leased space dedicated to research and development efforts at 64 Sidney Street and 75 Sidney Street; and

•	offset by approximately $0.9 million for decreased intellectual property and license fees.

General and Administrative Expense

General and administrative expense increased by $6.4 million from $13.3 million for the year ended December 31, 2016 to $19.7 million for the year ended December 31, 2017. The change in general and administrative expense was primarily attributable to the following:

•	approximately $3.5 million for increased employee compensation cost due to increases in headcount and stock-based compensation;
•	approximately $0.8 million for increased facility and other costs including rent, depreciation, maintenance and other expenses; and
•	approximately $2.1 million for increased legal and intellectual property expenses.

Other Income, Net

Other income of approximately $1.2 million was recognized in the years ended December 31, 2017 and 2016 related to interest income on marketable securities balances offset by losses on our warrants to purchase shares of common stock of MRIC.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, the Sanofi Genzyme Collaboration which commenced in February 2015, and the AbbVie Tau Collaboration which commenced in February 2018. Additionally, in January 2019, we entered into a Collaboration and License Agreement with Neurocrine Biosciences, Inc., or the Neurocrine Collaboration, which we expect to commence in the first half of 2019, and in February 2019, we entered into a Collaboration Agreement with AbbVie Ireland Unlimited Company, or the AbbVie Alpha-Synuclein Collaboration. Under the Neurocrine Collaboration, we will receive an upfront payment of $165.0 million, including a $50.0 million investment through the purchase of 4,179,728 shares of our common stock in a private placement, and under the AbbVie Alpha-Synuclein Collaboration, we will receive an upfront payment of $65.0 million.

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

As of December 31, 2018, we had cash, cash equivalents,  and marketable debt securities of $155.8 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018,  2017,  and 2016:

	Year ended
	December 31,
	2018	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,887)	$(61,350)	$(42,482)
Investing activities	26,467	(3,681)	47,721
Financing activities	4,749	59,920	514
Net increase (decrease) in cash and cash equivalents	$15,329	$(5,111)	$5,753

Cash Flows from Operating Activities

Net cash used in operating activities was $15.9 million during the year ended December 31, 2018 compared to $61.4 million during the year ended December 31, 2017. The decrease in cash used for operating activities was primarily due to the receipt of $69.0 million related to the AbbVie Tau Collaboration in 2018, offset by increases in operating expenses due to increased research and development activities, as well as higher general and administrative expenses as a result of a higher headcount, legal fees, and other costs year over year. The decrease in cash used in operating activities was also offset by an increase in prepaid expenses and other current assets as well as a decrease in accrued expenses.

 Net cash used in operating activities was $61.4 million during the year ended December 31, 2017 compared to $42.5 million of cash used in operating activities during the year ended December 31, 2016. The increase in cash used for operating activities was primarily due to an increase in operating expenses. The increase in operating expenses is primarily due to increased research and development activities as we advance our clinical and preclinical programs, as well as higher general and administrative expenses to support the increased research and development operations.

Cash Flows from Investing Activities

Net cash provided by investing activities was $26.5 million during the year ended December 31, 2018. The  cash provided by investing activities for the year ended December 31, 2018 was primarily due to proceeds from maturities of marketable securities of $364.0 million offset by purchase of marketable securities of $333.2 million and purchases of property and equipment of $4.9 million.

Net cash used in investing activities was $3.7 million during the year ended December 31, 2017.  The cash used in investing activities for the year ended December 31, 2017 was due to purchases of property and equipment of $4.0 million, offset by net proceeds from maturities and purchases of marketable securities of $0.3 million.

Net cash provided by investing activities was $47.7 million during the year ended December 31, 2016. The cash provided by investing activities for the year ended December 31, 2016 was due to proceeds from maturities of marketable securities of $165.1 million, partially offset by purchases of marketable securities of $112.4 million and purchases of property and equipment of $5.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.7 million during the year ended December 31, 2018 related to proceeds from exercises of stock options, and purchases by our employees of our common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities was $59.9 million during the year ended December 31, 2017 and was largely driven by the $58.0 million of net proceeds from our sale of common stock in November 2017 and proceeds from exercises of stock options.

Net cash provided by financing activities was $0.5 million during the year ended December 31, 2016 and consisted of proceeds from exercises of stock options.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as amounts expected from the upfront payment and expected reimbursement of development costs from the Neurocrine Collaboration Agreement and the upfront payment from the AbbVie Alpha-Synuclein Collaboration Agreement entered into in 2019, will enable us to fund our operating expenses and capital expenditure requirements into mid-2022.  Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
•	the scope, progress, results, costs, prioritization, and number of our research and development programs;

•

the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;

•

the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	the extent to which we acquire or in‑license other product candidates and technologies or acquire or invest in other businesses, such as our investment in MRIC;
•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our ongoing development of V-TAG;
•	the costs of securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)
Operating lease commitments(1)	$40,844	$4,325	$9,594	$10,142	$16,783

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in November 2026.

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

In February 2018, we entered into an agreement in connection with the AbbVie Tau Collaboration, or the AbbVie Tau Collaboration Agreement, pursuant to which we granted AbbVie an exclusive option to license, develop, and commercialize AAV and other virus-based gene therapy products for the treatment of neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. The collaboration is comprised of a research period, a development period, and an exclusive license option. During the research period, we are obligated to use diligent efforts to conduct antibody engineering and other research activities to create research compounds and to develop product candidates. We will be solely responsible for the costs and expenses during the research period. During a specified portion of the research period, AbbVie may exercise one or more of its exclusive development options to select up to a total of three research compounds and their corresponding product candidates to proceed to the development period.

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

In January 2019, we entered into an agreement in connection with the Neurocrine Collaboration, or the Neurocrine Collaboration Agreement, for the development and commercialization of our VY-AADC program, our gene therapy program for the treatment of Friedreich’s ataxia including VY-FXN01, and two programs to be determined by us and Neurocrine at a later date, which we refer to herein as the Discovery Programs.  Under the terms of the Neurocrine Collaboration Agreement, Neurocrine has agreed to pay us an upfront payment of $165.0 million, along with funding for ongoing development of each program in accordance with an agreed budget, and up to $1.7 billion in potential development, regulatory, and commercial milestone payments. Under the terms of the Neurocrine Collaboration Agreement, Neurocrine will fund the clinical development of the Phase 2 clinical program for VY-AADC for Parkinson’s disease. After our receipt of topline data of the RESTORE-1 Phase 2 trial, we have the option to either (1) co-commercialize VY-AADC in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) grant Neurocrine full global commercial rights in exchange for milestone payments and royalties based on global sales. Under the terms of the Neurocrine Collaboration Agreement, Neurocrine will fund the development for VY-FXN01 for Friedreich’s ataxia through the Phase 1 clinical trial. After the data readout of the Phase 1 trial, we have the option to either (1) co-commercialize VY-FXN01 with Neurocrine in the U.S. under a 60/40 cost- and profit-sharing arrangement, or (2) grant Neurocrine full worldwide commercial rights in exchange for milestone payments and royalties based on global sales, subject to Sanofi Genzyme’s option to commercialize the FA Program in countries outside the United States. Under the terms of the agreement for the two Discovery Programs, Neurocrine will fund the development of those programs and we have the right to earn milestone payments and royalties based on global sales. Sanofi Genzyme retains an option for ex-U.S. rights to VY-FXN01 following the data readout of the Phase 1 trial; however, if Sanofi Genzyme declines its option, the ex-U.S. rights to VY-FXN01 would revert to us and be included under the territories licensed to Neurocrine. Under the terms of the Neurocrine Collaboration Agreement, Neurocrine will fund the development of the two Development Programs, and we will have the right to earn milestone payments and royalties on global sales.

In February 2019, we entered into an exclusive collaboration and option agreement with AbbVie to develop and commercialize vectorized antibodies directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies. Under the terms of this agreement, we will receive an upfront payment of $65.0 million and may receive future option fees, development, regulatory, and commercial milestone payments, and royalties. Under the terms of the agreement, we and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds, or Research Compound, comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration is comprised of a research period and a development period. We are obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie. We are obligated to use diligent efforts to conduct antibody engineering and other research activities to create Research Compounds and to develop product candidates containing or comprised of such Research Compounds, Product Candidates. We are solely responsible for the costs and expenses during the Research Period. During a specified portion of the Research Period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four Research Compounds and their corresponding Product Candidates to proceed to the Development Period, after which AbbVie may exercise its option to license such Product Candidates following Phase 1 results, for which we may earn up to $245.0 million in option exercise payments in aggregate. In addition to the upfront payment and the potential option exercise payments, we are eligible to receive up to $727.5 million in development and regulatory milestones for each Licensed Compound. We are also eligible to receive tiered, escalating royalties, in the mid-single-digit percentage range on aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, as well as up to $500.0 million in commercial milestones based on aggregate annual net sales thresholds of Licensed Products. The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits.  Subject to certain exceptions, each of AbbVie and the Company has agreed to be financially responsible for all payments owed to a third party with which it has contracted for any use of in-licensed intellectual property under the Collaboration Agreement.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B.          OTHER INFORMATION

As previously discussed, we are a party to a license agreement with REGENX for the development and commercialization of gene therapies to treat ALS, Friedreich’s ataxia and Huntington’s disease. Pursuant to our license agreement, REGENX granted us a non-exclusive worldwide license to certain technology and an option to obtain a non-exclusive worldwide license for intellectual property pertaining to a specified AAV vector. We exercised an option to certain technology of REGENX in November 2016. We do not currently utilize any rights licensed under the REGENX license agreement.

On February 21, 2019, we provided REGENX notice that we were exercising our right to terminate our license agreement with REGENX in its entirety, effective on May 22, 2019, at the expiration of the required notice period. Upon the effective date of termination, we are required to grant to REGENX a non-exclusive, perpetual, irrevocable, worldwide, royalty-free, transferable, sublicensable license to certain improvements made by us during the term of the license (including any intellectual property rights with respect thereto). This grant back will allow for REGENX’s use of the improvements in the research, development or commercialization of products in any therapeutic indication. Additionally, all licenses granted to us under the license agreement will terminate upon the effective date of termination.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

February 26, 2019

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$46,859	$31,530
Marketable securities, current	108,947	137,522
Prepaid expenses and other current assets	6,675	2,738
Total current assets	162,481	171,790
Property and equipment, net	12,771	10,283
Deposits and other non-current assets	1,149	1,304
Marketable securities, non-current	628	1,100
Total assets	$177,029	$184,477
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,038	$1,020
Accrued expenses	9,788	11,497
Deferred revenue, current portion	20,847	3,380
Total current liabilities	31,673	15,897
Deferred rent	5,710	5,337
Deferred revenue, net of current portion	92,199	28,180
Other non-current liabilities	1,001	1,012
Total liabilities	130,583	50,426
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 32,364,895 and 31,572,044 shares issued and outstanding at December 31, 2018 and 2017, respectively	32	32
Additional paid-in capital	315,598	295,019
Accumulated other comprehensive loss	(133)	(287)
Accumulated deficit	(269,051)	(160,713)
Total stockholders’ equity	46,446	134,051
Total liabilities and stockholders’ equity	$177,029	$184,477

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2018	2017	2016
Collaboration revenue	$7,619	$10,135	$14,220
Operating expenses:
Research and development	64,905	62,260	42,249
General and administrative	33,809	19,738	13,270
Total operating expenses	98,714	81,998	55,519
Operating loss	(91,095)	(71,863)	(41,299)
Other income (expense), net:
Interest income, net	3,310	1,227	976
Other (expense) income, net	(683)	(62)	182
Total other income (expense), net	2,627	1,165	1,158
Loss before income taxes	(88,468)	(70,698)	(40,141)
Income tax provision	(180)	—	52
Net loss	$(88,288)	$(70,698)	$(40,193)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale-securities, net of tax expense of $128 for the year ended December 31, 2016	34	(235)	199
Total other comprehensive income (loss)	34	(235)	199
Comprehensive loss	$(88,254)	$(70,933)	$(39,994)
Net loss per share, basic and diluted	$(2.75)	$(2.64)	$(1.59)
Weighted-average common shares outstanding, basic and diluted	32,065,781	26,803,711	25,302,414

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	24,930,979	$25	$219,122	$(251)	$(49,822)	$169,074
Vesting of restricted stock	601,501	1	17	—	—	18
Exercises of vested stock options	65,432	—	514	—	—	514
Stock-based compensation expense	—	—	6,310	—	—	6,310
Unrealized gain on available-for-sale securities, net of tax	—	—	—	199	—	199
Net loss	—	—	—	—	(40,193)	(40,193)
Balance at December 31, 2016	25,597,912	$26	$225,963	$(52)	$(90,015)	$135,922
Vesting of restricted stock	573,803	1	12	—	—	13
Exercises of vested stock options	158,677	—	1,363	—	—	1,363
Issuance of common stock under ESPP	66,652	—	563	—	—	563
Issuance of common stock from public offering (net of underwriters discounts and issuance costs of $4,100)	5,175,000	5	57,989	—	—	57,994
Stock-based compensation expense	—	—	9,129	—	—	9,129
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(70,698)	(70,698)
Balance at December 31, 2017	31,572,044	$32	$295,019	$(287)	$(160,713)	$134,051
Vesting of restricted stock	319,891	—	9	—	—	9
Exercises of vested stock options	384,186	—	3,891	—	—	3,891
Issuance of common stock under ESPP	88,774	—	969	—	—	969
Stock-based compensation expense	—	—	15,710	—	—	15,710
Unrealized gain on available-for-sale securities, net of tax	—	—	—	34	—	34
Cumulative-effect adjustment to beginning accumulated deficit and statement of operations resulting from ASU No. 2016-01	—	—	—	120	(120)	—
Modified retrospective adjustment to beginning accumulated deficit and deferred revenue resulting from ASU No. 2014-09	—	—	—	—	(19,930)	(19,930)
Net loss	—	—	—	—	(88,288)	(88,288)
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2018	2017	2016
Cash flow from operating activities
Net loss	$(88,288)	$(70,698)	$(40,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,710	9,238	6,310
Depreciation	2,117	1,595	612
Amortization of premiums and discounts on marketable securities	(2,163)	(24)	696
In-kind research and development expenses	176	113	1,182
Other non-cash items	859	46	709
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,937)	1,630	(847)
Other non-current assets	(180)	—	7
Deferred revenue	61,380	(10,135)	(14,582)
Accounts payable	(282)	470	(62)
Accrued expenses	(1,600)	4,900	2,636
Other non-current liabilities	—	1,000	—
Lease incentive benefit	321	515	1,050
Net cash used in operating activities	(15,887)	(61,350)	(42,482)
Cash flow from investing activities
Purchases of property and equipment	(4,305)	(3,985)	(5,029)
Purchases of marketable securities	(333,228)	(147,296)	(112,350)
Proceeds from maturities or sales of marketable securities	364,000	147,600	165,100
Net cash provided by (used in) investing activities	26,467	(3,681)	47,721
Cash flow from financing activities
Proceeds from the issuance of stock net of discount and issuance costs	—	57,994	—
Proceeds from the exercise of stock options	3,889	1,363	514
Proceeds from the purchase of common stock under ESPP	860	563	—
Net cash provided by financing activities	4,749	59,920	514
Net increase (decrease) in cash and cash equivalents	15,329	(5,111)	5,753
Cash, cash equivalents, and restricted cash beginning of period	32,265	37,376	31,623
Cash, cash equivalents, and restricted cash end of period	$47,594	$32,265	$37,376
Supplemental disclosure of cash and non-cash activities
Impact of adopting new accounting standards	$20,050	$—	$—
Capital expenditures incurred but not yet paid	$300	$—	$242

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

Additionally, the Company is working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company’s manufacturing process employs an established system that it believes will enable production of high quality AAV vectors at commercial-scale. In addition to the Company’s capsid optimization efforts, it leverages novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of its AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. The Company believes it can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with its novel capsids.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its collaboration with Sanofi Genzyme (the “Sanofi Genzyme Collaboration”),  its collaboration with AbbVie Biotechnology Ltd (the “AbbVie Tau Collaboration”), its collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration”), and its collaboration with AbbVie Ireland Unlimited Company (the “AbbVie Alpha-Synuclein Collaboration”). The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of December 31, 2018, the Company had an accumulated deficit of $269.1 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its collaborations with Sanofi Genzyme and AbbVie. Additionally, in January 2019, the Company entered into the Neurocrine Collaboration which is expected to commence in the first half of 2019. Under the Neurocrine Collaboration, the Company will receive an upfront payment of $165.0 million, including a $50.0 million investment in 4,179,728 shares of common stock. The effectiveness of this agreement is subject to certain conditions, including the expirations or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.  In February 2019, the Company announced the AbbVie Alpha-Synuclein Collaboration to develop and commercialize vectorized antibodies directed at pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases (synucleinopathies) characterized by the abnormal accumulation of misfolded alpha-synuclein protein. Under the terms of the AbbVie Alpha-Synuclein Collaboration, the Company will receive an upfront payment of $65.0 million. Based upon the current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities, as well as amounts expected from the upfront payment and expected reimbursement of development costs from the Neurocrine Collaboration Agreement and the upfront payment from the AbbVie Alpha-Synuclein Collaboration Agreement entered into in 2019, will enable the Company to fund its operating expenses and capital expenditure requirements into mid-2022.  There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock‑based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

All available for sale debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, recognizes the loss through a charge to the Company’s statement of operations and comprehensive loss. No other than temporary losses have been recognized.

Cash, cash equivalents, and marketable securities as of December 31, 2018 and 2017 consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$—	$—	$46,173
Marketable securities:
U.S. Treasury notes	108,951	1	5	108,947
Equity securities	1,220	—	592	628
Total marketable securities	$110,171	$1	$597	$109,575
Total money market funds and marketable securities	$156,344	$1	$597	$155,748
As of December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$—	$—	$30,469
Marketable securities:
U.S. Treasury notes	137,560	—	38	137,522
Equity securities	1,220	—	120	1,100
Total marketable securities	$138,780	$—	$158	$138,622
Total money market funds and marketable securities	$169,249	$—	$158	$169,091

All of the Company’s marketable debt securities at December 31, 2018 and 2017 have a contractual maturity of one year or less.

Restricted Cash

At December 31, 2018 and 2017, the Company maintained restricted cash totaling approximately $0.7 million held in the form of money market accounts as collateral for the Company’s facility lease obligation. The balance is included within deposits in other non‑current assets in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows:

	As of December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$46,859	$31,530	$36,641
Restricted cash included in deposits and other noncurrent assets	735	735	735
Total cash, cash equivalents, and restricted cash	$47,594	$32,265	$37,376

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

Impairment of Long‑Lived Assets

The Company evaluates long‑lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2018.

Revenue Recognition

As of December 31, 2018, all of the Company’s revenue is generated from its collaboration agreements with Sanofi Genzyme Corporation, a Sanofi company (“Sanofi Genzyme”), and AbbVie Biotechnology Ltd. and its affiliates collectively, (“AbbVie”).

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

The promised goods or services in the Company’s arrangements typically consist of license rights to the Company’s intellectual property and research and development services. The Company provides options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional

Research and Development

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018, the Company does not have any significant uncertain tax positions.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains or losses on marketable securities.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted‑average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted‑average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury‑stock and if‑converted methods.

For purposes of the diluted net loss per share, unvested restricted common stock and outstanding stock options are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti‑dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti‑dilutive:

	As of December 31,
	2018	2017	2016
Unvested restricted common stock	235,294	557,979	1,167,984
Outstanding stock options	4,225,152	3,143,566	1,871,237
Total	4,460,446	3,701,545	3,039,221

Concentrations of Credit Risk and Off‑Balance Sheet Risk

The Company has no financial instruments with off‑balance sheet risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company’s cash is held in accounts at a financial institution that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

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

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“Update No. 2016-01”). The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. The Company adopted Update No. 2016-01 in the first quarter of 2018, using the modified retrospective method. Unrealized gains and losses previously recorded to other comprehensive income (loss) were reclassified to accumulated deficit and all future fair value changes will be recorded to other income (loss). The adoption of the standard on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows and was adopted utilizing a full retrospective approach. The Company adopted the new standard on January 1, 2018. The Company has included the necessary reconciliation within Note 2 “Restricted Cash”.

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

The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. The Company had one open contract, relating to the Sanofi Genzyme Collaboration, on the adoption date and has assessed it under the new revenue standard. The adoption of ASC 606 resulted in the changes to (i) the allocation of arrangement consideration, including the determination of estimated selling price and the allocation of variable consideration to specific performance obligations and (ii) the application of proportional performance as a measure of progress on service-related deliverables.

The Company has accounted for the impact of adopting ASC 606 as a cumulative catch-up under the modified retrospective approach, which is represented as an increase of $20.0 million to deferred revenue with an offset to accumulated deficit, effective January 1, 2018. The following financial statement line items have been shown to reflect comparative balances under ASC 606 and ASC 605 for the year ended December 31, 2018, for both of the Sanofi Genzyme Collaboration and AbbVie Tau Collaboration, collectively.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands, except per share data)
Collaboration revenue	$7,619	$11,095	$(3,476)
Loss before income taxes	(88,468)	(84,992)	(3,476)
Net loss	(88,288)	(84,812)	(3,476)
Net loss per share, basic and diluted	(2.75)	(2.64)	(0.11)

Condensed Consolidated Balance Sheets

	As of December 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Deferred revenue, current	$20,847	$19,111	$1,736
Deferred revenue, non-current	92,199	70,529	21,670
Accumulated deficit	(269,051)	(245,645)	(23,406)

Condensed Consolidated Statements of Cash Flows

	Year ended December 31, 2018
	Under ASC 606	Under ASC 605	Effect of change
	(in thousands)
Net loss	$(88,288)	$(84,812)	$(3,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	61,380	57,904	3,476

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$46,173	$—	$—
Marketable securities:
U.S. Treasury notes	108,947	108,947	—	—
Equity securities	628	628	—	—
Total marketable securities	$109,575	$109,575	$—	$—
Warrants to purchase equity securities	234	—	234	—
Total	$155,982	$155,748	$234	$—
December 31, 2017
Money market funds included in cash and cash equivalents	$30,469	$30,469	$—	$—
Marketable securities:
U.S. Treasury notes	137,522	137,522	—	—
Equity securities	1,100	1,100	—	—
Total marketable securities	$138,622	$138,622	$—	$—
Warrants to purchase equity securities	569	—	569	—
Total	$169,660	$169,091	$569	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of December 31, 2018, 2017, and 2016 are as follows:

	As of December 31,
	2018	2017	2016
Risk-free interest rate	2.5%	2.0%	1.8%
Expected dividend yield	—%	—%	—%
Expected term (in years)	2.7	3.7	4.7
Expected volatility	112.7%	103.5%	97.5%

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

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Prepaid research and development contracts	$4,497	$1,330
Other current assets	1,360	766
Prepaid insurance	617	520
Accrued interest receivable	201	122
Total	$6,675	$2,738

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$7,035	$6,421
Laboratory equipment	8,843	5,262
Furniture and office equipment	1,675	1,565
Other	306	25
Construction in progress	19	—
Total property and equipment	17,878	13,273
Less: accumulated depreciation	(5,107)	(2,990)
Property and equipment, net	$12,771	$10,283

The Company recorded $2.1 million, $1.6 million, and $0.6 million in depreciation expense during the years ended December 31, 2018, 2017, and 2016, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Employee compensation costs	$3,780	$3,383
Research and development costs	3,555	5,780
Professional services	1,448	1,762
Accrued goods and services	784	388
Patent costs	120	120
Other	101	64
Total	$9,788	$11,497

7. Commitments and contingencies

Operating Leases

During April 2014, the Company entered into an agreement to lease the 75 Sidney Street facility under a non‑cancelable operating lease that would have expired December 15, 2019. The lease includes two renewal options, each for five-year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

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

In June 2018, the Company executed a third amendment to the 75 Sidney Street lease to lease additional space to further support its continued growth. The additional facility includes laboratory and office space, and was ready for occupancy in late 2018. The third amendment extended the term of the 75 Sidney Street lease until November 30, 2026. Additionally, the Company executed a second amendment to the 64 Sidney Street lease to extend that lease until November 30, 2026.

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

Rent expense of approximately $4.0 million, $2.9 million, and $2.0 million was incurred during the years ended December 31, 2018, 2017, and 2016, respectively.

Future annual minimum lease payments at December 31, 2018 are as follows:

Total Minimum
Lease Payments
(in thousands)
2019	4,325
2020	4,731
2021	4,863
2022	5,001
2023	5,141
2024+	16,783
$40,844

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

Upon Sanofi Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Sanofi Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Sanofi Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company is responsible for all commercialization activities relating to Split Territory Licensed Products in the United States, including all of the associated costs. Sanofi Genzyme is responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Sanofi Genzyme exercised its co‑commercialization rights, Sanofi Genzyme will be the lead party responsible for all commercialization activities related to the Huntington’s Licensed Product in the United States.

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

In addition, to the extent any Split Territory Licensed Products or the Spinal Muscular Atrophy Licensed Product are commercialized, the Company is entitled to tiered royalty payments ranging from the mid‑single digits to mid‑teens based on a percentage of net sales by Sanofi Genzyme.  Sanofi Genzyme is entitled to receive tiered royalty payments related to sales of the Split Territory Licensed Product ranging from the low‑single digits to mid‑single digits based on a percentage of net sales by the Company depending on whether the Company uses Sanofi Genzyme technology in the Split Territory Licensed Product. If Sanofi Genzyme elects to co‑commercialize VY‑HTT01 in the United States, the Company and Sanofi Genzyme will share in any profits or losses from VY‑HTT01 product sales.

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

In October 2017, Sanofi Genzyme decided not to exercise the PD Material Right. Therefore, in the year ended December 31, 2017, the Company recognized revenue of $7.8 million of consideration which had been allocated to the PD Material Right. In addition, revenue recognized during the years ended December 31, 2017 and 2016 include amounts recognized related to consideration allocated to research and development services for various programs under the Sanofi Genzyme Collaboration Agreement. During 2017 the Company reassessed the estimated period of performance for each of the units of accounting and determined that the estimated period would be extended for two units of accounting. During 2016 the Company deprioritized the development of VY-SMN101 for the treatment of Spinal Muscular Atrophy. As a result, the Company ceased recognizing the revenue allocated to this program. These adjustments were made on a prospective basis and resulted in decreases in revenue recognized by $2.1 million and $9.5 million, respectively, for the year ended December 31, 2017.

During the years ended December 31, 2018, 2017, and 2016, the Company recognized $0.7 million, $10.1 million, and $14.2 million, respectively, of revenue associated with its collaboration with Sanofi Genzyme related to research and development services performed during the period and for consideration allocated to the PD Material Right, which was recognized during 2017. As of December 31, 2018, there is $50.9 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Sanofi Genzyme has the option to license under the Sanofi Genzyme Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. All costs are included in research and development expenses in the Company’s statement of operations during the years ended December 31, 2018, 2017, and 2016.

AbbVie Tau Collaboration Agreement

Summary of Agreement

In February 2018, the Company entered into an exclusive collaboration and option agreement (the “AbbVie Tau Collaboration Agreement”) with AbbVie for the research, development and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease.

Under the AbbVie Tau Collaboration Agreement, the Company and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. The collaboration is comprised of a research period (the “Research Period”), a development period (the “Development Period”), and an exclusive license option (the “License Option”). The AbbVie Tau Collaboration Agreement included a non-refundable upfront payment of $69.0 million for services during the Research Period.

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

The Company’s research and development activities will be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (“JGC”) as detailed in the AbbVie Tau Collaboration Agreement. Any material amendment to the research or development plans must be mutually agreed to by the Company and AbbVie, which may be through the JGC.

Under the AbbVie Tau Collaboration Agreement, AbbVie is required to use commercially reasonable efforts to develop and commercialize at least one Licensed Product in each of the United States, Japan, the United Kingdom, Germany, France, Italy, and Spain. After exercise of the License Option, AbbVie is solely responsible for all development and commercialization activities relating to Licensed Compounds and Licensed Products at its sole cost and expense, subject to the agreed-upon research and development plans. The Company may elect to share in AbbVie’s development costs relating to a Licensed Product on an indication-by-indication basis in exchange for a specified increase in royalties (a “Cost-Sharing Option”). If the Company exercises a Cost-Sharing Option, the Company may either reimburse AbbVie for AbbVie’s applicable development costs or, in the case of certain budget overruns, AbbVie may instead deduct applicable development costs, up to a specified cap, from milestone and royalty payments owed by AbbVie to the Company.

Under the AbbVie Tau Collaboration, the Company is eligible to receive specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease and up to $115.0 million for a subsequent non-Alzheimer’s disease indication. Additionally, the Company is eligible to receive tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if the Company has exercised its Cost-Sharing Option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, subject to potential reductions in certain circumstances. For each Licensed Product, AbbVie also has the right to decrease or eliminate its royalty payments on such Licensed Product in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties or determined pursuant to dispute resolution procedures specified in the AbbVie Tau Collaboration Agreement.

Unless earlier terminated, the AbbVie Tau Collaboration Agreement will expire on the earliest to occur of the expiration of (i) the Development Option Period, without AbbVie’s exercise of a Development Option; (ii) the License Option Period, without AbbVie’s exercise of its License Option; and (iii) the last-to-expire royalty term with respect to all Licensed Products in all countries. The Company and AbbVie have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party, and AbbVie has the right to terminate for convenience.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Tau Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Tau Collaboration Agreement includes the following performance obligations: (i) research services during the Research Period (through the delivery of the final research report) including the identification of the Research Antibodies, conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to three Development Options to be rendered (collectively, the “Research Services”), and (ii) a material right associated with the Development Option on the first Research Compound and associated Product Candidates (“First Development Option Material Right”). The first Development Option provides AbbVie with (i) additional development services on a selected Research Compound and (ii) the ability to exercise the License Option. The Company has concluded the option provides a material right as the consideration paid by AbbVie upon exercise of the first Development Option is less than the amount that the Company would otherwise expect to receive outside the context of the contract.

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

The Company received a nonrefundable, upfront payment of $69.0 million as consideration under the AbbVie Tau Collaboration Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the Development and License Options by AbbVie or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contact term.

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

During the year ended December 31, 2018, the Company recognized $6.9 million of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. As of December 31, 2018, there is $62.1 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or noncurrent in the accompanying balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s statement of operations during the year ended December 31, 2018.

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

As of December 31, 2018, the Company continued to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

Other Agreements

During 2018, 2017, and 2016, the Company entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the licensed rights the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in‑process research and development. The license agreements obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. As of December 31, 2018 and 2017, there have been no milestones achieved. The Company can generally terminate the license agreements upon 30‑90 days prior written notice.

Additionally, certain license agreements require the Company to reimburse the licensor for certain past and ongoing patent related expenses. During the year ended December 31, 2018, 2017, and 2016, the Company incurred $0.6 million, $0.8 million, and $1.8 million of expense, respectively, related to these reimbursable patent costs which are recorded as general and administrative expense

During the year ended December 31, 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the year ended December 31, 2017, the Company earned a milestone payment of $1.0 million. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned through the year ended December 31, 2017 is recorded as a non-current liability in the consolidated balance sheet.

Litigation

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of December 31, 2018 or 2017.

8. Preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of December 31, 2018 and 2017. The authorized preferred stock was classified under stockholders’ equity at December 31, 2018.

9. Common stock

As of December 31, 2018 and 2017, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2018	2017
Shares reserved for vesting of restricted stock awards under the Founder Agreements	235,294	366,914
Shares reserved for vesting of restricted stock awards under the 2014 Option and Stock Plan	—	191,065
Shares reserved for exercise of outstanding stock options	4,225,152	3,143,566
Shares reserved for issuances under the 2015 Stock Option Plan	1,973,227	1,501,005
Shares reserved for issuances under the 2015 Employee Stock Purchase Plan	963,386	730,860
	7,397,059	5,933,410

10. Stock‑based compensation

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

The terms of stock option agreements, including vesting requirements, were determined by the Board of Directors and were subject to the provisions of the 2014 Plan. Restricted stock awards granted by the Company generally vest based on each grantee’s continued service with the Company during a specified period following grant. Stock options granted to employees generally vest over four years, with 25% vesting on the one year anniversary and 75% vesting ratably, on a monthly basis, over the remaining three years. Stock options granted to non‑employee consultants generally vest monthly over a period of one to four years.

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

The remaining 352,941 of the shares issued will begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards will be recognized when the achievement of the performance condition is considered probable, using management’s best estimates. Management concluded that the achievement of the performance milestone for one of the three performance-based awards had been met during 2016. Accordingly, stock‑based compensation expense in the amount of $0.3 million, $1.4 million, and $1.1 million was recorded in the years ended December 31, 2018, 2017, and 2016, respectively.

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

Effective January 1, 2016, 2017, 2018 and 2019, an additional 1,069,971, 1,070,635, 1,285,200, and 1,302,830 shares of common stock, respectively, were added to the Company’s 2015 Stock Option Plan pursuant to its “evergreen” provision, for future issuance. During the year ended December 31, 2018, the Company granted options to purchase 2,215,891 shares of common stock to employees and directors. As of December 31, 2018, there were 1,973,227 shares available for future issuance under the 2015 Stock Option Plan.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016, 2017, 2018, and 2019, a total of 267,492, 267,658, 321,300, and 325,707 shares of common stock, respectively, were added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. The Company issued 88,774 shares of common stock under the 2015 ESPP in the year ended December 31, 2018.

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$4,717	$5,367	$4,296
General and administrative	10,993	3,871	2,014
Total stock-compensation expense	$15,710	$9,238	$6,310

Restricted Stock

A summary of the status of and changes in unvested restricted stock was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested restricted common stock as of December 31, 2017	557,979	$0.70
Issued	—
Vested	(319,891)	$0.84
Repurchased	(2,794)	$1.11
Unvested restricted common stock as of December 31, 2018	235,294	$0.51

The expense related to awards granted to employees and non‑employees was $0.1 million and $0.4 million, respectively, for the year ended December 31, 2018. The expense related to awards granted to employees and non-

employees was $0.5 million and $2.7 million, respectively, for the year ended December 31, 2017. The expense related to awards granted to employees and non-employees was $0.5 million and $2.6 million, respectively, for the year ended December 31, 2016.

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2017	3,143,566	$11.82
Granted	2,215,891	$20.78
Exercised	(384,186)	$10.13
Cancelled or forfeited	(750,119)	$16.13
Outstanding at December 31, 2018	4,225,152	$15.91	8.4	$578
Exercisable at December 31, 2018	1,531,832	$12.55	7.3	$507
Vested and expected to vest at December 31, 2018	4,225,152	$15.91	8.4	$578

Using the Black‑Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the year ended December 31, 2018 was $13.87. The stock-based compensation expense related to stock option awards granted to employees and directors was $14.9 million, $5.5 million, and $3.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	2.0%	1.5%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	74.4%	73.7%	73.1%

There were no new options granted to non‑employees during the year ended December 31, 2018. Unvested options granted to non‑employees are revalued at each measurement period until they vest. The expense related to stock option awards granted to non‑employees was $0.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the Company had unrecognized stock‑based compensation expense related to its unvested stock options of $26.1 million which is expected to be recognized over the remaining weighted average vesting period of 2.78 years.

The fair value of each option issued to non‑employees was estimated at each vesting and reporting date using the Black‑Scholes option pricing model. The reporting date fair value was determined using the following weighted‑average assumptions:

	As of December 31,
	2018	2017	2016
Risk-free interest rate	2.6%	2.4%	2.1%
Expected dividend yield	—%	—%	—%
Expected term (in years)	7.6	8.5	9.1
Expected volatility	73.2%	76.2%	83.3%

11. 401(k) Savings plan

The Company has a defined‑contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $0.8 million, $0.5 million, and $0.3 million related to employer contributions made during the years ended December 31, 2018, 2017, and 2016, respectively.

12. Income taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax carryforwards, such as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income taxes in the period that includes the enactment date. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not that such asset will not be realized. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates its tax positions on an annual basis.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the U.S. Tax Cuts and Jobs Act (“Tax Act”) that made changes to the U.S. tax code impacting the year ended December 31, 2017 and future years. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%.

For the year ended December 31, 2017, the Tax Act required a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. At December 31, 2018, the Company does not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the date of the Tax Act enactment for companies to complete the accounting under Accounting Standards Codification 740—Income Taxes. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. The Company’s accounting for the Tax Act was completed in the fourth quarter of 2018 and resulted in no adjustments to the Company’s prior provisional estimates recorded in the period ended December 31, 2017.

The benefit for incomes taxes is as follows:

	Year ended December 31,
	2018	2017
	(in thousands)
Current
Federal	$180	$—
State	—	—
Total current	180	—
Deferred
Federal	—	—
State	—	—
Total deferred	—	—
Total tax expense	$180	$—

A  reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate at the Company’s effective tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Income tax computed at federal statutory tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	6.3%	6.1%	5.6%
General business credit carryovers	3.1%	5.0%	4.2%
Non-deductible expenses	(2.1)%	(4.1)%	(4.0)%
Deferred rate change	—%	(21.8)%	—%
Change in valuation allowance	(28.1)%	(19.2)%	(40.2)%
Total	0.2%	—%	(0.4)%

The Company has incurred net operating losses (“NOLs”) since June 2013. At December 31, 2018, the Company had federal and state net operating loss carryforwards of $162.9 million and $163.8 million, respectively. During 2018, the company generated federal and state NOLs carryforwards of $73.1 million and $72.1 million, respectively. The federal net operating loss carryforward generated in 2018 is limited to 80% of taxable income and has an indefinite carryforward period. The Company’s federal net operating loss carryforward generated in the period ended December 31, 2017 and prior, as well as the Company’s state NOL carryforwards begin to expire in 2033. As of December 31, 2018, the Company also had federal and state research and development tax credit carryforwards of $9.4 million and $3.0 million, respectively, which expire beginning in 2028. As of December 31, 2018, the Company had state investment credits of $0.4 million, which expire beginning in 2019.

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

The significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$44,556	$24,642
Tax credit carryforwards	12,021	8,832
Deferred rent	1,560	1,458
Deferred revenue	13,926	8,622
Non-deductible accruals and reserves	1,105	817
Intangibles	930	832
Stock compensation	2,802	1,361
Total deferred tax assets	76,900	46,564
Less valuation allowance	(75,213)	(44,953)
Net deferred tax assets	1,687	1,611
Deferred tax liabilities
Depreciation and amortization	(1,687)	(1,611)
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, research and development credit carryforwards, deferred revenue. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $75.2 million and $45.0 million has been established at December 31, 2018 and 2017, respectively. The change in valuation allowance was $30.2 million for the year ended December 31, 2018, primarily due to additional operating losses incurred by the Company for the year ended December 31, 2018. The primary reason for the difference between the income tax expense recorded by the Company and the amount of income tax expense at statutory income tax rates was the change in the valuation allowance.

At December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2018 and 2017, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

13. Related‑party transactions

Since inception, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was de minimis during the years ended December 31, 2018 and 2017.

14. Selected quarterly financial data (unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands, except per share data)
Collaboration revenue	$942	$2,575	$2,094	$2,008	$7,619
Total operating expenses	22,035	28,269	23,241	25,169	98,714
Loss from operations	(21,093)	(25,694)	(21,147)	(23,161)	(91,095)
Net loss	(19,926)	(25,541)	(20,289)	(22,532)	(88,288)
Net loss per share	$(0.63)	$(0.80)	$(0.63)	$(0.70)	$(2.75)

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands, except per share data)
Collaboration revenue	$1,464	$1,177	$1,148	$6,346	$10,135
Total operating expenses	18,986	19,816	24,503	18,693	81,998
Loss from operations	(17,522)	(18,639)	(23,355)	(12,347)	(71,863)
Net loss	(16,648)	(18,876)	(23,346)	(11,828)	(70,698)
Net loss per share	$(0.65)	$(0.73)	$(0.89)	$(0.40)	$(2.64)

15. Subsequent events

Neurocrine Collaboration

In January 2019, the Company entered into a collaboration and license agreement with Neurocrine for the research, development and commercialization of four programs including the Company’s Parkinson’s disease program, the Company’s Friedreich’s ataxia program, and two programs to be determined by the Company and Neurocrine at a later date. Under the terms of the agreement, the Company will receive an upfront payment of $165.0 million, inclusive of $50.0 million for the sale of 4,179,728 shares of its common stock, funding of development costs under the Parkinson’s and Friedreich’s ataxi programs, and may receive future development and regulatory milestones and royalties.

AbbVie Alpha-Synuclein Collaboration

In February 2019, the Company entered into a separate collaboration agreement with AbbVie, the AbbVie Alpha-Synuclein Collaboration Agreement, for the research, development, and commercialization of AAV and other virus based gene therapy products directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, the Company will receive an upfront payment of $65.0 million and may receive option exercise payments, future regulatory and commercial milestone payments and royalties.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

1.1	Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of December 1, 2016.	S-3	1.2	12/01/2016	333-207367

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant.	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant.	10-K	4.1	3/14/18	001-37625

4.2	Form of Indenture to be entered into between the Registrant and Trustee.	S-3/A	4.2	12/19/2016	333-207367

4.3	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of April 10, 2015.	S-1/A	4.2	10/28/2015	333-207367

10.1#	2014 Stock Option and Grant Plan and forms of award agreements thereunder.	S-1/A	10.1	10/28/2015	333-207367

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1/A	10.2	10/28/2015	333-207367

10.3†	Collaboration Agreement by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015.	S-1/A	10.3	11/06/2015	333-207367

10.4†	Exclusive License Agreement by and between the Registrant and the University of Massachusetts, dated January 30, 2014.	S-1	10.4	10/09/2015	333-207367

10.5	Lease Agreement by and between the Registrant and UP 45/75 Sidney Street, LLC, dated as of April 1, 2014.	S-1/A	10.5	10/28/2015	333-207367

10.6	First Amendment to Lease Agreement by and between the Registrant and 45/75 Sidney Street, LLC, dated as of December 23, 2015.	10-Q	10.5	05/12/2016	001-37625

10.7#	Offer Letter by and between the Registrant and Bernard Ravina, M.D., dated January 15, 2014.	S-1/A	10.6	10/28/2015	333-207367

10.9#	Offer Letter by and between the Registrant and Steven Paul, M.D., dated July 24, 2014.	S-1/A	10.8	10/28/2015	333-207367

10.10	Form of Indemnification Agreement to be entered into between the Registrant and its directors.	S-1/A	10.9	10/28/2015	333-207367

10.11	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers.	S-1/A	10.10	10/28/2015	333-207367

10.12†	License Agreement, by and between the Registrant and ReGenX Biosciences, LLC, dated May 28, 2014.	S-1/A	10.11	11/04/2015	333-207367

10.13#	2015 Employee Stock Purchase Plan.	S-1/A	10.12	10/28/2015	333-207367

10.14#	Employment Agreement by and between the Registrant and Steven M. Paul, Dated May 11, 2016.	10-Q	10.1	05/12/2016	001-37625

10.16#	Employment Agreement by and between the Registrant and Dinah Sah, dated May 11, 2016.	10-Q	10.3	05/12/2016	001-37625

10.17	Lease Agreement by and between the Registrant and UP 64 Sidney Street, LLC, dated as of December 23, 2015.	10-Q	10.6	05/12/2016	001-37625

10.18	First Amendment to Lease Agreement, by and between Voyager Therapeutics, Inc. and UP 64 Sidney Street, LLC, dated June 1, 2018.	8-K	10.2	06/05/2018	001-37625

10.19#	Employment Agreement by and between the Registrant and Jane Pritchett Henderson, dated January 1, 2017.	8-K	10.1	01/03/2017	001-37625

10.20#	Employment Agreement by and between the Registrant and Matthew Ottmer, dated September 11, 2017.	8-K	10.1	9/18/2017	001-37625

10.21	Second Amendment to the Lease Agreement by and between the Registrant and UP 45/75 Sidney Street, LLC, dated as of February 5, 2018.	8-K	10.1	02/07/2018	001-37625

10.22#	Amendment No. 1 to 2015 Employee Stock Purchase Plan.	10-K	10.21	03/14/2018	001-37625

10.23††	Collaboration Agreement by and between the Registrant and AbbVie Biotechnology Ltd, dated as of February 16, 2018.	10-K	10.22	03/14/2018	001-37625

10.24#	Retirement Agreement, by and between Voyager Therapeutics, Inc. and Steven M. Paul, dated June 28, 2018.	8-K	10.1	06/29/2018	001-37625

10.25#	Employee Agreement, by and between Voyager Therapeutics, Inc. and G. Andre Turenne, dated June 28, 2018.	8-K	10.2	06/29/2018	001-37625

10.26#	Consulting Agreement, by and between Voyager Therapeutics, Inc. and Steven M. Paul, M.D., dated August 2, 2018.	10-Q	10.5	08/07/2018	001-37625

10.27#	Form of Non-Qualified Stock Option Agreement for Inducement Grant.					X

10.28††	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019.					X

10.29	Stock Purchase Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019.					X

10.30	Investor Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019.					X

10.31††	Collaboration and Option Agreement, by and between the Registrant and AbbVie Ireland Unlimited Company, dated February 21, 2019.					X

10.32#	Employment Agreement, by and between Voyager Therapeutics, Inc. and Allison Dorval, dated November 7, 2018.	10-Q	10.3	11/07/2018	001-37625

10.33#	Form of Restricted Stock Unit Agreement for Inducement Grant.					X

10.34	Third Amendment to Lease Agreement, by and between Voyager Therapeutics, Inc. and UP 45/75 Sidney Street, LLC, dated June 1, 2018.	8-K	10.1	06/05/2018	001-37625

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.	X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

#     Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†     Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

††   Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

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

February 26, 2019	VOYAGER THERAPEUTICS, INC.
	By:	/s/ G. Andre Turenne G. Andre Turenne Chief Executive Officer, President, and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Voyager Therapeutics, Inc. (the “Company”), hereby severally constitute and appoint G. Andre Turenne and Allison Dorval, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Andre Turenne	Chief Executive Officer, President, and Director	February 26, 2019
G. Andre Turenne	(Principal Executive Officer)

/s/Allison Dorval	Chief Financial Officer	February 26, 2019
Allison Dorval	(Principal Financial and Accounting Officer)

/s/Mark Levin	Director	February 26, 2019
Mark Levin

/s/Jim Geraghty	Director	February 26, 2019
Jim Geraghty

/s/Michael Higgins	Director	February 26, 2019
Michael Higgins

/s/Perry A. Karsen	Director	February 26, 2019
Perry A. Karsen

/s/Steven Hyman, M.D.	Director	February 26, 2019
Steven Hyman, M.D.		4

/s/Wendy Dixon, Ph.D.	Director	February 26, 2019
Wendy Dixon, Ph. D.

/s/Steve Paul, M.D.	Director	February 26, 2019
Steve Paul, M.D.		4

/s/Glenn Pierce, M.D., Ph.D.	Director	February 26, 2019
Glenn Pierce, M.D., Ph.D.