Form 10-Q
period 2019-03-31
Voyager Therapeutics, Inc.
filed 2019-05-07
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	VYGR	Nasdaq Global Select Market

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 3, 2019 was 36,832,397.

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
•

our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;

•	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
•

the timing of and our ability to submit applications, and obtain and maintain regulatory approvals for our product candidates, including our ability to file Investigational New Drug applications for our programs including VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, VY-HTT01 for the treatment of Huntington’s disease, and VY-FXN01 for the treatment of Friedreich’s ataxia;

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
•

our strategic collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme; AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie; and Neurocrine Biosciences, Inc., or Neurocrine, including the possibility and timing of Sanofi Genzyme or AbbVie exercising their respective options to certain of our programs as specified in the applicable collaboration agreements;

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
•

our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 trial; and

•	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A  - Risk Factors,” and in “Part I, Item 1A – Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019 that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,261	$46,859
Marketable securities, current	245,238	108,947
Prepaid expenses and other current assets	6,668	6,675
Total current assets	365,167	162,481
Property and equipment, net	13,146	12,771
Deposits and other non-current assets	1,462	1,149
Operating lease, right-of-use asset	30,294	—
Marketable securities, non-current	1,280	628
Total assets	$411,349	$177,029
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,261	$1,038
Accrued expenses	9,276	9,788
Other current liabilities	2,673	—
Deferred revenue, current portion	44,566	20,847
Total current liabilities	58,776	31,673
Deferred revenue, net of current portion	217,483	92,199
Other non-current liabilities	34,396	6,711
Total liabilities	310,655	130,583
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2019 and December 31, 2018; 36,575,983 and 32,364,895 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37	32
Additional paid-in capital	396,953	315,598
Accumulated other comprehensive loss	(75)	(133)
Accumulated deficit	(296,221)	(269,051)
Total stockholders’ equity	100,694	46,446
Total liabilities and stockholders’ equity	$411,349	$177,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Collaboration revenue	$5,197	$942
Operating expenses:
Research and development	24,831	14,853
General and administrative	9,659	7,182
Total operating expenses	34,490	22,035
Operating loss	(29,293)	(21,093)
Other income:
Interest income	1,145	588
Other income	978	399
Total other income	2,123	987
Loss before income taxes	(27,170)	(20,106)
Income tax benefit	—	180
Net loss	$(27,170)	$(19,926)
Other comprehensive income
Net unrealized gain on available-for-sale securities	58	5
Cumulative effect adjustment resulting from ASU No. 2016-01	—	120
Total other comprehensive income	58	125
Comprehensive loss	$(27,112)	$(19,801)
Net loss per share, basic and diluted	$(0.81)	$(0.63)
Weighted-average common shares outstanding, basic and diluted	33,353,061	31,759,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	31,572,044	$32	$295,019	$(287)	$(160,713)	$134,051
Vesting of restricted stock	145,829	—	3	—	—	3
Exercises of vested stock options	132,733	—	1,412	—	—	1,412
Issuance of common stock under ESPP	38,392	—	418	—	—	418
Stock-based compensation expense	—	—	2,260	—	—	2,260
Unrealized gain on available-for-sale securities, net of tax	—	—	—	5	—	5
Cumulative effect adjustment to beginning accumulated deficit and statement of operations resulting from ASU No. 2016-01	—	—	—	120	(120)	—
Modified retrospective adjustment to beginning accumulated deficit and deferred revenue resulting from ASU No. 2014-09	—	—	—	—	(19,930)	(19,930)
Net loss	—	—	—	—	(19,926)	(19,926)
Balance at March 31, 2018	31,888,998	$32	$299,112	$(162)	$(200,689)	$98,293

Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	31,360	1	283	—	—	284
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Stock-based compensation expense	—	—	3,459	—	—	3,459
Unrealized gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(27,170)	(27,170)
Balance at March 31, 2019	36,575,983	37	396,953	(75)	(296,221)	100,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities
Net loss	$(27,170)	$(19,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,518	2,322
Depreciation	616	456
Amortization of premiums and discounts on marketable securities	(554)	(309)
In-kind research and development expenses	392	176
Other non-cash items	(965)	(591)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7	305
Operating lease, right-of-use asset	670	—
Accounts payable	1,223	352
Accrued expenses	(580)	(2,232)
Operating lease liabilities	(606)	—
Deferred revenue	148,611	68,057
Net cash provided by operating activities	125,162	48,610
Cash flow from investing activities
Purchases of property and equipment	(1,104)	(1,607)
Loss from sale of equipment	122	—
Purchases of marketable securities	(214,979)	(9,991)
Proceeds from maturities of marketable securities	79,300	70,000
Net cash (used in) provided by investing activities	(136,661)	58,402
Cash flow from financing activities
Proceeds from the exercise of stock options	284	1,411
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement	77,617	—
Proceeds from the purchase of common stock under ESPP	—	418
Net cash provided by financing activities	77,901	1,829
Net increase in cash, cash equivalents, and restricted cash	66,402	108,841
Cash, cash equivalents, and restricted cash, beginning of period	47,594	32,265
Cash, cash equivalents, and restricted cash, end of period	$113,996	$141,106
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$9	$25
Impact of adopting new accounting standards	$—	$20,050

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

The Company’s business strategy focuses on discovering, developing, manufacturing, and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its collaboration with Sanofi Genzyme (the “Sanofi Genzyme Collaboration”), its collaboration with AbbVie Biotechnology Ltd (the “AbbVie Tau Collaboration”), its collaboration with AbbVie Ireland Unlimited Company (the “AbbVie Alpha-Synuclein Collaboration”), and its collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration”). The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of March 31, 2019, the Company had an accumulated deficit of $296.2 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings, private placements of its equity securities, and funding from its collaborations with Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and Neurocrine.

Through March 31, 2019, the Company has raised approximately $635.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. The Company believes that its cash, cash equivalents, and marketable debt securities of $358.5 million as of March 31, 2019, as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration Agreement, are sufficient to fund its operating expenses and capital expenditure requirements into mid-2022. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). See “Recently Adopted Accounting Pronouncements” below for discussion of the Company’s adoption of new guidance effective January 1, 2019. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions. Certain reclassifications have been made to prior periods to conform to current period presentation.

Leases

Effective January 1, 2019, the Company accounted for its operating leases in accordance with ASC Topic 842 Leases (“ASC 842”). ASC 842 provides guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases. The Company determines if an arrangement is a lease at inception. The Company’s operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and other non-current liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at adoption date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, an incremental borrowing rate was used based on the information available at the lease commencement date in determining the present value of lease payments. On future lease obligations, the implicit rate will be set when readily determinable. The operating lease ROU assets also include the effect of any lease payments made and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease even when it is not reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. Non-lease components generally refer to common area maintenance charges related to the premises.

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

Stock‑based compensation expense

The Company accounts for its stock‑based compensation awards in accordance with ASC Topic 718 Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock‑based payments to employees, nonemployees, and directors, including grants of restricted stock units and stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black‑Scholes option pricing model. The Company uses the fair value of its common stock on the grant date to determine the fair value of restricted stock units.

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

The Company expenses the fair value of its stock‑based compensation awards on a straight‑line basis over the associated service period, which is generally the period in which the related services are received. The Company records the expense for stock‑based compensation awards subject to performance conditions over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates if the achievement of a performance condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (“ASC 842”), Targeted Improvements, which provides an additional transition method that allowed entities to initially apply the new lease requirements at the adoption date, not the earliest period presented, and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this transition method at the adoption date of January 1, 2019. The Company elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The impact of adopting ASC 842 was represented as a capitalization of a right-of-use asset of approximately $31.0 million with a corresponding lease liability of approximately $36.7 million to be recognized over the remaining life of the Company’s leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASC 718”). The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The adoption of this ASC on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2019	(in thousands)
Money market funds included in cash and cash equivalents	$112,872	$112,872	$—	$—
Marketable securities:
U.S. Treasury notes	245,238	245,238	—	—
Equity securities	1,280	1,280	—	—
Total marketable securities	$246,518	$246,518	$—	$—
Warrants to purchase equity securities	547	—	547	—
Total	$359,937	$359,390	$547	$—
December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$46,173	$—	$—
Marketable securities:
U.S. Treasury notes	108,947	108,947	—	—
Equity securities	628	628	—	—
Total marketable securities	$109,575	$109,575	$—	$—
Warrants to purchase equity securities	234	—	234	—
Total	$155,982	$155,748	$234	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of March 31, 2019 and December 31, 2018 are as follows:

	As of March 31,	As of December 31,
	2019	2018
Risk-free interest rate	2.2%	2.5%
Expected dividend yield	—%	—%
Expected term (in years)	2.4	2.7
Expected volatility	103.7%	112.7%

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

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

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

Cash, cash equivalents, and marketable securities included the following at March 31, 2019 and December 31, 2018:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of March 31, 2019
Money market funds included in cash and cash equivalents	$112,872	$—	$—	$112,872
Marketable securities:
U.S. Treasury notes	245,186	52	—	245,238
Equity securities	1,220	60	—	1,280
Total marketable securities	$246,406	$112	$—	$246,518
Total money market funds and marketable securities	$359,278	$112	$—	$359,390
As of December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$—	$—	$46,173
Marketable securities:
U.S. Treasury notes	108,951	1	5	108,947
Equity securities	1,220	—	592	628
Total marketable securities	$110,171	$1	$597	$109,575
Total money market funds and marketable securities	$156,344	$1	$597	$155,748

All of the Company’s marketable debt securities at March 31, 2019, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements  of cash flows:

	As of March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$113,261	$140,371
Restricted cash included in deposits and other non-current assets	735	735
Total cash, cash equivalents, and restricted cash	$113,996	$141,106

5. Accrued expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 consist of the following:

	As of March 31,	As of December 31,
	2019	2018
	(in thousands)
Research and development costs	$4,922	$3,555
Employee compensation costs	1,904	3,780
Professional services	1,445	1,448
Accrued goods and services	879	784
Patent costs	70	120
Other	56	101
Total	$9,276	$9,788

6. Right-of-use asset and lease liabilities

The Company adopted ASC 842, which requires balance sheet recognition for leases. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. Prior year interim periods were not recast under the new standard and therefore, those amounts are not presented below. The Company elected to utilize practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification, and (3) initial direct costs.

Operating Leases

During April 2014, the Company entered into an agreement to lease its 75 Sidney Street facility under a non‑cancelable operating lease that would have expired, if not subsequently extended, on December 15, 2019. The lease includes two renewal options, each for five-year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight‑line basis over the term of the lease, including any rent‑free periods.

In December 2015, the Company executed an amendment to extend the term of the 75 Sidney Street lease and also executed an agreement to lease an additional facility at 64 Sidney Street until December 31, 2024. The facility at 64 Sidney Street includes laboratory and office space and was ready for occupancy in early 2017.

In February 2018, the Company executed a second amendment to the 75 Sidney Street lease to lease additional space to support its continued growth. The additional facility includes laboratory and office space and was ready for occupancy in mid-2018.

In June 2018, the Company executed a third amendment to the 75 Sidney Street lease to lease additional space to further support its continued growth. The additional facility includes laboratory and office space, and was ready for occupancy in late 2018. The third amendment extended the term of the 75 Sidney Street lease to November 30, 2026. Additionally, the Company executed a second amendment to the 64 Sidney Street lease to extend that lease to November 30, 2026.

The Company has received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively. The Company recorded these incentives as a component of its ROU asset and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been capitalized as fixed assets. The Company is entitled to receive approximately $0.3 million of leasehold improvements for the additional space at 75 Sidney Street acquired under the third amendment to the 75 Sidney Street lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit of $0.7 million payable to the landlord as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at March 31, 2019:

Total Minimum
Lease Payments
(in thousands)
2019 (remainder of year)	$4,134
2020	5,960
2021	6,138
2022	6,323
2023	6,512
2024+	20,897
$49,964

During the three months ended March 31, 2019 and 2018, the Company incurred rent expense of $1.4 million and $0.8 million, respectively, for operating leases. As of March 31, 2019, the weighted average remaining lease term was 7.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

7. Commitments and contingencies

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into a collaboration agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”) which included a non‑refundable upfront payment of $65.0 million. In addition, contemporaneously with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement, under which Sanofi Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value was accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

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

Upon Sanofi Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company will have sole responsibility for the development of such Split Territory Licensed Product in the United States and Sanofi Genzyme shall have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Sanofi Genzyme will have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company is responsible for all commercialization activities relating to Split Territory Licensed Products in the United States, including all of the associated costs. Sanofi Genzyme is responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Sanofi Genzyme exercises its co‑commercialization rights with respect to VY-HTT01,  Sanofi Genzyme will be the lead party responsible for all commercialization activities related to the VY-HTT01 product in the United States.

Upon exercise of the option to license a product in the Spinal Muscular Atrophy Program,  Sanofi Genzyme shall have the sole right to develop the Spinal Muscular Atrophy licensed product worldwide. Sanofi Genzyme shall be responsible for all of the development costs that occur after the option exercise date for the Spinal Muscular Atrophy Program. Sanofi Genzyme is also responsible for commercialization activities relating to the Spinal Muscular Atrophy licensed product worldwide.

Sanofi Genzyme is required to pay the Company for specified regulatory and commercial milestones, if achieved, up to $540.0 million across all programs. The Company is no longer entitled to receive a total of $105.0 million related to regulatory and commercial milestone payments for VY-AADC as a result of Sanofi Genzyme’s decision in October 2017 to not exercise its option for the Parkinson’s Program (the “PD Opt-Out”). The remaining regulatory approval milestones are payable upon either regulatory approval in the United States or regulatory and reimbursement approval in the European Union and range from $40.0 million to $50.0 million per milestone, with an aggregate total of $220.0 million, after accounting for the PD Opt-Out. The remaining commercial milestones are payable upon achievement of specified annual net sales in each program and range from $50.0 million to $100.0 million per milestone, with an aggregate total of $320.0 million, after accounting for the PD Opt-Out.

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

The Company has identified $74.6 million of total transaction price consisting of the $65.0 million upfront fee, the $5.0 million premium paid in excess of fair value of the Series B Preferred Stock and $4.6 million of Sanofi Genzyme “in‑kind” funding, which represents the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the license options by Sanofi Genzyme or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contract term.

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

During the three months ended March 31, 2019 and 2018, the Company recognized $1.4 million and $0.5 million of revenue, respectively, associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. As of March 31, 2019, there was  $50.0 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as either current or non-current in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Sanofi Genzyme has the option to license under the Sanofi Genzyme Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. These costs are included in research and development expenses in the Company’s statement of operations during the three months ended March 31, 2019 and 2018.

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

Under the AbbVie Tau Collaboration Agreement, the Company is eligible to receive specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease and up to $115.0 million for a subsequent non-Alzheimer’s disease indication. Additionally, the Company is eligible to receive tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if the Company has exercised its Cost-Sharing Option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, subject to potential reductions in certain circumstances. For each Licensed Product, AbbVie also has the right to decrease or eliminate its royalty payments on such Licensed Product in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties or determined pursuant to dispute resolution procedures specified in the AbbVie Collaboration Agreement.

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

During the three months ended March 31, 2019 and 2018, the Company recognized $1.7 million and $0.4 million of revenue, respectively, associated with the AbbVie Tau Collaboration related to research services performed during the period. As of March 31, 2019, there is $60.4 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or non-current in the accompanying balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s statement of operations during the three months ended March 31, 2019, and 2018.

AbbVie Alpha Synuclein Collaboration Agreement

Summary of Agreement

In February 2019, the Company entered into an exclusive collaboration and option agreement (“the AbbVie Alpha-Synuclein Collaboration Agreement”) with AbbVie, for the research, development and commercialization of AAV and other virus-based gene therapy products directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein (“synucleinopathies”). Under the AbbVie Alpha-Synuclein Collaboration Agreement, the Company and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration is comprised of a research period (the “ASN Research Period”), an optional development period (the “ASN Development Period”), and an exclusive license option (the “ASN License Option”). The AbbVie Alpha-Synuclein Collaboration Agreement included a non-refundable upfront payment of $65.0 million for services during the ASN Research Period.

During the ASN Research Period, the Company is obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie (the “AbbVie Designated Antibodies”) which initially are to be antibodies provided by AbbVie. The Company is obligated to use diligent efforts to conduct research activities to create research compounds (“ASN Research Compounds”) and to develop product candidates containing or comprised of the ASN Research Compounds (“ASN Product Candidates”). The Company is solely responsible for the costs and expenses during the ASN Research Period. During a specified portion of the ASN Research Period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four ASN Research Compounds and their corresponding ASN Product Candidates to proceed to the ASN Development Period.

Upon AbbVie’s exercise of an option to proceed to the ASN Development Period (an “ASN Development Option”), AbbVie will pay the Company $80.0 million for the first ASN Research Compound and $30.0 million each for up to three additional ASN Research Compounds. During the ASN Development Period, the Company is obligated to use diligent efforts to conduct development activities, including IND application-enabling and Phase 1 clinical trial activities, for each selected ASN Research Compound and corresponding selected ASN Product Candidates. The Company is solely responsible for the costs and expenses during the ASN Development Period. During a specified portion of the ASN Development Period, AbbVie may exercise its ASN License Option to further develop and commercialize all of the ASN Research Compounds and corresponding ASN Product Candidates. Upon AbbVie’s exercise of its ASN License Option, the Company has agreed to grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property rights to develop and commercialize the licensed compounds and the licensed products for all human diagnostic, prophylactic and therapeutic uses. In addition, after AbbVie’s exercise of the ASN License Option, the Company has certain obligations to complete any remaining research and development activities that have not been completed for any ASN Research Compounds and ASN Product Candidates.

The Company’s research and development activities are to be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (or “ASN JGC”) as detailed in the AbbVie Alpha-Synuclein Collaboration Agreement. Any material amendment to the research or development plans, however, must be mutually agreed to by the parties, which may be through the ASN JGC.

Under the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie is required to use commercially reasonable efforts to develop and commercialize at least one licensed product in each of the United States, Japan, the United Kingdom, Germany, France, Italy and Spain. After exercise of the ASN License Option, AbbVie is solely responsible for all development and commercialization activities relating to licensed compounds and licensed products at its sole cost and expense, subject to the Company’s obligation to complete any remaining research and development activities set forth in the agreed-upon research and development plans.

Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, the Company is eligible to receive (i) specified development and first-sale milestone payments for each licensed compound of up to an aggregate of $450.0 million in the case of a Parkinson’s disease indication and up to $185.0 million in the case of the first indication other than Parkinson’s disease and $92.5 million for a subsequent non-Parkinson’s disease indication; (ii) specified commercial milestone payments based on net sales for all licensed products and all indications up to an aggregate of $500.0 million; and (iii) tiered, escalating royalties, in the mid-single digit percentage range for aggregate net sales of licensed products on a licensed compound by licensed compound basis, subject to potential reductions in certain circumstances.

Unless earlier terminated, the AbbVie Alpha-Synuclein Collaboration Agreement expires on the earliest to occur of the expiration of (i) the ASN Development Period, without AbbVie’s exercise of an ASN Development Option; (ii) the license option period, without AbbVie’s exercise of its ASN License Option; and (iii) the last-to-expire royalty term with respect to all licensed products in all countries. The Company and AbbVie have customary termination rights including the right to terminate for an uncured material breach of the agreement committed by the other party, and AbbVie has the right to terminate for convenience.

Upon termination in certain cases, the vectorized antibody exclusivity and AbbVie designated exclusivity survives until the third anniversary of the termination date. If the parties mutually agree to terminate for infeasibility or AbbVie terminates for the Company’s failure to deliver a final research or development report, neither the Company nor any of its affiliates may directly or indirectly exploit a vectorized antibody compound that targets or binds to the alpha-synuclein protein for 18 months after the termination date.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Alpha-Synuclein Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Alpha-Synuclein Collaboration Agreement includes the following performance obligations: (i) research services during the ASN Research Period (through the delivery of the final research report) including the conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to four ASN Development Options (collectively, the “ASN Research Services”), and (ii) a material right associated with the first ASN Development Option on the first ASN Research Compound and associated ASN Product Candidates (“ASN First Development Option Material Right”). The exercise of the first ASN Development Option provides AbbVie with (i) additional development services on a selected ASN Research Compound and (ii) the ability to exercise the ASN License Option. The Company has concluded the option provides a material right as the consideration paid by AbbVie upon exercise of the first ASN Development Option is less than the amount that the Company would otherwise expect to receive outside the context of the contract.

The Company has concluded that the ASN First Development Option Material Right is a separate performance obligation under ASC 606 as AbbVie is provided additional services and an ASN License Option for additional consideration that represents a significant discount from amounts that would otherwise be offered outside the context of the contract. The ASN First Development Option Material Right is distinct from the other performance obligations in the arrangement as it is an option in the contract that is not required for AbbVie to obtain the benefit of the other promised goods or services in the arrangement. The ASN First Development Option Material Right does not include the underlying goods or services that are delivered upon exercise of the option, but rather represents the value to the customer of having the right to obtain development services and the right to the ASN License Option at an advantageous price.

The Company received a nonrefundable, upfront payment of $65.0 million as consideration under the AbbVie Alpha-Synuclein Collaboration Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the ASN Development and ASN License Options by AbbVie or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contact term.

The Company has allocated the transaction price to the separate performance obligations based on their relative standalone selling price. The Company determined the standalone selling price at contract inception based on each obligation’s ESP. The Company determined the ESP for the research services obligation based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, inclusive of a reasonable profit margin. Significant inputs used to determine the total expense of the research services include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the agreed upon ASN research plan. The ESP for the ASN First Development Option Material Right was determined based on the fees AbbVie would pay to exercise the ASN Development and ASN License Options, the estimated costs to perform the development services, inclusive of a reasonable profit margin, the estimated value of the ASN License Option using comparable transactions, and the probability that the ASN Development and License Options would be exercised by AbbVie.

Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
ASN Research Services	$23,768
ASN First Development Option Material Right	41,232
Total	$65,000

The Company recognizes the amounts associated with the ASN Research Services on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate proportion performed and remeasures its progress towards completion at the end of each reporting period. The amount allocated to the ASN First Development Option Material Right is recorded as deferred revenue and will be recognized either over the period in which goods and services underlying the option are transferred or upon expiry of the option.

During the three months ended March 31, 2019, the Company recognized $0.2 million of revenue associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. As of March 31, 2019, there is $64.8 million of deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement, which is classified as either current or non-current in the accompanying balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s statement of operations during the year ended March 31, 2019.

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into an exclusive collaboration and option agreement (the “Neurocrine Collaboration Agreement”) for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company has agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the AADC Program (the “AADC Program”) for the treatment of Parkinson’s disease, (ii) the FA Program (the “FA Program”) for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate (collectively, the “Existing Programs”); and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

Under the terms of the Neurocrine Collaboration Agreement, the Company has agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “Collaboration Products”) under (i) the AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, upon expiration of Sanofi Genzyme’s option to the FA Program pursuant to the Sanofi Genzyme Collaboration without exercise of such option, all countries in the world in which the Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (iii) each Discovery Program, on a worldwide basis.

Pursuant to development plans to be agreed by the parties, which will be overseen by a joint steering committee (“JSC”), the Company has operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program prior to the defined Transition Event for each Program, as described below, and is required to use commercially reasonable efforts to develop the corresponding Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by the Company in conducting these activities for each Neurocrine Program, in accordance with an agreed budget for each Neurocrine Program. If the Company breaches its development responsibilities or in certain circumstances upon a change in control, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

Upon the occurrence of a specified event for each Neurocrine Program (a “Transition Event”) Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the AADC Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC; (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for a Friedreich’s ataxia program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such Discovery Program. For each Existing Program, the Company has the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). Should the Company elect to exercise its Co-Co Option, the Company has agreed to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), whereby it has agreed to jointly develop and commercialize Collaboration Products for such Neurocrine Existing Program (“Co-Co Products”) and share in its costs, profits and losses, and the Company agrees to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the AADC Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC and (ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for a Friedreich’s ataxia program product candidate.

Subject to exceptions specified in the Neurocrine Collaboration Agreement, profits and losses under the Company’s Co-Co Option are agreed to be allocated (i) 50% to Neurocrine and 50% to the Company for a Collaboration Product from the AADC Program and (ii) 60% to Neurocrine and 40% to the Company for a Collaboration Product from the FA Program; provided, however, that Neurocrine may elect, within a specified period following the acceptance for filing of a BLA from the FDA, to pay a $35.0 million rate-shifting fee to the Company to change the allocation for the AADC Program to 55% to Neurocrine and 45% to the Company. The parties have agreed that each Co-Co Agreement will provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

The Company’s research and development activities under the Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC,  as detailed in the Neurocrine Collaboration Agreement.

The parties have committed to agree on a list of up to eight target genes (or “Targets”) from which Neurocrine has the right to nominate Targets for the two Discovery Programs. Each Target for the Discovery Programs must be approved by a consensus of the JSC or the executive officers.

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestones across all Neurocrine Programs of $1.1 billion. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine has purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine has also agreed to pay the Company royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC program, from the mid-teens to low thirties and the low-teens to low twenties, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) 10 years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

Unless earlier terminated, the Neurocrine Collaboration Agreement expires on the later of (i) the expiration of the last to expire royalty term with respect to a Collaboration Product in all countries in the relevant territory or (ii) the expiration or termination of all Co-Co Agreements. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. The Company may terminate the Neurocrine Collaboration Agreement, subject to specified conditions, if Neurocrine challenges the validity or enforceability of certain of the Company’s intellectual property rights. Subject to a cure period, either party may terminate the Neurocrine Collaboration Agreement in the event of a material breach by the other party in whole or in part, subject to specified conditions.

Upon termination in certain cases, Neurocrine has agreed to grant to the Company licenses to certain Neurocrine intellectual property, subject to a negotiation between the parties to establish royalty rates for use of such intellectual property. In the event of a breach by the Company with respect to a Neurocrine Program, if such termination were to occur after a Transition Event, then (i) if a Co-Co Agreement is in effect with respect to such program, Neurocrine can terminate the Co-Co Agreement for such program and the Company would no longer have co-development and co-commercialization rights with respect to the Collaboration Product and (ii) subject to any license agreements, Neurocrine would no longer have any obligations with respect to any Collaboration Products resulting from such program.

Accounting Analysis

At inception, the Neurocrine Collaboration Agreement included the following performance obligations: (i) research and development services for each Existing Program combined with a development and commercialization license for each such program and (ii) research and development services for each Discovery Program combined with a development and commercialization license for each program. The research services and license on a program by program basis are not distinct as Neurocrine cannot benefit from such license on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace.

The Company has identified $87.4 million of fixed transaction price consisting of the $115.0 million upfront fee, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company has utilized the most likely amount approach to estimate the cost reimbursement to be $431.3 million, and has concluded that these amounts do not require a constraint and are included in the transaction price at inception. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

The Company has allocated the fixed transaction price to the separate performance obligations based on the relative standalone selling price of each performance obligation or in the case of certain variable consideration to one or more performance obligations. The estimated standalone selling prices for performance obligations, that include a license and research services, were developed using the estimated selling price of the license, using comparable and market date, and an estimate of the overall effort to perform the research services along with a reasonable profit for research services.

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the cost reimbursement was as follows:

Performance Obligation	Amount
(in thousands)
Variable Consideration
AADC Program	$170,418
FA Program	114,023
Discovery Program 1	73,416
Discovery Program 2	73,416
Total	$431,273

Based on the relative standalone selling price allocation, the allocation of the transaction price, exclusive of the variable consideration allocated to the individual performance obligations, to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
AADC Program	$76,023
FA Program	5,680
Discovery Program 1	2,840
Discovery Program 2	2,840
Total	$87,383

The Company recognizes the transaction price associated with each performance obligation on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period.

During the three months ended March 31, 2019, the Company recognized $1.9 million of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of March 31, 2019, there is $86.9 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s statement of operations during the three months ended March 31, 2019.

The Company incurred approximately $0.8 million of costs to obtain the Neurocrine Collaboration Agreement which were payable only upon the close of the deal and therefore considered incremental costs of obtaining a contract with a customer and capitalized. The costs are recorded in prepaid expenses and being amortized over the period in which the research services will be provided.

MRI Interventions Manufacturing and Supply Agreements

Summary of Agreements

In September 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a license agreement (the “MRIC License Agreement”) with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint® System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The Company also entered into the MRIC License Agreement, which provided for certain rights to MRIC technology and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. During 2017, the Company terminated the MRIC License Agreement and all prior and future commitments and obligations under such agreement became null and void. As of March 31, 2019, the Company continues to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

In May 2018, the Company entered into a master services and supply agreement with MRIC (the “MRIC Supply Agreement”) which provides for MRIC to perform certain manufacturing, supply, development and services as requested by the Company, including the supply of the ClearPoint System and cannula devices. In March 2019, in connection with the MRIC Supply Agreement, the Company transferred its premarket notification (510(k)) clearance for its Variable Trajectory Array Guide (“V-TAG”) delivery device to MRIC and MRIC assumed the role of specifications developer and manufacturer for V-TAG device and related regulatory compliance obligations. Under the terms of the MRIC Supply Agreement, MRIC will manufacture and supply the V-TAG device exclusively to the Company’s clinical sites for use in the RESTORE-1 Phase 2 clinical trial. The Company retained all of its intellectual property rights in the V-TAG device, and has the unrestricted right to require MRIC to transfer the 510(k) clearance back to the Company at the Company’s request.

Other Agreements

During 2018 and 2017, the Company entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the rights licensed under such agreements, the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in‑process research and development. The agreements generally obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. As of March 31, 2019, the Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial. The Company can generally terminate the license agreements upon 30 to 90 days prior written notice.

During the year ended December 31, 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the year ended December 31, 2017, the Company earned a milestone payment of $1.0 million. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a non-current liability in the consolidated balance sheet.

Litigation

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of March 31, 2019 or December 31, 2018.

8. Preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of March 31, 2019 and December 31, 2018. The authorized preferred stock was classified under stockholders’ equity at March 31, 2019 and December 31, 2018.

9. Stock‑based compensation

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

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its founders at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the founders, 835,292 shares generally vested over one to four years, based on each founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement. These shares were fully vested as of March 31, 2019. Stock-based compensation expense associated with these time-based awards was recognized over the vesting period.

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock‑based compensation expense associated with these performance‑based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance‑based awards had become probable. Accordingly, stock-based compensation expense was recorded related to this award in the amount of $0.2 million and $1.5 million, during the three months ended and term to date ended March 31, 2018. No stock‑based compensation expense was recorded in 2019 related to this award as it was fully vested during 2018. No stock‑based compensation expense was recorded for the remaining two founders’ awards with performance-based vesting as of March 31, 2019 as the performance-based milestones related to these awards were not considered probable of being achieved.

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

Effective January 1, 2016, 2017, 2018, and 2019 an additional 1,069,971,  1,070,635,  1,285,200, and 1,302,830 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of March 31, 2019, there were 2,275,140 shares of common stock available for future issuance under the 2015 Stock Option Plan. During the three months ended March 31, 2019, the Company granted both stock options and restricted stock units to employees under the 2015 Stock Option Plan. The Company issued 753,340 stock options and 354,405 restricted stock units to employees during the three months ended March 31, 2019. There were no new equity awards to non-employees under the 2015 Stock Option Plan during the three months ended March 31, 2019.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. The number of shares of common stock that may be issued under the 2015 ESPP is also subject to increase on the first day of each fiscal year by up to 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. Effective January 1, 2016, 2017, 2018, and 2019, 267,492,  267,658,  321,300, and 325,707 shares of common stock, respectively, were added to the 2015 ESPP.

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Research and development	$1,416	$1,198
General and administrative	2,102	1,124
Total stock-based compensation expense	$3,518	$2,322

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Stock options	$2,776	$1,966
Restricted stock awards and units	683	294
Employee stock purchase plan awards	59	62
Total stock-based compensation expense	$3,518	$2,322

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plan for the three months ended March 31, 2018 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2018	—	—
Granted	354,405	$9.10
Vested	—	—
Forfeited	(2,790)	$9.10
Unvested restricted stock units as of March 31, 2019	351,615	$9.10

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the three months ended March 31, 2019 was $9.10 per share. The restricted stock units granted in the three months ended March 31, 2019 vest in equal amounts, annually over three years. There were no restricted stock units granted to employees in the three months ended March 31, 2018. The expense related to restricted stock units granted to employees was $0.7 million for the three months ended March 31, 2019.  As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $2.5 million, which is expected to be recognized over the remaining average vesting period of 2.8 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2019:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2018	4,225,152	$15.91
Granted	753,340	$9.32
Exercised	(31,360)	$9.05
Cancelled or forfeited	(104,038)	$12.93
Outstanding at March 31, 2019	4,843,094	$14.99	8.5	$25,251
Exercisable at March 31, 2019	1,674,666	$13.07	7.5	11,684
Vested and expected to vest at March 31, 2019	4,843,094	$14.99	8.5	$25,251

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2019 was $6.23 per share. The expense related to awards granted to employees and directors was $2.8 million for the three months ended March 31, 2019. The weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2018 was $16.49 per share. The expense related to awards granted to employees and directors was $1.9 million for the three months ended March 31, 2018.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.5%	2.7%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	75.0%	74.3%

There were no new equity awards granted to non‑employees during the three months ended March 31, 2019 and 2018. The expense related to awards granted to non‑employees was $32.0 thousand and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $27.5 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

10. Income taxes

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

For the three months ended March 31, 2019 and 2018, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities.

11. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to so include them would be anti-dilutive:

	As of March 31,
	2019	2018
Unvested restricted common stock awards	235,294	412,150
Unvested restricted common stock units	351,615	—
Outstanding stock options	4,843,094	6,810,806
Total	5,430,003	7,222,956

12. Related‑party transactions

Historically, the Company has received consulting and management services from one of its investors. During the three months ended March 31, 2019 and 2018, there were no consulting and management services provided by this investor, and as of March 31, 2019, there were no amounts payable related to consulting and management service fees provided by this investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2019.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under “Part II, Item 1A-Risk Factors.”

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme, AbbVie, and Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock; and our strategic collaborations, including our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015, our collaboration with AbbVie focusing on tau-related diseases, or the AbbVie Tau Collaboration, which commenced in February 2018, our collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019, and our collaboration with Neurocrine, or the Neurocrine Collaboration, which commenced in March 2019.

Our pipeline of gene therapy programs is summarized in the table below:

Program
Preclinical/Lead Candidate Selection
Phase 1
Phase 2-3
VY-AADC (1)
Parkinson's Disease
Neurocrine BIOSCIENCES
Co-develop option U.S.
VY-SOD102
Monogenic form of ALS
VY-HTT01 (2)
Huntington's Disease
SANOFI GENZYME
Co-promote option U.S./ex-U.S. rights
VY-FXN01 (3)
Friedreich's Ataxia
Neurocrine BIOSCIENCES
Co-develop option U.S.
SANOFI GENZYME
ex-U.S. opt-in rights
Tau and Alpha-synuclein programs (4)
Alzheimer's disease, PSP FTD, PD, synucleinopathies (5)
abbvie
Early Pipeline
Undisclosed

(1) Voyager has option to co-commercialize U.S., or grant Neurocrine commercial rights (2) Sanofi Genzyme has ex-U.S. options and option to co-promote in the U.S. (3) Voyager has option to co-commercialize U.S., or grant Neurocrine commercial rights; Sanofi Genzyme maintains ex-U.S. options (4) Tau program in collaboration with AbbVie (5) PSP = Progressive Supranuclear Palsy, FTD = Frontotemporal Dementia, PD=Parkinson's disease

Our pipeline consists of programs for severe neurological indications, including Parkinson’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Huntington’s disease; Friedreich’s ataxia; tau-related diseases including Alzheimer’s disease, frontotemporal dementia, or FTD, and progressive supranuclear palsy, or PSP; and Alpha-synuclein related diseases for Parkinson’s disease and other synucleinopathies. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for certain of our product candidates in the United States, Europe, and Japan.

Our most advanced clinical candidate, VY-AADC for the treatment of Parkinson’s disease is included in our collaboration agreement with Neurocrine. We are evaluating VY-AADC in the Phase 1b clinical trial and the separate Phase 1 clinical trial exploring the delivery of VY-AADC using a posterior trajectory (PD-1101 and PD-1102, respectively).  PD-1101 is an open-label, dose-ranging, Phase 1b clinical trial exploring a transfrontal (i.e., top of the head) surgical delivery route for VY-AADC to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label Phase 1 clinical trial exploring a posterior (i.e., back of the head) surgical delivery route for VY-AADC that enrolled eight patients with advanced Parkinson’s disease. We have completed enrollment in both PD-1101 and PD-1102 and continue to follow patients in these trials. Preliminary data from both trials demonstrate that VY-AADC has been well-tolerated, and that administration with VY-AADC improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials. Results from PD-1101 have been reported beginning in late 2016 and most recently in November 2018. In May 2019 we provided 12-month results from PD-1102.

Recent results from PD-1102

The PD-1102 trial included eight patients with advanced Parkinson’s disease. On average the baseline characteristics of patients enrolled in PD-1102 were generally consistent with the baseline characteristics of patients enrolled in PD-1101. In PD-1102, patients were on average 57 years of age with a Parkinson’s disease diagnosis for an average of nine years, and all patients were not responding adequately to oral medications and were candidates for surgical intervention due to disabling motor complications. At baseline, PD-1102 patients’ mean good on time without troublesome dyskinesia, or ON time, was 9.1 hours and mean off time when they have poor mobility, or OFF time, was 6.8 hours.

Administration of VY-AADC with the posterior trajectory resulted in a mean coverage of the putamen of 54% and reduced the infusion time by approximately two hours (from a mean of 5.2 hours to a mean of 3.1 hours) compared to PD-1101. In PD-1102, treatment with VY-AADC increased mean AADC enzyme activity in the putamen as measured by positron emission tomography, or PET, using [18F] fluorodopa, which we refer to as or 18F-DOPA, by 85%. AADC enzyme activity in the putamen as measured by PET using 18F-DOPA reflects the capacity of neurons in the brain to convert levodopa to dopamine.

Treatment with VY-AADC in PD-1102 improved patients’ motor function from baseline to twelve months across multiple assessments. These assessments include patient self-reported diary ON and OFF times, including good ON time, Unified Parkinson’s Disease Rating Scales, and activities of daily living measures. In addition, improvements in patients’ motor function were achieved with a mean 28% reduction in Parkinson’s disease medication dosage (measured as levodopa equivalents) from a baseline level of 1,500 mg/day when measured at 6 and 12 months.

Treatment with VY-AADC improved patients’ mean good ON time by 1.7 hours from baseline and reduced mean OFF time by 2.2 hours from baseline to 12 months. Exploratory analyses in PD-1101 suggested that patients with high dyskinesia or an impulse control disorder, or ICD, at baseline may show different outcomes, especially in patient-reported diary measures. Clinical assessment of the subgroup of patients (n=4) with no or low baseline dyskinesia as measured by the Unified Dyskinesia Rating Scale score (≤ 30) and absence of ICD at baseline as determined by the investigator indicated that VY-AADC improved good ON time from baseline by 3.2 hours and reduced OFF time by 3.2 hours in patients at 12 months.

In addition to motor function, VY-AADC improved patients’ quality of life as measured by the patient-reported 39-item Parkinson’s Disease Questionnaire, known as PDQ-39. For PDQ-39, VY-AADC improved (reduced) patients’ score by a mean change from baseline to 12 months of -7.6. Infusions of VY-AADC have been well-tolerated in the eight patients treated in PD-1102 with no serious adverse events, or SAEs, reported.

RESTORE-1 Phase 2 Clinical Trial

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and efficacy of VY-AADC for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The RESTORE-1 Phase 2 trial includes a planned enrollment of 75 to 100 patients, who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. Patients who meet the eligibility criteria will be randomized (1:1) to one-time administration of VY-AADC, or placebo surgery.

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes, or vg, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

The primary efficacy endpoint of the RESTORE-1 Phase 2 trial is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the United Parkinson’s Disease Rating Scales (UPDRS-II,-III scores), the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety.

Biomarker data collected during the RESTORE-1 Phase 2 trial will include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC, and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography, or PET, using fluorodopa F-18. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

Preclinical Pipeline Programs

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for ALS, Huntington’s disease, Friedreich’s ataxia, tau-related neurodegenerative diseases, and diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies. If preclinical studies prove successful, we plan to file investigational new drug, or IND, applications for our ALS and Huntington’s disease programs during 2019.

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an AAV capsid and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 and early 2019, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time infusion after laminectomy to the cervical region of the spinal cord. Preclinical data previously reported included significant reductions of SOD1 mRNA throughout the spinal cord of the Göttingen mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This novel delivery approach with VY-SOD102 yielded well-tolerated and significant reduction of SOD1 mRNA throughout the spinal cord at four weeks post-dosing. Further preclinical studies are underway with VY-SOD102 which, if successful, are expected to support a potential filing of an IND application in 2019.

In 2017, we selected VY-HTT01 as our clinical candidate for the treatment of Huntington’s disease. Recent preclinical delivery studies have further optimized the dosing paradigm to support filing of a potential IND application. VY-HTT01 is composed of an AAV capsid (AAV1) and a  proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA. In late 2018 and early 2019, we presented results demonstrating significant reduction of HTT mRNA at five weeks post-dosing in adult non-human primates using a magnetic resonance imaging, or MRI, guided surgical delivery of VY-HTT01 and a novel delivery paradigm targeting both the putamen and thalamus. Targeting the thalamus in addition to the putamen leverages more extensive and more preserved neuronal pathways to the cortex than delivery to the putamen alone. In adult non-human primates, at five weeks post-dosing, this novel dosing paradigm with VY-HTT01 resulted in well-tolerated and significant suppression of HTT in the striatum and in cortical neurons, which are critical in the progression of disease. Further preclinical studies are underway with VY-HTT01 which, if successful, are expected to support a potential filing of an IND application in 2019.

We are collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. In early 2019, we presented on the use of therapeutic antibodies targeting various forms of tau to prevent, reduce, or slow the development of tau pathology as an important potential therapeutic strategy for Alzheimer’s disease and other tauopathies. Because of the blood-brain barrier, or BBB, only very low levels of antibody distribute to the brain from the systemic circulation after passive immunization, resulting in modestly reduced tau pathology in animal models. Our vectorized antibody approach aims to circumvent this limitation by delivering, with a potential one-time intravenous, or IV, administration, the genes that encode for the production of therapeutic antibodies utilizing our novel BBB-penetrant AAV capsids. This approach could potentially result in higher levels of therapeutic antibodies in the brain compared with current systemic administration of antibodies.

Additional preclinical studies are underway including steps to optimize a lead clinical candidate for the treatment of Friedreich’s ataxia.

In January 2019, we announced the Neurocrine Collaboration focused on the development and commercialization of the VY-AADC gene therapy program for Parkinson’s disease and VY-FXN01 gene therapy program for Friedreich’s ataxia, as well as rights to two programs to be determined. In February 2019, we announced the AbbVie Alpha-Synuclein Collaboration to develop and commercialize vectorized antibodies directed at pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies.

In addition to the programs described above, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. In early 2019, we presented on our discovery and development of novel AAV capsids that cross the BBB after IV administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest. As part of that effort, our scientists have developed a proprietary system called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. Multiple capsid variants have been identified with up to 1,000-fold improvement of central nervous system transduction in mouse models over AAV9 following IV administration after three rounds of selection. We are applying the TRACER system towards selecting AAV capsids with improved BBB-penetrant properties in the non-human primate.

Finally, we are working to develop our own real-time, intra-operative, MRI compatible device, the Variable Trajectory Array Guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drugs  and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA provided 510(k) clearance for V-TAG. We are currently working with MRI Interventions Inc., or MRIC, on process development and manufacturing of the device, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to MRIC. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in the Phase 1b clinical trial of VY-AADC and Phase 1 posterior trajectory trial. We expect to use both V-TAG and the ClearPoint System in the RESTORE-1 Phase 2 clinical trial.

We have incurred significant operating losses since our inception. Our net losses were $27.2 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $296.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing and dosing and delivery techniques;

•

work with our collaborative partner, Neurocrine to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial;

•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	expand our manufacturing capabilities;
•

develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2019, we recognized $1.4 million of collaboration revenue from the Sanofi Genzyme Collaboration,  $1.7 million of collaboration revenue from the AbbVie

Tau Collaboration, $0.2 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, and $1.9 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations, refer to Note 7, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Sanofi Genzyme, AbbVie, and Neurocrine.

For the foreseeable future, we expect substantially all of our revenue will be generated from our existing collaboration agreements with Sanofi Genzyme, AbbVie, and Neurocrine, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income on our marketable debt securities and the gain (loss) on the equity securities investment in MRIC.

Critical Accounting Policies and Estimates

See “Recently Adopted Accounting Pronouncements” below for discussion of our adoption of new guidance. All amounts and disclosures set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect these changes.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board, or FASB, issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases. In July 2018, the FASB issued ASU No. 2018-11, Leases  (Topic 842), Targeted Improvements,  or ASC 842, which provides an additional transition method that allowed entities to initially apply the new lease requirements at the adoption date, not the earliest period presented, and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this transition method at the adoption date of January 1, 2019. We elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The impact of adopting ASC 842 was represented as a capitalization of a right-of-use asset of approximately $31.0 million with a corresponding lease liability of approximately $36.7 million to be recognized over the remaining life of our leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, or ASC 718. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The adoption of this ASC on January 1, 2019 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the potential impact that this guidance may have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact that this guidance may have on our consolidated financial statements.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$5,197	$942	$4,255
Operating expenses:
Research and development	24,831	14,853	9,978
General and administrative	9,659	7,182	2,477
Total operating expenses	34,490	22,035	12,455
Other income:
Interest income	1,145	588	557
Other income	978	399	579
Total other income	2,123	987	1,136
Loss before income taxes	(27,170)	(20,106)	(7,064)
Income tax benefit	—	180	(180)
Net loss	$(27,170)	$(19,926)	$(7,244)

Collaboration Revenue

Collaboration revenue was $5.2 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in collaboration revenue in the three months ended March 31, 2019 was largely a result of efforts related to the AbbVie Alpha-Synuclein Collaboration Agreement which commenced in February 2019 and the Neurocrine Collaboration Agreement which commenced in March 2019. During the three months ended March 31, 2019, collaboration revenue included $1.4 million related to the Sanofi Genzyme Collaboration,  $1.7 million related to research services from the AbbVie Tau Collaboration, $0.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration upon its closing in February 2019, and $1.9 million related to research services and cost reimbursement from the Neurocrine Collaboration upon its closing in March 2019. During the three months ended March 31, 2018, collaboration revenue included $0.5 million related to the Sanofi Genzyme Collaboration and $0.4 million related to research services on the AbbVie Tau Collaboration.

Research and Development Expense

Research and development expense increased by $9.9 million from $14.9 million for the three months ended March 31, 2018, to $24.8 million for the three months ended March 31, 2019. The following table summarizes our research and development expenses, for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
External research and development expenses	$13,448	$7,021	$6,427
Employee and contractor related expenses	7,887	5,784	2,103
Facility and other expenses	3,345	1,889	1,456
License fees	151	159	(8)
Total research and development expenses	$24,831	$14,853	$9,978

The increase in research and development expense for the three months ended March 31, 2019 was primarily attributable to the following:

•

approximately $6.6 million for increased external research and development costs, offset by approximately $0.2 million for increased in‑kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration;

•	approximately $2.1 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount; and
•

approximately $1.5  million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street.

General and Administrative Expense

General and administrative expense increased by $2.5 million from $7.2 million for the three months ended March 31, 2018 to $9.7 million for the three months ended March 31, 2019. The increase in general and administrative expense was primarily attributable to the following:

•	approximately $1.2 million for increased compensation costs associated with the increase in administrative function headcount; and
•	approximately $1.2 million for legal costs including amounts incurred in connection with our strategic collaborations and intellectual property related expenses.

Other Income, Net

Interest and other income of approximately $2.1 million and $1.0 million was recognized during the three months ended March 31, 2019 and 2018, respectively, related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of MRIC.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, the Sanofi Genzyme Collaboration which commenced in February 2015, the AbbVie Tau Collaboration which commenced in February 2018, the AbbVie Alpha-Synuclein Collaboration which commenced in February 2019, and the Neurocrine Collaboration, which commenced in March 2019. In the three months ended March 31, 2019, we received upfront payments of $65.0 million related to the AbbVie Alpha-Synuclein Collaboration and $165.0 million related to the Neurocrine Collaboration which included $50.0 million related to the sale of 4,179,728 shares of our common stock to Neurocrine at $11.9625 per share.

On November 16, 2015, we closed our initial public offering whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us.

As of March 31, 2019, we had cash, cash equivalents, and marketable debt securities of $358.5 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$125,162	$48,610
Investing activities	(136,661)	58,402
Financing activities	77,901	1,829
Net increase in cash, cash equivalents, and restricted cash	$66,402	$108,841

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $125.2 million during the three months ended March 31, 2019 compared to $48.6 million of cash provided by operating activities during the three months ended March 31, 2018.  Cash provided by operating activities was primarily due to an increase in deferred revenue of $148.6 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, offset by $24.1 million of net loss adjusted for non-cash items. Cash provided by operating activities in the three months ended March 31, 2018 was primarily due to an increase in deferred revenue of $68.1 million from the upfront payment related to the AbbVie Tau Collaboration, offset by $17.9 million of net loss adjusted for non-cash items.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $136.7 million during the three months ended March 31, 2019 compared to $58.4 million of cash provided by investing activities during the three months ended March 31, 2018. The increase in cash used in investing activities for the three months ended March 31, 2019 was primarily due to purchases of marketable securities of $215.0 million offset by maturities of marketable securities of $79.3 million. The cash provided by investing activities for the three months ended March 31, 2018 was primarily due to $70.0 million from maturities of marketable securities partially offset by $10.0 million for purchases of marketable securities and $1.6 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $77.9 million during the three months ended March 31, 2019 primarily from the issuance of 4,179,728 shares to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options. Net cash provided by financing activities was $1.8 million during the three months ended March 31, 2018 primarily related to the proceeds from exercises of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or expand efforts on our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

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
•

the extent to which we acquire or in‑license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in MRIC;

•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as V-TAG;
•	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

AbbVie Alpha-Synuclein Collaboration

In February 2019, we entered into an exclusive collaboration and option agreement with AbbVie for the research, development and commercialization of vectorized antibodies directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies. Under the terms of this agreement, we received  an upfront payment of $65.0 million and may receive future option fees, development, regulatory, and commercial milestone payments, and royalties. Under the terms of the agreement, we and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds, or Research Compounds, comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration is comprised of a research period and a development period. We are obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie. We are obligated to use diligent efforts to conduct antibody engineering and other research activities to create the Research Compounds and to develop product candidates containing or comprised of such Research Compounds, which we refer to as Product Candidates. We are solely responsible for the costs and expenses during the research period.

During a specified portion of the research period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four Research Compounds and their corresponding Product Candidates to proceed to the development period, after which AbbVie may exercise its option to license such Product Candidates following Phase 1 results, for which we may earn up to $245.0 million in option exercise payments in aggregate. In addition to the upfront payment and the potential option exercise payments, we are eligible to receive up to $727.5 million in development and regulatory milestones for each licensed compound. We are also eligible to receive tiered, escalating royalties, in the mid-single-digit percentage range on aggregate net sales of licensed products on a licensed compound by licensed compound basis, as well as up to $500.0 million in commercial milestones based on aggregate annual net sales thresholds of licensed products. The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits. Subject to certain exceptions, we and AbbVie agreed to be financially responsible for all payments owed to a third party with which we or it has contracted for any use of in-licensed intellectual property under the agreement.

Neurocrine Collaboration

In January 2019, we entered into a collaboration agreement with Neurocrine, or the Neurocrine Collaboration Agreement, for the research, development and commercialization of four programs including our Parkinson’s disease program, or AADC Program, our Friedreich’s ataxia program, or FA Program, and two programs, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective on March 11, 2019 following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of customary closing conditions. Under the terms of the agreement, we received an upfront payment of $165.0 million, inclusive of $50.0 million for the sale of 4,179,728 shares of our common stock to Neurocrine, and we may receive future development and regulatory milestone payments and royalties. We will use commercially reasonable efforts to develop the products in each of these programs. Neurocrine will be responsible for all costs incurred by us in conducting these activities for each program, in accordance with an agreed budget.

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

 Contractual Obligations

The following table summarizes our significant contractual obligations under operating leases as of payment due date by period at March 31, 2019:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$49,964	$4,134	$12,098	$12,835	$20,897

(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non‑cancelable operating leases that expire in November 2026.

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

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 26, 2019.

Off‑Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under applicable SEC rules.

JOBS Act; Smaller Reporting Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

EGCs are also permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs.  Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act; (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis; (iii) reduced disclosure obligations regarding executive compensation; and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an EGC, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements.  In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on certain exemptions from disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These permitted exemptions include (i) being permitted to provide only two years of audited consolidated financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) not being required to furnish a stock performance graph in our annual report to stockholders.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2019.

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

As of March 31, 2019,  our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were  $27.2 million and $19.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $296.2 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including those with Sanofi Genzyme, AbbVie, Inc., or AbbVie, and Neurocrine Biosciences, Inc., or Neurocrine. On November 16, 2015 we closed our initial public offering whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. On March 11, 2019, in connection with our collaboration with Neurocrine, we sold 4,179,728 shares of common stock to Neurocrine at a price of $11.9625 per share, resulting in net proceeds to us of $50.0 million.

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing and dosing and delivery techniques;
•

work with our collaborative partner, Neurocrine, to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial;

•	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
•	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
•	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
•	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
•	work to identify and optimize novel AAV capsids;
•	expand our manufacturing capabilities;
•

develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

•

we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY‑AADC, which we have the option to co-commercialize with Neurocrine in the United States, is being evaluated in the Phase 1b clinical trial, separate Phase 1 clinical trial, and in the RESTORE-1 Phase 2 clinical trial. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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
•

establishing and maintaining supply and manufacturing relationships with third parties that have the financial, operating and technical capabilities to provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our product candidates, if and when approved;

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other regulatory authorities to redesign or modify preclinical studies and clinical trials or to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2019, our cash, cash equivalents, and marketable debt securities were $358.5 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to the Neurocrine Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements into mid-2022.

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
•

the extent to which we acquire or in‑license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc., or MRIC;

•	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as V-TAG;
•	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
•	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future; and
•	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

We are a clinical stage company. Our operating history is short, and to date has been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing and conducting preclinical studies and clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. Currently, only one of our product candidates, VY-AADC, is in clinical development, and the remainder of our product candidates are in preclinical development. AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark Therapeutics, or Spark, for patients with an inherited form of vision loss. The FDA has also approved two non-AAV gene therapy products, Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia and Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma. In Europe, two AAV gene therapy products, Glybera by uniQure N.V., or uniQure, and Luxturna by Spark, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market. The European Commission also has approved three non-AAV gene therapy products, Strimvelis by Orchard Therapeutics (Netherlands) BV, Kymriah, and Yescarta.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory are being conducted at multiple sites, and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocols for the trials are  amended. For any new clinical trial protocols, including the RESTORE-1 Phase 2 clinical trial protocol, the same processes and issues apply.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post‑approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC and the design of our proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC. In connection with our Neurocrine Collaboration Agreement, we have agreed to transfer sponsorship of the VY-AADC clinical program to Neurocrine, which will require the related IND to be transferred to Neurocrine. The transition process will require additional regulatory filings with and review by the FDA and may lead to modification of the clinical VY-AADC protocol and to additional costs or delays in the VY-AADC clinical program. We and Neurocrine are currently evaluating the written feedback received from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested. Finalization of our clinical plans using this FDA guidance may lead to further modification of the clinical VY-AADC protocol and to additional costs or delays in the VY-AADC clinical program.

We plan to continue to seek and incorporate FDA guidance in our ongoing development plans for each of our potential clinical candidates, including VY-AADC on which we collaborate with Neurocrine. If we fail to consult or solicit guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Results from preclinical studies and early‑stage clinical trials may not be indicative of efficacy in late‑stage clinical trials.

All of our product candidates are in early stages of development. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. Some of our clinical trials, including the Phase 1b clinical trial and the separate Phase 1 clinical trial exploring the delivery of VY-AADC using a posterior trajectory (PD-1101 and PD-1102, respectively), were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

There is a high failure rate for product candidates proceeding through preclinical studies and clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials even after achieving promising results in early‑stage clinical trials. If a larger population of patients does not experience positive results, if these results are not reproducible, or if our products show diminishing activity over time, our products may not receive approval from the EMA or the FDA. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in late‑stage clinical trials with larger patient populations could harm our business and we may never succeed in commercialization or generating product revenue.

The dosing and coverage of the putamen in the VY-AADC Phase 1b clinical trial, separate Phase 1 clinical trial, and as planned in the RESTORE-1 Phase 2 clinical trial, are different than the dosing and coverage of the putamen in prior clinical trials conducted by other parties. The up to total vector genome dose chosen in the RESTORE-1 Phase 2 clinical trial may not demonstrate the safety and effectiveness of VY-AADC in the RESTORE-1 Phase 2 clinical trial, or in the planned RESTORE-2 Phase 3 trial. Any failure to demonstrate safety or effectiveness could result in a decision to modify dosing and/or coverage of the putamen in any subsequent clinical trials, and such decisions could cause a delay in achieving market authorization, or may result in limiting or terminating the program entirely.

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to the design of the clinical trials. For example, the magnitude of some of the clinical responses seen in the Phase 1 clinical trial of AAV2-AADC were similar to the placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this prior Phase 1 trial as an indicator of the efficacy of treatment with VY-AADC. We and Neurocrine believe that to increase the likelihood of a clinical benefit, the dose and volume of infusion of VY-AADC should be optimized to substantially increase the coverage of the putamen, the region of the brain targeted by VY-AADC.  However, it is not possible at this time to know if we are optimizing these parameters, and as a result, to know if we will be able to achieve sufficient coverage of the putamen and a clinical benefit.

The Phase 1b clinical trial of VY-AADC incorporated several design features in an attempt to increase the coverage area of the putamen, particularly the posterior putamen. We employed larger infusion volumes and higher doses of VY-AADC, and we used the ClearPoint® System to provide real-time, intra-operative, magnetic resonance imaging, or MRI, assistance to the physician surgically administering VY-AADC to the patient.

In a separate Phase 1 clinical trial, we are utilizing posterior, or back of the head, delivery of VY-AADC into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated with no reported serious adverse events, or SAEs.

Due to the nature of the techniques used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of statistically significant or durable clinical benefit. For example, physicians may use cannulas, which are small tubes, of differing lengths in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which is the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial. Further, use of a posterior approach may not generate outcomes that are clinically superior to the outcomes achieved with a transfrontal approach.

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes as a maximum total bilateral dose. This dosing level is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. We have not previously evaluated this dosing level in a clinical trial.  To achieve safety, primary and secondary efficacy endpoints, the dose concentration and volume selected for the RESTORE-1 Phase 2 clinical trial may be modified, and regardless of the dose concentration and volume selected, we may never achieve desired safety and efficacy outcomes.

The RESTORE-1 Phase 2 trial is a randomized, double-blind, placebo-surgery controlled trial with a planned enrollment of 75 to 100 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three hours of OFF time during the day as measured by a validated self-reported patient diary. Patients will be randomized 1:1 to either VY-AADC or placebo surgery. Patient eligibility criteria and the protocol design, including the total number of patients in the trial and the number of patients who receive VY-AADC or placebo, may change during the course of the trial in response to recruiting challenges, clinical patient assessments, data collection, statistical analysis modifications, and other factors.

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial is the mean improvement from baseline to 12 months on time without troublesome dyskinesia, or good ON time, as measured by a validated self-reported patient diary at 12 months. Secondary endpoints include diary OFF time, other motor function and quality of life measures from the United Parkinson’s Disease Rating Scales (UPDRS-II,-III scores), the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety. Primary and secondary endpoints may be adjusted during the trial in response to changes in the protocol design.

Biomarker data collected during the RESTORE-1 Phase 2 clinical trial will include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC, and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography (PET) using fluorodopa F-18. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

We plan to continue to seek and incorporate FDA guidance in our clinical trial plans. We and Neurocrine are currently evaluating the written feedback from the FDA, including guidance from the Type B meeting to conduct two adequate and well-controlled clinical trials for a large patient population such as Parkinson’s disease. Additional interaction with the FDA regarding the RESTORE-1 and RESTORE-2 clinical trial plans could result in changes to the current plan.

Additionally, we are using a different manufacturing process for our AAV gene therapy vector in our global RESTORE-1 Phase 2 clinical trial and our planned RESTORE-2 Phase 3 clinical trial. We have begun to manufacture VY-AADC using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in the Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of the RESTORE-1 Phase 2 clinical trial and our planned RESTORE-2 Phase 3 clinical trial in Parkinson’s disease may differ from the results of the Phase 1b or the separate Phase 1 clinical trial based on the use of VY-AADC manufactured using our baculovirus/Sf9 system as opposed to using HEK 293 cells.

We intend to conduct, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct, one or more of our clinical trials or include sites in current or future clinical trials outside the United States. We generally plan to conduct our later stage and pivotal clinical trials of our product candidates globally. We currently plan to include sites located in Poland in the RESTORE-1 Phase 2 clinical trial. The transfer of sponsorship of the VY-AADC clinical program to Neurocrine requires the related transfer to Neurocrine of sponsorship of the RESTORE-1 Phase 2 clinical trial in Poland. The transition process will require additional regulatory filings with and review by EU regulatory officials, and may lead to additional costs or delays in the initiation of the RESTORE-1 Phase 2 clinical trial and the enrollment of patients in Poland.

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

We may encounter substantial delays or difficulties in commencement, enrollment or completion of our clinical trials, may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support investigational new drug applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical programs.

We have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC clinical program to Neurocrine requires the related transfer to Neurocrine of sponsorship of the RESTORE-1 Phase 2 clinical trial in the United States and Poland. The transition process will require additional regulatory filings with and review by the FDA and European Commission regulatory officials, and may lead to additional costs or delays in the initiation of the trials.

The RESTORE-1 Phase 2 clinical trial of VY‑AADC is being conducted at several locations. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC, as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback, and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a BLA filing or approval.

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
•	the ability to commercially launch V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
•	willingness of patients to participate in a placebo-controlled trial;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

Other events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities or collaborators on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
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

•	failure by us, our collaborative partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;

•

failure by us, our collaborative partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;

•	failure by physicians to adhere to delivery protocols leading to variable results;
•

delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•

insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in the RESTORE-1 Phase 2 clinical trial in Parkinson’s disease associated with the commercial availability of V-TAG;

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

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs and potential delays to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY‑AADC and VY‑HTT01 will be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY‑AADC. In the RESTORE-1 Phase 2 clinical trial of VY-AADC, we are using the ClearPoint System  to provide accurate placement of the cannula in the putamen, and allow for real‑time, intra‑operative MRI to assist the physician in visualizing the delivery of VY‑AADC to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY‑AADC. In the Phase 2 and future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with MRIC. For VY-SOD102 in the treatment for ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug or biological product if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biological product will be recovered from sales in the United States. We have received feedback from the FDA that VY-AADC for the treatment of Parkinson’s disease does not qualify for orphan disease designation because the potential for its use in earlier stages of Parkinson’s disease exceeds the 200,000 patient population criterion in the United States. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. We have received feedback from the Committee for Orphan Medicinal Products that orphan designation likely would not be granted for VY-AADC in Parkinson’s disease since the Committee does not grant such status for products targeting more severe stages of a disease.

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

We believe that all of our current programs may qualify for orphan drug designation except for VY-AADC for Parkinson’s disease. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the latter drug or biological product is not the same drug or biological product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

In June 2018, the FDA granted RMAT designation for the VY-AADC gene therapy treatment for Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The designation was based on data from the Phase 1b clinical trial.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the submission fee to obtain U.S. marketing approval is more than $2.0 million, and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Additionally, in July 2018, we received 510(k) regulatory clearance of V-TAG, our potential delivery device, from the Center for Devices and Radiological Health of the FDA. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices. We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, for example, we entered into a master services and supply agreement with MRIC which provides for MRIC to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to MRIC. MRIC has sole responsibility for regulatory compliance related to V-TAG.

Accordingly, if we or any current or future collaborators experience delays in obtaining approval or if we or they fail to obtain or retain approval of our product candidates and devices, the commercial prospects for our product candidates may be harmed and our ability to generate revenues could be materially impaired.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), Apic Bio, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis in 2018), Axovant Sciences Ltd., GenSight Biologics SA, Homology Medicines, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., Neurogene, Inc., NightstaRx Ltd (which has agreed to be acquired by Biogen, Inc., or Biogen, following completion of shareholder and regulatory approvals), Passage Bio, Pfizer, Prevail Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (which has agreed to be acquired by F. Hoffmann-La Roche Ltd., or Roche, following completion of shareholder and regulatory approvals), StrideBio, and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including deep brain stimulation, or DBS, marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies; DUOPA/Duodopa marketed by AbbVie Inc.; and other novel, non-oral forms of levodopa in development, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA (CVT-301), and Sunovion Pharmaceuticals’ sublingual apomorphine, APL-130277. Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Axovant is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018). MeiraGTx is developing AAV-GAD, acquired from Vector Neurosciences, Inc. in 2018.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

•

VY-SOD102 for a monogenic form of ALS will potentially compete with IONIS-SOD1Rx being developed by Ionis Pharmaceuticals, Inc., or Ionis, in collaboration with Biogen, and gene therapies being developed by AveXis (acquired by Novartis in 2018) and Apic Bio;

•

VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), StrideBio, Inc. in collaboration with Takeda Pharmaceuticals, and BMN 290 being developed by BioMarin Pharmaceutical Inc.;

•

VY-HTT01 for Huntington’s disease will potentially compete with IONIS-HTTRx being developed by Ionis in collaboration with Roche, WVE-120101 and WVE-120102 being developed by WAVE Life Sciences in collaboration with Takeda Pharmaceuticals, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Shire plc, and gene therapies being developed by uniQure and Spark;

•

Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie Inc., Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and

•

Our alpha-synuclein program for synucleinopathies, including Parkinson’s disease, Lewy Body Dementia, and multiple system atrophy, will potentially compete with alpha-synuclein antibodies being developed by Roche in collaboration with Prothena Corporation, Biogen in collaboration with Neurimmune, AstraZeneca in collaboration with Takeda, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a maximum period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. To date, no formal withdrawal agreement has been reached between the United Kingdom and the EU, despite the passage of the date on which it was expected that the United Kingdom's membership in the EU would automatically terminate.  The deadline for negotiating a withdrawal agreement has been extended to October 31, 2019, and discussions between the United Kingdom and the EU continue to focus on withdrawal issues and transition agreements. However, limited progress has been made to date, and the disagreement and uncertainty within the government of the United Kingdom sustains the possibility that the United Kingdom may leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Risks Related to Third Parties

To date, all of our revenue has been derived from our collaborations with Sanofi Genzyme, AbbVie, and Neurocrine, and if any of these or any future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

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

If Sanofi Genzyme exercises one or more options, following such exercise, Sanofi Genzyme will have sole responsibility for the development and commercialization of the product candidates from such program in the applicable territory. Sanofi Genzyme will have the sole discretion to determine and direct its efforts and resources, including the ability to discontinue all efforts and resources it applies to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by the Optioned Programs in the applicable territories. Sanofi Genzyme may not be effective in obtaining approvals for the product candidates developed from the Optioned Programs or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Furthermore, Sanofi Genzyme may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Sanofi Genzyme has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If Sanofi Genzyme fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate from the Optioned Programs in the applicable territories, or if

Sanofi Genzyme terminates our collaboration, our business, financial condition, results of operations and prospects could be harmed.

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

Under the AbbVie Tau Collaboration Agreement, we are obligated to use diligent efforts to conduct research and development activities, including IND-enabling and Phase 1 clinical trial activities, for which we are solely financially responsible. As described above, our research and development activities in connection with a collaboration might not be successful. The AbbVie Tau Collaboration Agreement shall automatically terminate if AbbVie decides not to exercise one or more of its options prior to the expiration of the specified periods of the collaboration. If AbbVie does not exercise one or more of its options, we would have incurred significant research and development expenses but would not receive any future option exercise, milestone, or royalty payments under the collaboration.

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

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including our Parkinson’s disease program, or AADC Program, our Friedreich’s ataxia program, or FA Program, and two programs to be determined by us and Neurocrine at a later date, or the Neurocrine Discovery Programs. Under the terms of the agreement, we received an upfront payment of $165.0 million, inclusive of $50.0 million for 4,179,728 shares of our common stock, and may receive future development and regulatory milestones and royalties.

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy Collaboration Products, under (i) the AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, upon expiration of Sanofi Genzyme’s option to the Friedreich’s ataxia program pursuant to the Sanofi Genzyme Collaboration without exercise of such option, all countries in the world in which the Neurocrine Collaboration Agreement remained in effect with respect to the FA Program; and (iii) each Neurocrine Discovery Program, on a worldwide basis.

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

We have only used the ClearPoint System to deliver our product candidates. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

The surgical approach that we are using for VY-AADC is similar, in some respects, to the stereotactic approach used for DBS. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC to the putamen using real-time, intra-operative, magnetic resonance imaging scans, or MRI imaging, to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC, have used and are using the real-time, intra-operative, MRI imaging system known as the ClearPoint System.  The ClearPoint System is manufactured by MRI Interventions, Inc., or MRIC.  Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We and Neurocrine intend to use the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with MRIC, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

We have developed the Variable Trajectory Array Guide, or V-TAG, as our own real-time, intra-operative device that is compatible with MRI imaging and can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s disease program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the Center for Devices and Radiological Health, or CDRH, of the FDA. There are additional steps needed in making this device available for use, including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, we entered into a master services and supply agreement with MRIC for the development and manufacture of devices, including V-TAG. This agreement provides for MRIC to perform certain manufacturing, supply, development and other services, including the supply of the ClearPoint System and cannula devices. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to MRIC, and will work with MRIC on the manufacturing and clinical supply of the device.

As of December 31, 2018, MRIC reported cash and cash equivalents of $3.1 million and secured debt (senior and junior) totaling approximately $3.5 million, and also reported a net operating loss of $6.2 million for the year ended December 31, 2018. MRIC has disclosed that it is not generating sufficient revenues from its operations to fund its activities, that it is dependent upon external sources for financing its operations, and that there is a risk that MRIC will be unable to obtain necessary financing to continue its operations. In April 2019, MRIC also acknowledged that its auditors in their report on MRIC’s consolidated financial statements for the year ended December 31, 2018 expressed substantial doubt regarding MRIC’s ability to continue as a going concern.  If MRIC, or any potential successor to MRIC, is not able to meet its obligations under our agreement with MRIC, and if we are not able to arrange suitable alternative arrangements for the supply of the ClearPoint System or V-TAG, the use of the ClearPoint System and V-TAG in our clinical trials could be adversely affected, and our clinical trials, including the RESTORE-1 Phase 2 clinical trial, could be delayed. In such circumstance, our business, financial condition, results of operations and prospects could be materially harmed.

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

Our relationship with any future collaborators may pose several risks, including the following:

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

We have relied, and we expect to continue to rely, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, our business could be harmed.

We expect to rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other clinical development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. Our reliance on these third-parties does not relieve us of our regulatory responsibilities. For example, the Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory were conducted at several locations. We expect to conduct the RESTORE-1 Phase 2 clinical trial at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites in the United States and Europe. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials.

We and our third-party service providers are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of IND‑enabling studies and clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites at which the FDA may determine that our clinical trials did not comply with GCPs. If we, our collaborators, or our third-party service providers fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we, our collaborators, or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our third-party service providers do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

We presently contract with third parties for the manufacturing of our program materials. We are currently assessing our manufacturing capabilities and although we do not currently have our own clinical or commercial scale manufacturing, we may choose to build those capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

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

The regulatory authorities may, at any time, following approval of a product for sale, audit the manufacturing facilities for such product or institute biennial inspections. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time‑consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third‑party manufacturers, our collaborators, or us could harm our business, financial condition, results of operations and prospects.

If our third‑party manufacturers, our collaborators, or we fail to comply with applicable cGMP regulations, FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre‑existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be harmed.

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

Our product candidates and our product delivery devices are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our product candidates and delivery devices, subjects us to manufacturing risks. While product candidate batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Our product candidates and delivery devices must be stored and transported at temperatures within a certain range and in sterile environments. If these temperature and environmental conditions deviate, the remaining shelf‑life of a product candidate and utility of a device could be impaired or their efficacy and safety could be negatively impacted, making them no longer suitable for use.

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

Failure to obtain access to or to protect intellectual property related to the manufacturing of our products or product candidates may result in changes, delays and/or inability to manufacture such products or product candidates.

The intellectual property related to the manufacture of biological products is complex. If we are unable to maintain control of manufacturing technology such as our trade secrets, or we are unable to protect ongoing improvements comprehensively and in a sufficient number of jurisdictions, it would impact our ability to produce products for commercial sale or product candidates for preclinical testing or clinical trials and our development timeliness and operations timelines could be adversely affected.

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

We are highly dependent on the management, technical, and scientific expertise of principal members of our management, scientific, and clinical teams including Steven M. Paul, M.D., our former President and Chief Executive Officer, who now serves as a senior advisor, director, and member of our Science and Technology Committee, and G. Andre Turenne, our President and Chief Executive Officer. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, collaborators, and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

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

With enactment of the TJCA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA in the future.

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

In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while adding a definition of “price concession” into the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Finally, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

On December 22, 2017, President Trump signed into law the TCJA which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Under our collaboration and option agreement with AbbVie related to defective or excess aggregation of tau protein in the human brain, AbbVie has options to advance certain compounds into further development and to obtain an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize such compounds and corresponding products for all human diagnostic, prophylactic and therapeutic uses. If AbbVie exercises any of these options, we would be eligible to receive specified option fees. In addition, we would be eligible to receive specified development and regulatory milestone payments and tiered royalties on the global commercial net sales of products developed under our tau collaboration.

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

Under our collaboration and option agreement with AbbVie directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies, AbbVie has options to advance certain compounds into further development and to obtain an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize such compounds and corresponding products for all human diagnostic, prophylactic and therapeutic uses. If AbbVie exercises any of these options, we would be eligible to receive specified option fees. In addition, we would be eligible to receive specified regulatory and commercial milestone payments and tiered royalties on the global commercial net sales of products developed under our alpha-synuclein collaboration.

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

No uniform policy requirement for coverage and reimbursement for biopharmaceutical products exists among third‑party payors. Therefore, coverage and reimbursement for such products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement for a product from third‑party payors is a time‑consuming and costly process that could require us to provide to each different payor supporting scientific, clinical and cost‑effectiveness data, and to receive the support of medical associations and technology assessment committees. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment including our research, development, manufacture, sales, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Assuming we obtain coverage for a given product by a third‑party payor, the resulting reimbursement payment rates may not be adequate or may require co‑payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States, EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the support and  acceptance of medical associations and technology assessment committees, physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost‑effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Further, in many of our license agreements we are responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Certain of our license agreements contain “no challenge” clauses which preclude and prevent us from taking any action to limit or narrow the intellectual property of a licensor. In some cases, these limitations extend to any intellectual property of our licensor and not just that which is licensed to us. Such constraints may limit our ability to develop or commercialize products or to expand such efforts beyond the scope of any license. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

If we fail to comply with our obligations under these license agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop, manufacture, or market products covered by the license or may face other penalties under the agreements. Termination of any of our agreements involving intellectual property or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Termination may also result in unfavorable terms associated with such termination or may result in obligations on our part to license or grant back intellectual property rights to prior licensors.

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

In spite of a legal presumption of validity, the issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability which may be challenged in the courts and patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

On February 1, 2019 the government of Venezuela, in response to certain U.S. sanctions, began to require that  foreign entities pay all official fees, including patent fees (either for pending matters or new petitions),  in PETRO, a “cryptocurrency” created by the Nicolás Maduro administration in February 2018 as a way to collect U.S. dollars while avoiding American financial sanctions issued under an Executive Order of President Trump on March 19, 2018. The Executive Order banned transactions involving “any digital currency, digital coin, or digital token, that was issued by, for, or on behalf of the Government of Venezuela on or after January 9, 2018.”  The prohibition is applicable to any U.S. entity unless exempted by license. We do not hold such a license and therefore may not be able to secure patents in Venezuela.

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

The Biologics Price Competition and Innovation Act of 2009 provides up to 12 years of market exclusivity for a reference biological product. We may not be able to obtain such exclusivity for our products. Moreover, the applicable time-period or the scope of patent protection afforded during any such extension could be less than we request. If we are unable to obtain patent term extension or the scope of term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be materially reduced.

If our trademarks and trade name are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We own service mark registrations in the USPTO for the marks “VOYAGER THERAPEUTICS” and “VOYAGER THERAPEUTICS Logo” and European Community trademark registrations for the marks “V-TAG” and “VOYAGER TRAJECTORY ARRAY GUIDE.” We also own pending trademark applications in the USPTO for the marks “V-TAG”, V-TAG Logo, and “TRACER”. Our trademarks or our trade name may be challenged, infringed, circumvented or declared generic or found to infringe prior third-party marks. We may not be able to protect our rights in our trademarks or in our trade name, which we need in order to build name recognition among potential partners or customers in our markets of interest. It is possible that competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of prior registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade name. Over the long term, if we are unable to establish name recognition based on our trademarks and trade name, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce and protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, Neurocrine, Bellevue Asset Management, Armistice Capital, UBS Switzerland, Partner Fund Management, LP, and BlackRock Inc., represent beneficial ownership, in the aggregate, of approximately 66% of our outstanding common stock as of April 18, 2019.  As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed a registration statement on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriter of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of May 7, 2019, $75.0 million in shares of common stock remained eligible for sale under the sales agreement. In January 2019, we executed a stock purchase agreement to sell common stock to Neurocrine for an aggregate purchase price of approximately $50.0 million.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2019 through March 31, 2019, the sales price of our common stock ranged from a high of $19.83 to a low of $7.76 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

•	our success in commercializing any product candidates for which we obtain marketing approval;
•	regulatory action and results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	the results of clinical trials of our product candidates;
•	the results of clinical trials of product candidates of our competitors;
•	the commencement, termination, and success of our collaborations, including the ability or willingness of our collaboration partners to fulfill their obligations to us;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2019, in connection with the Neurocrine Collaboration, we agreed to sell 4,179,728 shares of Common Stock to Neurocrine at a price of $11.9625 per share, for an aggregate purchase price of approximately $50.0 million.  The sale of shares to Neurocrine was subject to customary closing conditions, including certain antitrust approvals, that have been satisfied as of the date of this Quarterly Report on Form 10-Q. As a result, we issued such shares to Neurocrine, effective March 11, 2019.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
10.1†	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019.	10-K	10.28	2/26/2019	001-37625
10.2	Stock Purchase Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019.	10-K	10.29	2/26/2019	001-37625
10.3	Investor Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019.	10-K	10.30	2/26/2019	001-37625

10.4†	Collaboration and Option Agreement, by and between the Registrant and AbbVie Ireland Unlimited Company, dated February 21, 2019.	10-K	10.31	2/26/2019	001-37625

10.5	Employment Agreement, by and between the Registrant and Robert W. Hesslein, dated January 15, 2019.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Document.					X

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Presentation Link Document.					X

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

Date: May 7, 2019	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)