Form 10-Q
period 2019-06-30
Voyager Therapeutics, Inc.
filed 2019-08-09
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒▪	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019.

☐▪	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 2, 2019 was 36,933,937.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications, and obtain and maintain regulatory approvals for our product candidates, including our ability to file Investigational New Drug applications for our programs including VY-HTT01 for the treatment of Huntington’s disease, VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, and VY-FXN01 for the treatment of Friedreich’s ataxia;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our strategic collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine Biosciences, Inc., or Neurocrine, including the possibility and timing of AbbVie exercising its options to certain of our programs as specified in the applicable collaboration agreements;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 trial; and
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$79,885	$46,859
Marketable securities, current	247,577	108,947
Collaboration receivable	8,242	—
Unbilled receivable	1,821	—
Prepaid expenses and other current assets	3,250	6,675
Total current assets	340,775	162,481
Property and equipment, net	14,493	12,771
Deposits and other non-current assets	2,003	1,149
Operating lease, right-of-use asset	30,041	—
Marketable securities, non-current	1,280	628
Total assets	$388,592	$177,029
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,230	$1,038
Accrued expenses	11,782	9,788
Other current liabilities	2,843	—
Deferred revenue, current	52,291	20,847
Total current liabilities	69,146	31,673
Deferred revenue, non-current	167,436	92,199
Other non-current liabilities	33,606	6,711
Total liabilities	270,188	130,583
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2019 and December 31, 2018; 36,677,608 and 32,364,895 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	37	32
Additional paid-in capital	403,334	315,598
Accumulated other comprehensive income (loss)	101	(133)
Accumulated deficit	(285,068)	(269,051)
Total stockholders’ equity	118,404	46,446
Total liabilities and stockholders’ equity	$388,592	$177,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration revenue	$46,087	$2,575	$51,284	$3,517
Operating expenses:
Research and development	28,576	16,507	53,407	31,360
General and administrative	8,322	11,762	17,981	18,945
Total operating expenses	36,898	28,269	71,388	50,305
Operating income (loss)	9,189	(25,694)	(20,104)	(46,788)
Other income:
Interest income	2,097	870	3,242	1,458
Other (expense) income, net	(133)	(717)	845	(318)
Total other income	1,964	153	4,087	1,140
Income (loss) before income taxes	11,153	(25,541)	(16,017)	(45,648)
Income tax benefit	—	—	—	180
Net income (loss)	$11,153	$(25,541)	$(16,017)	$(45,468)
Other comprehensive income
Net unrealized gain on available-for-sale securities	176	37	234	42
Cumulative effect adjustment resulting from ASU No. 2016-01	—	—	—	120
Total other comprehensive income	176	37	234	162
Comprehensive income (loss)	$11,329	$(25,504)	$(15,783)	$(45,306)

Net income (loss) per share, basic	$0.30	$(0.80)	$(0.46)	$(1.43)
Net income (loss) per share, diluted	$0.29	$(0.80)	$(0.46)	$(1.43)

Weighted-average common shares outstanding, basic	36,610,918	31,976,922	34,990,989	31,868,995
Weighted-average common shares outstanding, diluted	37,941,257	31,976,922	34,990,989	31,868,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	31,572,044	$32	$295,019	$(287)	$(160,713)	$134,051
Vesting of restricted stock	145,829	—	3	—	—	3
Exercises of vested stock options	132,733	—	1,412	—	—	1,412
Issuance of common stock under ESPP	38,392	—	418	—	—	418
Stock-based compensation expense	—	—	2,260	—	—	2,260
Life-to-date cumulative catchup on equity securities	—	—	—	120	—	120
Unrealized gain on available-for-sale securities, net of tax	—	—	—	5	—	5
Modified retrospective adjustment to beginning accumulated deficit and deferred revenue resulting from ASU No. 2014-09	—	—	—	—	(20,050)	(20,050)
Net loss	—	—	—	—	(19,926)	(19,926)
Balance at March 31, 2018	31,888,998	$32	$299,112	$(162)	$(200,689)	$98,293
Vesting of restricted stock	61,632	—	3	—	—	3
Exercises of vested stock options	113,318	—	1,116	—	—	1,116
Stock-based compensation expense	—	—	8,065	—	—	8,065
Unrealized gain on available-for-sale securities, net of tax	—	—	—	37	—	37
Net loss	—	—	—	—	(25,541)	(25,541)
Balance at June 30, 2018	32,063,948	$32	$308,296	$(125)	$(226,230)	$81,973

Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	31,360	1	283	—	—	284
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Stock-based compensation expense	—	—	3,459	—	—	3,459
Unrealized gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(27,170)	(27,170)
Balance at March 31, 2019	36,575,983	$37	$396,953	$(75)	$(296,221)	$100,694
Exercises of vested stock options	57,461	—	714	—	—	714
Issuance of common stock under ESPP	44,164	—	471	—	—	471
Stock-based compensation expense	—	—	5,196	—	—	5,196
Unrealized gain on available-for-sale securities, net of tax	—	—	—	176	—	176
Net income	—	—	—	—	11,153	11,153
Balance at June 30, 2019	36,677,608	$37	$403,334	$101	$(285,068)	$118,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net loss	$(16,017)	$(45,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,771	10,436
Depreciation	1,292	972
Amortization of premiums and discounts on marketable securities	(1,844)	(908)
In-kind research and development expenses	616	176
Other non-cash items	(832)	355
Changes in operating assets and liabilities:
Collaboration receivable	(8,242)	—
Unbilled receivable	(1,821)	—
Prepaid expenses and other current assets	2,966	(1,384)
Operating lease, right-of-use asset	1,382	—
Other non-current assets	(674)	(180)
Accounts payable	1,192	538
Accrued expenses	1,977	(3,911)
Operating lease liabilities	(1,226)	—
Deferred revenue	106,065	65,482
Net cash provided by operating activities	93,605	26,108
Cash flow from investing activities
Purchases of property and equipment	(3,168)	(2,933)
Proceeds from sale of equipment	171	—
Purchases of marketable securities	(314,352)	(205,037)
Proceeds from maturities of marketable securities	177,800	207,000
Net cash used in investing activities	(139,549)	(970)
Cash flow from financing activities
Proceeds from the exercise of stock options	998	2,528
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	77,617	—
Proceeds from the purchase of common stock under ESPP	355	418
Net cash provided by financing activities	78,970	2,946
Net increase in cash, cash equivalents, and restricted cash	33,026	28,084
Cash, cash equivalents, and restricted cash beginning of period	47,594	32,265
Cash, cash equivalents, and restricted cash end of period	$80,620	$60,349
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$17	$—
Impact of adopting new accounting standards	$—	$20,050

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

Additionally, the Company is working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company’s manufacturing process employs an established system that it believes will enable production of high quality AAV vectors at commercial scale. In addition to the Company’s capsid optimization efforts, it leverages novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of its AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. The Company believes it can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with its novel capsids.

The Company’s business strategy focuses on discovering, developing, manufacturing, and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its collaboration with AbbVie Biotechnology Ltd (the “AbbVie Tau Collaboration”), its collaboration with AbbVie Ireland Unlimited Company (the “AbbVie Alpha-Synuclein Collaboration”), and its collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration”), and its collaboration with Sanofi Genzyme (the “Sanofi Genzyme Collaboration”) which was terminated in June 2019. The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of June 30, 2019, the Company had an accumulated deficit of $285.1 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings, private placements of its equity securities, and funding from its collaborations.

Through June 30, 2019, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. The Company believes that its cash, cash equivalents, and marketable debt securities of $327.5 million as of June 30, 2019, as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration, are sufficient to fund its operating expenses and capital expenditure requirements into mid-2022. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Leases

Effective January 1, 2019, the Company accounted for its operating leases in accordance with ASC Topic 842 Leases (“ASC 842”). ASC 842 provides guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases. The Company determines if an arrangement is a lease at inception. The Company’s operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and other non-current liabilities on the condensed consolidated balance sheets.

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

The promised goods or services in each arrangement typically consist of license rights to the Company’s intellectual property and research and development services. The Company provides options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

The Company’s contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, the Company has not recognized any consideration related to the achievement of development, regulatory, or commercial milestones resulting from any of the Company’s collaboration arrangements.

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

Stock-based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718 Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, nonemployees, and directors, including grants of restricted stock units and stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the fair value of its common stock on the grant date to determine the fair value of restricted stock units.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, blended with the most recent period of historic volatility of its common stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the associated service period, which is generally the period in which the related services are received. The Company records the expense for stock-based compensation awards subject to performance conditions over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates if the achievement of a performance condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and restricted stock unit awards outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and restricted stock unit awards outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock and restricted stock unit awards.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use asset for most leases. In July 2018, the FASB issued ASU No. 2018-11, Leases-Targeted Improvements (“ASC 842”), which provides an additional transition method that allowed entities to initially apply the new lease requirements at the adoption date, not the earliest period presented, and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this transition method at the adoption date of January 1, 2019. The Company elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The impact of adopting ASC 842 was represented as a capitalization of a right-of-use asset of approximately $31.0 million with a corresponding lease liability of approximately $36.7 million to be recognized over the remaining life of the Company’s leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on the Company's consolidated financial statements.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2019	(in thousands)
Money market funds included in cash and cash equivalents	$79,108	$79,108	$—	$—
Marketable securities:
U.S. Treasury notes	247,577	247,577	—	—
Equity securities	1,280	1,280	—	—
Total marketable securities	$248,857	$248,857	$—	$—
Warrants to purchase equity securities	414	—	414	—
Total	$328,379	$327,965	$414	$—
December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$46,173	$—	$—
Marketable securities:
U.S. Treasury notes	108,947	108,947	—	—
Equity securities	628	628	—	—
Total marketable securities	$109,575	$109,575	$—	$—
Warrants to purchase equity securities	234	—	234	—
Total	$155,982	$155,748	$234	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of June 30, 2019 and December 31, 2018 are as follows:

	As of June 30,	As of December 31,
	2019	2018
Risk-free interest rate	1.7%	2.5%
Expected dividend yield	—%	—%
Expected term (in years)	2.2	2.7
Expected volatility	88.8%	112.7%

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

4. Cash, cash equivalents, and available-for-sale marketable securities

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Marketable securities consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

The Company classifies marketable debt securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable debt securities with a remaining maturity date greater than one year and marketable equity securities are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months. Available-for-sale debt securities are maintained by an investment manager and consist of U.S. Treasury notes. In 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. The common stock is included in non-current marketable securities and the warrants are included in non-current assets.

All available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, recognizes the unrealized loss through a charge to the Company’s condensed consolidated statement of operations and comprehensive loss. No other-than-temporary losses have been recognized.

Cash, cash equivalents, and marketable securities included the following at June 30, 2019 and December 31, 2018:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of June 30, 2019
Money market funds included in cash and cash equivalents	$79,108	$—	$—	$79,108
Marketable securities:
U.S. Treasury notes	247,348	230	1	247,577
Equity securities	1,220	60	—	1,280
Total marketable securities	$248,568	$290	$1	$248,857
Total money market funds and marketable securities	$327,676	$290	$1	$327,965
As of December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$—	$—	$46,173
Marketable securities:
U.S. Treasury notes	108,951	1	5	108,947
Equity securities	1,220	—	592	628
Total marketable securities	$110,171	$1	$597	$109,575
Total money market funds and marketable securities	$156,344	$1	$597	$155,748

All of the Company’s marketable debt securities at June 30, 2019, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$79,885	$46,859
Restricted cash included in deposits and other non-current assets	735	735
Total cash, cash equivalents, and restricted cash	$80,620	$47,594

5. Accrued expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 consist of the following:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Research and development costs	$6,908	$3,555
Employee compensation costs	2,319	3,780
Professional services	1,301	1,448
Accrued goods and services	976	784
Patent costs	162	120
Other	116	101
Total	$11,782	$9,788

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

Operating Leases

During April 2014, the Company entered into an agreement to lease its 75 Sidney Street facility under a non-cancelable operating lease that would have expired, if not subsequently extended, on December 15, 2019. The lease includes two renewal options, each for five-year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods.

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

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit of $0.7 million payable to the landlord as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at June 30, 2019:

Total Minimum
Lease Payments
(in thousands)
2019 (remainder of year)	$2,756
2020	5,960
2021	6,138
2022	6,323
2023	6,512
2024+	20,897
Total future minimum lease payments	$48,586
Less: imputed interest	(13,138)
Total lease liability	$35,448
Reported as:
Other current liabilities	$2,843
Other non-current liabilities	32,605
Total lease liability	$35,448

During the three and six months ended June 30, 2019, the Company incurred rent expense of $1.6 million and $3.0 million, respectively, for operating leases. During the three and six months ended June 30, 2018, the Company incurred rent expense of $1.0 million and $1.8 million, respectively, for operating leases. As of June 30, 2019, the weighted average remaining lease term was 7.4 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

7. Other liabilities

As of June 30, 2019 and December 31, 2018, other current and non-current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Other current liabilities
Lease liability	2,843	—
Total other current liabilities	$2,843	$—

Other non-current liabilities
Lease liability	$32,605	$—
Deferred rent	—	5,710
Other	1,001	1,001
Total other non-current liabilities	$33,606	$6,711

8. Commitments and contingencies

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into a collaboration agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”), which included a non-refundable upfront payment of $65.0 million. In addition, contemporaneously with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement, under which Sanofi Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value is accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

Under the Sanofi Genzyme Collaboration Agreement, the Company granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the following programs, which are referred to as “Split Territory Programs”; VY-AADC (“Parkinson’s Program”), VY-FXN01 (“Friedreich’s ataxia Program”), a future program to be designated by Sanofi Genzyme (“Future Program”), and VY-HTT01 (“Huntington’s Program”) with an incremental option to co-commercialize VY-HTT01 in the United States and (ii) worldwide rights to VY-SMN101 (“Spinal Muscular Atrophy Program”). Sanofi Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof of principle human clinical study (“POP Study”), on a program-by-program basis.

Prior to any option exercise by Sanofi Genzyme, the Company would collaborate with Sanofi Genzyme in the development of products under each Split Territory Program and/or the Spinal Muscular Atrophy Program pursuant to a written development plan and under the guidance of an Alliance Joint Steering Committee (“AJSC”), comprised of an equal number of employees from the Company and Sanofi Genzyme.

Under the Sanofi Genzyme Collaboration Agreement, the Company was required to use commercially reasonable efforts to develop products under each Split Territory Program and the Spinal Muscular Atrophy Program through the completion of the applicable POP Study. During the development of these joint programs, the activities would be guided by a Development Advisory Committee (“DAC”). The DAC could elect to utilize certain Sanofi Genzyme technology relating to the Parkinson’s Program, the Huntington’s Program, or generally with the manufacture of Split Territory Program products.

The Company was solely responsible for all costs incurred in connection with the development of the Split Territory Programs and the Spinal Muscular Atrophy Program products prior to the exercise of an option by Sanofi Genzyme with the exception of the following: (i) at the Company’s request and upon mutual agreement, Sanofi Genzyme would provide “in-kind” services valued at up to $5.0 million and (ii) Sanofi Genzyme would be responsible for the costs and expenses of activities under the Huntington’s Program development plan to the extent such activities were covered by financial support Sanofi Genzyme was entitled to receive from a patient advocacy group.

With the exception of the Parkinson’s Program, Sanofi Genzyme would be required to pay an option exercise payment of $20.0 million or $30.0 million for each Split Territory Program and Spinal Muscular Atrophy Program.

Upon Sanofi Genzyme’s exercise of its option to license a given product in a Split Territory Program (“Split Territory Licensed Product”), the Company would have sole responsibility for the development of such Split Territory Licensed Product in the United States and Sanofi Genzyme would have sole responsibility for development of such Split Territory Licensed Product in the rest of the world. The Company and Sanofi Genzyme would have shared responsibility for execution of ongoing development of such Split Territory Licensed Product that is not specific to either territory, including costs associated therewith. The Company would be responsible for all commercialization activities relating to

Split Territory Licensed Products in the United States, including all of the associated costs. Sanofi Genzyme would be responsible for all commercialization activities relating to the Split Territory Licensed Products in the rest of the world, including all of the associated costs. If Sanofi Genzyme exercised its co-commercialization rights, Sanofi Genzyme would be the lead party responsible for all commercialization activities related to the Huntington’s Program product (the “Huntington’s Licensed Product”) in the United States.

Upon exercise of its option to license a product in the Spinal Muscular Atrophy Program (the “Spinal Muscular Atrophy Licensed Product”), Sanofi Genzyme would have the sole right to develop the Spinal Muscular Atrophy Licensed Product worldwide. Sanofi Genzyme would be responsible for all of the development costs that occur after the option exercise date for the Spinal Muscular Atrophy Program. Sanofi Genzyme would also be responsible for worldwide commercialization activities relating to the Spinal Muscular Atrophy Licensed Product.

In October 2017, Sanofi Genzyme decided not to exercise its option for the Parkinson’s Program (the “PD Opt-Out”). Sanofi Genzyme was required to pay the Company for specified regulatory and commercial milestones, if achieved, up to $540.0 million across all remaining programs. The Company was no longer entitled to receive a total of $105.0 million related to regulatory and commercial milestone payments for the Parkinson’s Program as a result of the PD Opt-Out. The regulatory approval milestones were payable upon either regulatory approval in the United States or regulatory and reimbursement approval in the European Union and ranged from $40.0 million to $50.0 million per milestone, with an aggregate total of $220.0 million, after accounting for the PD Opt-Out. The remaining commercial milestones were payable upon achievement of specified annual net sales in each program and range from $50.0 million to $100.0 million per milestone, with an aggregate total of $320.0 million, after accounting for the PD Opt-Out.

In addition, to the extent any Split Territory Licensed Products or the Spinal Muscular Atrophy Licensed Product were commercialized, the Company would be entitled to tiered royalty payments ranging from the mid-single digits to mid-teens based on a percentage of net sales by Sanofi Genzyme. Sanofi Genzyme would be entitled to receive tiered royalty payments related to sales of a Split Territory Licensed Product ranging from the low-single digits to mid-single digits based on a percentage of net sales by the Company depending on whether the Company uses Sanofi Genzyme technology in the Split Territory Licensed Product. If Sanofi Genzyme elected to co-commercialize the Huntington’s Licensed Product in the United States, the Company and Sanofi Genzyme would share in any profits or losses from Huntington’s Licensed Product sales.

The Sanofi Genzyme Collaboration Agreement was to continue in effect until the later of (i) the expiration of the last to expire of the option rights and (ii) the expiration of all payment obligations unless sooner terminated by the Company or Sanofi Genzyme. The Company and Sanofi Genzyme had customary termination rights, including the right to terminate for an uncured material breach of the agreement committed by the other party, and Sanofi Genzyme had the right to terminate for convenience.

Termination of Agreement

On June 14, 2019, the Company and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement (the “Sanofi Genzyme Termination Agreement”). Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, Friedreich’s ataxia Program and the unnamed Future Program. The Company has been relieved of its obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, the Company gained worldwide rights to the Huntington's Program and ex-U.S. rights to the Friedreich's ataxia Program. The ex-U.S. rights to the Friedreich’s ataxia Program have been, in turn, transferred from the Company to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. Additionally, the Company and Sanofi Genzyme entered into an Amended and Restated Option and License Agreement related to AAV capsids (the “Amended Capsid Agreement”). Under the Amended Capsid Agreement, Sanofi Genzyme has obtained exclusive option rights to exclusively license one or more select novel AAV capsids owned or controlled by the Company for exclusive use for up to two non-central nervous system (“non-CNS”) indications.

Sanofi Genzyme has granted the Company exclusive, irrevocable, perpetual, royalty-free, fully-paid sublicensable (through multiple tiers), non-transferable, worldwide licenses in Sanofi Genzyme’s interests in the collaboration technology generated under or used in the Huntington’s Program and the Friedreich’s ataxia Program with respect to those programs pursuant to the Sanofi Genzyme Collaboration Agreement. In addition, Sanofi Genzyme has granted the Company non-exclusive, irrevocable, perpetual, royalty-free, fully-paid, sublicensable (through multiple tiers), non-transferable, worldwide licenses to the Sanofi Genzyme technology that was contributed to the Sanofi Genzyme Collaboration Agreement and was used in the development or manufacture of product candidates prior to the termination date.

Under the Sanofi Genzyme Termination Agreement, the Company paid Sanofi Genzyme $10.0 million up-front and has agreed to pay Sanofi Genzyme a $10.0 million milestone within fifteen days of the filing of an investigational new drug (“IND”) application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program (a “Post-Termination HD Product”). The Company has agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (x) the filing of an IND application for a Post-Termination HD Product or (y) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the Friedreich’s ataxia Program (the “Post-Termination FA Products”) that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. The Company has also agreed to pay low-single digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, the Company had rights to certain in-kind services. As of the termination date the Company waived its right to approximately $0.4 million in unused in-kind services, and the Company no longer has the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

The Company has granted Sanofi Genzyme an exclusive royalty-free, fully-paid, sublicensable (through multiple tiers), non-transferable, worldwide license under the Company’s interest in the collaboration technology generated under or used in the Spinal Muscular Atrophy Program pursuant to the Sanofi Genzyme Collaboration Agreement to manufacture, develop, and commercialize any Spinal Muscular Atrophy product. Under the Amended Capsid Agreement, the Company has granted Sanofi Genzyme an exclusive option to evaluate up to four capsids for no consideration. During the capsid evaluation period, the Company has granted Sanofi Genzyme a non-exclusive license to the capsid intellectual property to conduct evaluation studies. In addition, Sanofi Genzyme is able to evaluate up to two additional capsids for a low six-figure payment per additional capsid. The Company is not obligated to perform any additional research on the capsids. Sanofi Genzyme shall have the right to obtain an exclusive license for up to two capsids, each in a specified non-CNS indication. At its discretion, Sanofi Genzyme may exercise both its options for the same capsid for different specified non-CNS indications. Upon its exercise of each option, Sanofi Genzyme has agreed to pay the Company a $1.0 million option exercise fee. Under the Amended Capsid Agreement, the Company is also entitled to receive potential development and regulatory milestone payments upon the achievement of certain milestone events for products containing licensed capsids (“Licensed Products”) of up to an aggregate of $15.0 million per Licensed Product. In addition, for each specified indication, Sanofi Genzyme has agreed to pay to the Company a one-time sales milestone payment of $20.0 million, if aggregate worldwide net sales for all Licensed Products for such specified indication surpass a specified amount, and low-to-mid single-digit tiered royalty payments on worldwide net sales of Licensed Products, on a Licensed Product-by-Licensed Product basis.

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

The Company has identified $74.6 million of total transaction price consisting of the $65.0 million upfront fee, the $5.0 million premium paid in excess of fair value of the Series B Preferred Stock and $4.6 million of Sanofi Genzyme “in-kind” funding, which represents the transaction price at adoption. Additional consideration to be paid to the Company upon the exercise of the license options by Sanofi Genzyme or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that can only be achieved subsequent to the option exercise or are outside of the initial contract term.

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

During the three and six months ended June 30, 2019, the Company recognized $1.5 million and $2.9 million, respectively, of revenue related to research and development services and committee obligations performed under the Sanofi Genzyme Collaboration prior to the termination of the collaboration on June 14, 2019 (the “Termination Date”). During the three and six months ended June 30, 2018, the Company recognized $0.7 million and $1.2 million, respectively, of revenue to research and development services and committee obligations performed under the Sanofi Genzyme Collaboration.

Costs incurred relating to the programs that Sanofi Genzyme has the option to license under the Sanofi Genzyme Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2019 and 2018.

The Sanofi Genzyme Termination Agreement modifies both the pricing and scope of the Sanofi Genzyme Collaboration Agreement. As the modification does not add distinct goods or services to the Sanofi Genzyme Collaboration Agreement, the agreement is considered a modification of the original contract.

The Sanofi Genzyme Termination Agreement includes the following performance obligations: (i) worldwide license to collaboration technology and Sanofi Genzyme technology for the development, manufacturing and commercialization of the Huntington’s Program and (ii) worldwide license to collaboration technology and Sanofi Genzyme technology for the development, manufacturing and commercialization for the Friedreich’s ataxia Program. Such performance obligations were satisfied upon the Termination Date as control had transferred upon execution of the Sanofi Genzyme Termination Agreement. Therefore, the remainder of the transaction price under the Sanofi Genzyme Collaboration Agreement, which had not yet been recognized, was recognized as revenue upon the Termination Date.

The Company has recognized $28.7 million of revenue upon the Termination Date. This amount consists of $48.7 million of deferred revenue related to the original agreement as of the Termination Date, offset by (x) $10.0 million related to the fee paid by the Company to Sanofi Genzyme on the Termination Date, and (y) $10.0 million related to the milestone payment which the Company expects to pay to Sanofi Genzyme upon the potential filing of an IND for a product candidate in connection with the Huntington’s Program. Further preclinical studies are underway with VY-HTT01 which, if successful, are expected to support a potential filing of an IND application in 2019. The Company has constrained $10.0 million of the remaining deferred revenue balance at the Termination Date as it expects to pay the milestone payment related to the potential filing of an IND for a product candidate in connection with the Huntington’s Program in 2019. As a result, the Company will maintain a $10.0 million deferred revenue balance associated with the potential milestone payment. This deferral will be reversed upon payment of the milestone to Sanofi Genzyme. If the Company decides not to file an IND for a product candidate in connection with the Huntington’s Program, the Company will recognize that amount as revenue upon determining that the IND filing is no longer likely. The $20.0 million payable by the Company to Sanofi Genzyme is treated as consideration payable to a customer and therefore accounted as a reduction of the transaction price.

In the three and six months ended June 30, 2019, the Company recognized total revenue of $30.2 million and $31.6 million related to services performed and the subsequent termination of the Sanofi Genzyme Collaboration Agreement. At June 30, 2019, $10.0 million remains in deferred revenue in the accompanying condensed consolidated balance sheet.

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

During the three and six months ended June 30, 2019, the Company recognized $3.2 million and $4.9 million, respectively, of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. During the three and six months ended June 30, 2018, the Company recognized $1.9 million and $2.3 million, respectively, of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. As of June 30, 2019, there was $57.1 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2019.

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

During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.4 million of revenue, respectively, associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. As of June 30, 2019, there was $64.6 million of deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2019.

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into an exclusive collaboration and option agreement with Neurocrine Biosciences (the “Neurocrine Collaboration Agreement”) for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company has agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the AADC Program (the “AADC Program”) for the treatment of Parkinson’s disease, (ii) the FA Program (the “FA Program”) for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate (collectively, the “Existing Programs”); and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, the Company gained ex-U.S. rights to the VY-FXN01 Friedreich's ataxia Program. The ex-U.S. rights to VY-FXN01 were subsequently transferred from the Company to Neurocrine Biosciences under the terms of the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to VY-FXN01 from the Company to Neurocrine, the Company and Neurocrine Biosciences executed an amendment to the Neurocrine Collaboration Agreement (the “June 2019 Modification”), and Neurocrine Biosciences paid $5.0 million to the Company. There were no other changes in pricing or scope of the obligations required to be performed under the Neurocrine Collaboration Agreement.

Under the terms of the Neurocrine Collaboration Agreement, the Company has agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “Collaboration Products”) on a worldwide basis under (i) the AADC Program; (ii) the FA Program; and (iii) each Discovery Program.

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

Upon the occurrence of a specified event for each Neurocrine Program (a “Transition Event”) Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the AADC Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC; (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for a Friedreich’s ataxia program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For each Existing Program, the Company has the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). Should the Company elect to exercise its Co-Co Option, the Company has agreed to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), whereby it has agreed to jointly develop and commercialize Collaboration Products for such Neurocrine Existing Program (“Co-Co Products”) and share in its costs, profits and losses, and the Company agrees to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the AADC

Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC and (ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for a Friedreich’s ataxia program product candidate.

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

During the term of the Neurocrine Collaboration Agreement, neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any AAV-based gene therapy products directed to a Target to which a Collaboration Product is directed, subject to specified exceptions including the parties’ conduct of basic research.

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

The Company has identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company has utilized the most likely amount approach to estimate the cost reimbursement to be $431.1 million, and has concluded that these amounts do not require a constraint and are included in the transaction price at inception. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

Performance Obligation	Amount
(in thousands)
Variable Consideration
AADC Program	$170,209
FA Program	114,023
Discovery Program 1	73,416
Discovery Program 2	73,416
Total	$431,064

Based on the relative standalone selling price allocation, the allocation of the transaction price, exclusive of the variable consideration allocated to the individual performance obligations, to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
AADC Program	$80,373
FA Program	6,005
Discovery Program 1	3,002
Discovery Program 2	3,002
Total	$92,382

The Company recognizes the transaction price associated with each performance obligation on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period.

During the three and six months ended June 30, 2019, the Company recognized $12.5 million and $14.4 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of June 30, 2019, there was $88.0 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of June 30, 2019, there was $10.1 million of collaboration and unbilled receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2019.

The Company incurred approximately $0.8 million of costs to obtain the Neurocrine Collaboration Agreement which were payable only upon the close of the deal and therefore considered incremental costs of obtaining a contract with a customer and capitalized. The costs are recorded in prepaid expenses and other non-current assets and are being amortized over the period in which the research services will be provided.

MRI Interventions License and Securities Purchase Agreements

In September 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a license agreement (the “MRIC License Agreement”) with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint® System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The Company also entered into the MRIC

License Agreement, which provided for certain rights to MRIC technology and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. During 2017, the Company terminated the MRIC License Agreement and all prior and future commitments and obligations under such agreement became null and void. As of June 30, 2019, the Company continues to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

In May 2018, the Company entered into a master services and supply agreement with MRIC (the “MRIC Supply Agreement”) which provides for MRIC to perform certain manufacturing, supply, development and services as requested by the Company, including the supply of the ClearPoint System and cannula devices. In March 2019, in connection with the MRIC Supply Agreement, the Company transferred its premarket notification (510(k)) clearance for its Variable Trajectory Array Guide (“V-TAG”) delivery device to MRIC and MRIC assumed the role of specifications developer and manufacturer for the V-TAG device and related regulatory compliance obligations. Under the terms of the MRIC Supply Agreement, MRIC will manufacture and supply the V-TAG device exclusively to the Company’s clinical sites for use in the RESTORE-1 Phase 2 clinical trial. The Company retained all of its intellectual property rights in the V-TAG device, and has the unrestricted right to require MRIC to transfer the 510(k) clearance back to the Company at the Company’s request.

Other Agreements

During 2018 and 2017, the Company entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the rights licensed under such agreements, the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in-process research and development. The agreements generally obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. As of June 30, 2019, the Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial which resulted in a $0.1 million milestone payment to one of its licensors. The Company can generally terminate the license agreements upon 30 to 90 days prior written notice.

During the year ended December 31, 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the year ended December 31, 2017, the Company earned a milestone payment of $1.0 million. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned to date is recorded as a non-current liability in the condensed consolidated balance sheet.

Litigation

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of June 30, 2019 or December 31, 2018.

9. Preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of June 30, 2019 and December 31, 2018. The authorized preferred stock was classified under stockholders’ equity at June 30, 2019 and December 31, 2018.

10. Stock-based compensation

2014 Stock Option and Grant Plan

In January 2014, the Company adopted the 2014 Stock Option and Grant Plan (the “2014 Plan”), under which it could grant incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, or restricted stock units to purchase up to 823,529 shares of common stock to employees, officers, directors and consultants of the Company.

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

The terms of stock option agreements, including vesting requirements, were determined by the Board of Directors and were subject to the provisions of the 2014 Plan. Restricted stock awards granted by the Company generally vest based on each grantee’s continued service with the Company during a specified period following grant. Stock options granted to employees generally vest over four years, with 25% vesting on the one year anniversary and 75% vesting ratably, on a monthly basis, over the remaining three years. Stock options granted to non-employee consultants generally vest monthly over a period of one to four years.

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its founders at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the founders, 835,292 shares generally vested over one to four years, based on each founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement. These shares were fully vested as of June 30, 2019. Stock-based compensation expense associated with these time-based awards was recognized over the vesting period.

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance-based awards had become probable and began recognizing stock-based compensation accordingly. The Company recorded $0.1 million and $0.3 million in stock-based compensation expense related to this award during the three and six months ended June 30, 2018, respectively. No stock-based compensation expense was recorded in 2019 related to this award as it was fully vested during 2018. No stock-based compensation expense was recorded for the remaining two founders’ awards with performance-based vesting as of June 30, 2019 as the performance-based milestones related to these awards were not probable.

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

Effective January 1, 2016, 2017, 2018, and 2019, an additional 1,069,971, 1,070,635, 1,285,200, and 1,302,830 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of June 30, 2019, there were 2,166,946 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three and six months ended June 30, 2019, the Company granted a total of 557,580 and 1,310,920 stock options, respectively, to employees and directors under the 2015 Stock Option Plan. During the three and six months ended June 30, 2019, the Company awarded a total of 65,052 and 419,457 restricted stock units, respectively, to employees under the 2015 Stock Option Plan. During the three and six months ended June 30, 2019, there were no new stock options issued to non-employees under the 2015 Stock Option Plan.

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

Inducement Awards

In the three and six months ended June 30, 2019, the Company issued to two executives non-statutory stock options to purchase an aggregate of 338,750 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 58,125 units of the Company’s common stock, in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to such executive’s acceptance of an offer of employment with the Company in accordance with  Nasdaq Listing Rule 5635(c)(4). The stock options will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The restricted stock units will vest over a three-year period, with 33% of the restricted stock units vesting on the first anniversary, 33% of the restricted stock units vesting on the second anniversary, and the remaining restricted stock units vesting on the third anniversary.

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$3,256	$1,332	$4,671	$2,530
General and administrative	1,998	6,782	4,100	7,906
Total stock-based compensation expense	$5,254	$8,114	$8,771	$10,436

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$4,528	$7,902	$7,304	$9,868
Restricted stock awards and units	668	163	1,351	457
Employee stock purchase plan awards	58	49	116	111
Total stock-based compensation expense	$5,254	$8,114	8,771	10,436

During the six months ended June 30, 2019, the Company entered into a consulting agreement (the “Sah Agreement”) with Dr. Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer, pursuant to which Dr. Sah has agreed to provide consulting and advisory services, including but not limited to scientific guidance in connection with certain of the Company’s collaborations and research and development programs for a three-year period which commenced on June 28, 2019. In accordance with its terms, the Sah Agreement triggered an equity modification resulting in the recognition of $2.2 million of stock-based compensation expense related to the non-substantice service period of the Sah Agreement.

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2019 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2018	—	—
Granted	419,457	$10.91
Vested	—	—
Forfeited	(16,675)	$9.09
Unvested restricted stock units as of June 30, 2019	402,782	$10.98

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the three and six months ended June 30, 2019 was $20.74 and $10.91 per share, respectively. The restricted stock units granted in the three and six months ended June 30, 2019 vest in equal amounts, annually over three years. There were no restricted stock units granted to employees in the three and six months ended June 30, 2018. The expense related to restricted stock units granted to employees was $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $3.6 million, which is expected to be recognized over the remaining average vesting period of 2.6 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2019:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2018	4,225,152	$15.91
Granted	1,310,920	$14.70
Exercised	(88,821)	$11.24
Cancelled or forfeited	(207,716)	$14.05
Outstanding at June 30, 2019	5,239,535	$15.76	8.3	$60,649
Exercisable at June 30, 2019	1,972,340	$13.87	7.2	$26,574
Vested and expected to vest at June 30, 2019	5,239,535	$15.76	8.3	$60,649

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three and six months ended June 30, 2019 was $14.61 and $9.79 per share, respectively. The expense related to options granted to employees and directors was $4.5 million and $7.3 million for the three and six months ended June 30, 2019, respectively.

The weighted-average fair value of options granted to employees and directors during the three and six months ended June 30, 2018 was $13.88 and $15.92 per share, respectively. The expense related to awards granted to employees and directors was $7.9 million and $9.8 million for the three and six months ended June 30, 2018, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.2%	2.8%	2.4%	2.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	75.1%	74.7%	75.1%	74.4%

There were no new equity awards granted to non-employees during the three and six months ended June 30, 2019. The expense related to stock option awards previously granted to non‑employees was $0.1 million for the three and six months ended June 30, 2019. The expense related to awards previously granted to non-employees was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $30.5 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

11. Income taxes

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

For the three and six months ended June 30, 2019 and 2018, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities.

12. Net income (loss) per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to include them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested restricted common stock awards	235,294	347,724	235,294	347,724
Unvested restricted common stock units	154,781	—	402,782	—
Outstanding stock options	4,157,197	6,700,282	5,239,535	6,700,282
Total	4,547,272	7,048,006	5,877,611	7,048,006

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Numerator:
Net income (loss)	$11,153	$(25,541)	$(16,017)	$(45,468)
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	36,610,918	31,976,922	34,990,989	31,868,995
Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	36,610,918	31,976,922	34,990,989	31,868,995
Common stock options and restricted stock units	1,330,339	—	—	—
Weighted average shares and conversions	37,941,257	31,976,922	34,990,989	31,868,995

Basic net loss per share for the six months ended June 30, 2019 and 2018, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations.

13. Related-party transactions

During the three and six months ended June 30, 2019 and 2018, the Company received consulting and management services from one of its investors. The total amount of the services provided by this investor was de minimis during the three and six months ended June 30, 2019 and 2018.

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

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial scale. In addition to our capsid optimization efforts, we leverage novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of our AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. We believe we can achieve this directly, with targeted infusions to discrete regions of the brain or spinal cord, or systemically, in conjunction with our novel capsids.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme, AbbVie, and Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our collaboration with AbbVie focusing on tau-related diseases, or the AbbVie Tau Collaboration, which commenced in February 2018, our collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019, and our collaboration with Neurocrine Biosciences, or the Neurocrine Collaboration, which commenced in March 2019.

Our pipeline of gene therapy programs is summarized in the table below:

Program	Preclinical/Lead Candidate Selection	Phase 1	Phase 2-3
VY-AADC (1)	Parkinson's Disease		Neurocrine Biosciences Co-develop, co-commercialize
VY-HTT01	Huntington's Disease		
VY-SOD102 (2)	Monogenic form of ALS		
VY-FXN01 (1)	Friedreich's Ataxia	Neurocrine Biosciences Co-develop, co-commercialize	
Tau and Alpha-synuclein programs	Alzheimer's disease, PSP FTD, PD, synucleinopathies (3)	abbvie	
Early Pipeline	Undisclosed		

(1) Voyager has option to co-commercialize U.S. or grant Neurocrine global commercial rights (2) Voyager intends to seek a partner to advance (3) PSP = Progressive Supranuclear Palsy, FTD = Frontotemporal Dementia, PD=Parkinson's disease

Our pipeline consists of programs for severe neurological indications, including Parkinson’s disease; Huntington’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Friedreich’s ataxia; tau-related diseases including Alzheimer’s disease, frontotemporal dementia, or FTD, and progressive supranuclear palsy, or PSP; and alpha-synuclein related diseases for Parkinson’s disease and other synucleinopathies. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for certain of our product candidates in the United States, Europe, and Japan.

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

Biomarker data collected during the RESTORE-1 Phase 2 trial will include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC, and measurements of AADC enzyme expression and activity in the putamen measured by PET using 18F-DOPA. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

Preclinical Pipeline Programs

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Huntington’s disease, ALS, Friedreich’s ataxia, tau-related neurodegenerative diseases, and diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies. If preclinical studies prove successful, we plan to file investigational new drug, or IND, applications for our Huntington’s disease program during 2019.

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to VY-HTT01, or the Huntington’s Program, VY-FXN01, or the Friedreich’s ataxia Program and an unnamed future program to be designated by Sanofi Genzyme, or the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective proof of principle human clinical studies, or POP Studies. As a result, we gained worldwide rights to the Huntington's Program and ex-U.S. rights to the Friedreich's ataxia program. The ex-U.S. rights to the Friedreich’s ataxia Program have been, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. Additionally, we and Sanofi Genzyme entered into the Amended and Restated Option and License Agreement related to AAV capsids, or the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme obtains exclusive option rights to select up to two novel AAV capsids owned or controlled by us for exclusive use for up to an aggregate of two non-central nervous system, or non-CNS indications.

Under the Sanofi Genzyme Termination Agreement, we paid Sanofi Genzyme $10.0 million up-front and have agreed to pay Sanofi Genzyme a $10.0 million milestone payment within fifteen days of the filing of an IND application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program, which we refer to as a Post-Termination HD Product. We have agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (x) the filing of an IND application for a Post-Termination HD Product or (y) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the Friedreich’s ataxia Program, which we refer to as Post-Termination FA Products, that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. We have also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, we had rights to certain in-kind services. As of the date of the Sanofi Genzyme

Termination Agreement, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an AAV capsid and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 and early 2019, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time infusion after laminectomy to the cervical region of the spinal cord. Preclinical data previously reported included significant reductions of SOD1 mRNA throughout the spinal cord of the Göttingen mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This novel delivery approach with VY-SOD102 yielded well-tolerated and significant reduction of SOD1 mRNA throughout the spinal cord at four weeks post-dosing. In June 2019 in connection with the restructuring of our gene therapy relationship with Sanofi Genzyme, we decided to reallocate resources to our Huntington’s Program and new discovery efforts. We intend to seek a partner to advance our preclinical program for SOD1 ALS and no longer expect to file an IND application for VY-SOD102 in 2019.

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

We have incurred significant operating losses since our inception. Our net losses were $16.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $285.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing and dosing and delivery techniques;
●	work with our collaborative partner, Neurocrine to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;

●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2019, we recognized $31.6 million of collaboration revenue from the Sanofi Genzyme Collaboration, $4.9 million of collaboration revenue from the AbbVie Tau Collaboration, $0.4 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, and $14.4 million of collaboration revenue from the Neurocrine Collaboration.

For the foreseeable future, we expect substantially all of our revenue will be generated from our existing collaboration agreements with AbbVie and Neurocrine, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our programs and gene therapy platform, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs of funding research performed by third parties that conduct research and development, preclinical activities, manufacturing and production design on our behalf;
●	the cost of purchasing lab supplies and non-capital equipment used in designing, developing and manufacturing preclinical study materials;

●	consultant fees;
●	facility costs including rent, depreciation and maintenance expenses; and
●	fees for maintaining licenses under our third-party licensing agreements.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

●	successful enrollment in and completion of clinical trials;
●	establishing an appropriate safety profile;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	receipt of marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	continued acceptable safety profiles of the products following approval; and
●	retention of key research and development personnel.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support the Phase 1b clinical trial and the separate Phase 1 trial exploring a posterior delivery approach and continue to enroll the RESTORE-1 Phase 2 clinical trial of VY-AADC as a treatment for Parkinson’s disease, and move our other product candidates into clinical trials and identify potential new product candidates. Additionally, we expect research and development costs associated with activities under our strategic collaborations to increase. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the RESTORE-1 Phase 2 clinical trial of VY-AADC, the expanded efforts in connection with our strategic collaborations, and the ongoing research and development activities and initiation of clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, business development activities, and investor relations costs.

Other Income

Other income consists primarily of interest income on our marketable debt securities and the gain on the equity securities investment in MRIC.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on our consolidated financial statements.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$46,087	$2,575	$43,512
Operating expenses:
Research and development	28,576	16,507	12,069
General and administrative	8,322	11,762	(3,440)
Total operating expenses	36,898	28,269	8,629
Other income, net:
Interest income	2,097	870	1,227
Other expense	(133)	(717)	584
Total other income, net	1,964	153	1,811
Net Income (loss)	11,153	(25,541)	36,694

Collaboration Revenue

Collaboration revenue was $46.1 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively. The increase in collaboration revenue in the three months ended June 30, 2019 was primarily a result of the termination of the Sanofi Genzyme Collaboration in June 2019. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and expect to pay an additional $10.0 million within fifteen days of the filing of an IND application for a Post-Termination HD Product. We recognized $30.2 million of revenue related to the Sanofi Genzyme Collaboration in the three months ended June 30, 2019. This amount includes $1.5 million related to research services provided prior to the termination date and $48.7 million of deferred revenue remaining under the agreement at the termination date. These amounts were offset by the $20.0 million to be paid to Sanofi Genzyme.

During the three months ended June 30, 2019, collaboration revenue also included $3.2 million related to research services from the AbbVie Tau Collaboration, $0.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $12.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended June 30, 2018, collaboration revenue included $0.7 million related to the Sanofi Genzyme Collaboration and $1.9 million related to research services on the AbbVie Tau Collaboration. No amounts were recognized related to the Neurocrine Collaboration Agreement or the AbbVie Alpha-Synuclein Collaboration Agreement in the three months ended June 30, 2018.

Research and Development Expense

Research and development expense increased by $12.1 million from $16.5 million for the three months ended June 30, 2018, to $28.6 million for the three months ended June 30, 2019. The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018, together with the change in those items in dollars:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
External research and development expenses	$14,094	$7,768	$6,326
Employee and consultant related expenses	10,007	6,318	3,689
Facility and other expenses	4,308	2,207	2,101
License fees	167	214	(47)
Total research and development expenses	$28,576	$16,507	$12,069

The increase in research and development expense for the three months ended June 30, 2019 was primarily attributable to the following:

●	approximately $6.5 million for increased external research and development costs, offset by approximately $0.2 million for increased in-kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration;
●	approximately $3.7 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount to support our program pipeline, in addition to the one-time recognition of $2.2 million of stock-based compensation related to Dr. Sah’s retirement agreement; and
●	approximately $2.1 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street.

General and Administrative Expense

General and administrative expense decreased by $3.5 million from $11.8 million for the three months ended June 30, 2018 to $8.3 million for the three months ended June 30, 2019. The decrease in general and administrative expense was primarily attributable to:

●	a $3.4 million reduction for decreased compensation costs associated with the one-time recognition of $5.4 million of stock-based compensation related to the retirement agreement of our former President and Chief Executive Officer, Dr. Steven M. Paul, during the three months ended June 30, 2018, offset by an increase in administrative function headcount.

Other Income, net

Interest and other income of approximately $2.0 million and $0.2 million was recognized during the three months ended June 30, 2019 and 2018, respectively, related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of MRIC.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$51,284	$3,517	$47,767
Operating expenses:
Research and development	53,407	31,360	22,047
General and administrative	17,981	18,945	(964)
Total operating expenses	71,388	50,305	21,083
Other income, net:
Interest income	3,242	1,458	1,784
Other income (expense)	845	(318)	1,163
Total other income, net	4,087	1,140	2,947
Loss before income taxes	(16,017)	(45,648)	29,631
Income tax benefit	—	180	(180)
Net loss	$(16,017)	$(45,468)	$29,451

Collaboration Revenue

Collaboration revenue was $51.3 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in collaboration revenue in the six months ended June 30, 2019 was primarily a result of the termination of the Sanofi Genzyme Collaboration in June 2019. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and expect to pay an additional $10.0 million within fifteen days of the filing of an IND application for a Post-Termination HD Product. We recognized $31.6 million of revenue related to the Sanofi Genzyme Collaboration in the six months ended June 30, 2019. This amount includes $2.9 million related to research services provided prior to the termination date and $48.7 million of deferred revenue remaining under the agreement at the termination date. These amounts were offset by the $20.0 million to be paid to Sanofi Genzyme.

During the six months ended June 30, 2019, collaboration revenue also included $4.9 million related to research services from the AbbVie Tau Collaboration, $0.4 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $14.4 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the six months ended June 30, 2018, collaboration revenue included $1.2 million related to the Sanofi Genzyme Collaboration and $2.3 million related to research services on the AbbVie Tau Collaboration. No amounts were recognized related to the Neurocrine Collaboration Agreement or the AbbVie Alpha-Synuclein Collaboration Agreement in the six months ended June 30, 2018.

Research and Development Expense

Research and development expense increased by $22.0 million from $31.4 million for the six months ended June 30, 2018, to $53.4 million for the six months ended June 30, 2019. The following table summarizes our research and development expenses, for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
External research and development expenses	$27,542	$14,790	$12,752
Employee and consultant related expenses	17,931	12,110	5,821
Facility and other expenses	7,616	4,088	3,528
License fees	318	372	(54)
Total research and development expenses	$53,407	$31,360	$22,047

The increase in research and development expense for the six months ended June 30, 2019 was primarily attributable to the following:

●	approximately $13.2 million for increased external research and development costs, offset by approximately $0.4 million for increased in-kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration;
●	approximately $5.8 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount to support our program pipeline, in addition to the one-time recognition of $2.2 million of stock-based compensation related to Dr. Sah’s retirement agreement; and
●	approximately $3.5 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street.

General and Administrative Expense

General and administrative expense decreased by $0.9 million from $18.9 million for the six months ended June 30, 2018 to $18.0 million for the six months ended June 30, 2019. The decrease in general and administrative expense was primarily attributable to the following:

●	approximately $2.3 million for decreased compensation costs associated with the one-time recognition of $5.4 million of stock-based compensation related to the retirement agreement of our former President and Chief Executive Officer, Dr. Steven M. Paul, during the six months ended June 30, 2018, offset by the increase in administrative function headcount; offset by
●	approximately $1.3 million for legal costs including amounts incurred in connection with our strategic collaborations and intellectual property related expenses.

Other Income, net

Interest and other income of approximately $4.1 million and $1.1 million was recognized during the six months ended June 30, 2019 and 2018, respectively, related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of MRIC.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, the Sanofi Genzyme Collaboration which commenced in February 2015 and was terminated in June 2019, the AbbVie Tau Collaboration which commenced in February 2018, the AbbVie Alpha-Synuclein Collaboration which commenced in February 2019, and the Neurocrine Collaboration, which commenced in March 2019.

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

As of June 30, 2019, we had cash, cash equivalents, and marketable debt securities of $327.5 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$93,605	$26,108
Investing activities	(139,549)	(970)
Financing activities	78,970	2,946
Net increase in cash, cash equivalents, and restricted cash	$33,026	$28,084

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $93.6 million during the six months ended June 30, 2019 compared to $26.1 million of cash provided by operating activities during the six months ended June 30, 2018. Cash provided by operating activities during the six months ended June 30, 2019 was primarily due to an increase in deferred revenue of $106.1 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, offset by $16.0 million of net loss adjusted for non-cash items. Cash provided by operating activities during the six months ended June 30, 2018 was primarily due to an increase in deferred revenue of $65.5 million from the upfront payment related to the AbbVie Tau Collaboration, offset by $45.5 million of net loss adjusted for non-cash items.

Net Cash Used in Investing Activities

Net cash used in investing activities was $139.5 million during the six months ended June 30, 2019 compared to $1.0 million of cash used in investing activities during the six months ended June 30, 2018. The increase in cash used in investing activities for the six months ended June 30, 2019 was primarily due to purchases of $314.4 million of marketable securities and $3.2 million for purchases of property and equipment, offset by $177.8 million of proceeds from maturities of marketable securities. The cash used in investing activities for the six months ended June 30, 2018 was primarily due to $205.0 million for purchases of marketable securities and $3.0 million for purchases of property and equipment, offset by $207.0 million of proceeds from maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $79.0 million during the six months ended June 30, 2019, primarily from the issuance of 4,179,728 shares to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options. Net cash provided by financing activities was $2.9 million during the six months ended June 30, 2018, primarily from proceeds of exercises of stock options.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in MRIC;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as V-TAG;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our collaboration agreements, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development transactions to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Neurocrine Collaboration

In January 2019, we entered into a collaboration agreement with Neurocrine, or the Neurocrine Collaboration Agreement, for the research, development and commercialization of four programs including our Parkinson’s disease program, or AADC Program, our Friedreich’s ataxia program, or FA Program, and two programs, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective on March 11, 2019 following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of customary closing conditions. Under the terms of the agreement, we received an upfront payment of $165.0 million, inclusive of $50.0 million for the sale of 4,179,728 shares of our common stock to Neurocrine, and we may receive future development and regulatory milestone payments and royalties. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we gained worldwide rights to the VY-HTT01 Huntington's disease program and ex-U.S. rights to the VY-FXN01 Friedreich's ataxia program. The ex-U.S. rights to VY-FXN01 were subsequently transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to VY-FXN01 from us to Neurocrine, we and Neurocrine amended the Neurocrine Collaboration Agreement and we received a $5.0 million payment from Neurocrine. We will use commercially reasonable efforts to develop the products in each of these programs. Neurocrine will be responsible for all costs incurred by us in conducting these activities for each program, in accordance with an agreed budget.

Under the terms of the agreement for the AADC Program, Neurocrine will fund the clinical development of the RESTORE-1 Phase 2 clinical trials for VY-AADC. After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC with Neurocrine in the U.S. under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the U.S. under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the agreement for the two Discovery Programs, Neurocrine will fund the development of those programs and we have the right to earn milestone payments and royalties based on global sales.

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

Termination of the Sanofi Genzyme Collaboration Agreement

On June 14, 2019, we and Sanofi Genzyme executed the Sanofi Genzyme Termination Agreement to terminate the Sanofi Genzyme Collaboration Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme has relinquished its rights to its exclusive license options to the Huntington’s Program, Friedreich’s ataxia Program and the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, we gained worldwide rights to the Huntington's Program and ex-U.S. rights to the Friedreich's ataxia Program. The ex-U.S. rights to the Friedreich’s ataxia Program have been, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. Additionally, we and Sanofi Genzyme entered into the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme has obtained exclusive option rights to exclusively license select novel AAV capsids owned or controlled by us for exclusive use for up to two non-CNS indications.

Under the Sanofi Genzyme Termination Agreement, we paid Sanofi Genzyme $10.0 million up-front and have agreed to pay Sanofi Genzyme a $10.0 million milestone payment within fifteen days of the filing of an IND application for a Post-Termination HD Product. We have agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (x) the filing of an IND application for a Post-Termination HD Product or (y) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to Post-Termination FA Products that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. We have also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, we had rights to certain in-kind services. As of the termination date, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

During the capsid evaluation period, we have granted Sanofi Genzyme a non-exclusive license to the capsid intellectual property to conduct evaluation studies. In addition, Sanofi Genzyme is able to evaluate up to two additional capsids for a low six-figure payment per additional capsid. We are not obligated to perform any additional research on the capsids. Sanofi Genzyme shall have the right to obtain an exclusive license for up to two capsids, each in a specified non-CNS indication. At its discretion, Sanofi Genzyme may exercise both its options for the same capsid for different specified non-CNS indications. Upon its exercise of each option, Sanofi Genzyme has agreed to pay us a $1.0 million option exercise fee. Under the Amended Capsid Agreement, we are also entitled to receive potential development and regulatory milestone payments upon the achievement of certain milestone events for products containing licensed capsids, which we refer to as the Licensed Products, of up to an aggregate of $15.0 million per Licensed Product. In addition, for each specified indication, Sanofi Genzyme has agreed to pay us a one-time sales milestone payment of $20.0 million, if aggregate worldwide net sales for all Licensed Products for such specified indication surpass a specified amount, and low-to-mid single-digit tiered royalty payments on worldwide net sales of Licensed Products, on a Licensed Product-by-Licensed Product basis.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2019:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$48,586	$2,756	$12,098	$12,835	$20,897
(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non-cancelable operating leases that expire in November 2026.

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

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

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

EGCs are also permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis; (iii) reduced disclosure obligations regarding executive compensation; and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2019.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were $16.0 million and $45.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $285.1 million.

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

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing and dosing and delivery techniques;
●	work with our collaborative partner Neurocrine to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if:

●	we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs or to use companion devices required in such clinical programs; or
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY-AADC, which we have the option to co-commercialize with Neurocrine in the United States, is being evaluated in the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

●	completing preclinical and clinical development of our product candidates and any required companion devices and identifying new product candidates;
●	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;
●	launching and commercializing product candidates for which we obtain regulatory and marketing approval by establishing a sales, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

●	obtaining and maintaining adequate coverage and reimbursement by government and third-party payors for our product candidates if and when approved;
●	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
●	establishing and maintaining supply and manufacturing relationships with third parties that have the financial, operating and technical capabilities to provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our product candidates, if and when approved;
●	obtaining an adequate level of market acceptance of our product candidates as a viable treatment option;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
●	obtaining, maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	avoiding and defending against third-party claims of interference or infringement; and
●	attracting, hiring and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other regulatory authorities to redesign or modify preclinical studies or clinical trials or to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2019, our cash, cash equivalents, and marketable debt securities were $327.5 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to the Neurocrine Collaboration Agreement, will enable us to fund our operating expenses and capital expenditure requirements into mid-2022.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc., or MRIC;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as V-TAG;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestones or royalty payments under our collaboration agreements will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. Only two AAV gene therapy products have been approved in the United States. In Europe, only two AAV gene therapy products have been approved.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark Therapeutics, or Spark, for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. The FDA has also approved two non-AAV gene therapy products, Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia and Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma. In Europe, two AAV gene therapy products, Glybera by uniQure N.V., or uniQure, and Luxturna by Spark, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market. The European Commission also has approved four non-AAV gene therapy products, Strimvelis by Orchard Therapeutics (Netherlands) BV, Kymriah, Yescarta, and ZYNTEGLO by bluebird bio for a form of transfusion-dependent β-thalassemia.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC and the design of our proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC. In connection with our Neurocrine Collaboration Agreement, we have agreed to transfer sponsorship of the VY-AADC clinical program to Neurocrine, which required the related investigational new drug, or IND, application to be transferred to Neurocrine. The transition process will require additional regulatory filings with and review by the FDA and may lead to modification of the clinical VY-AADC protocol and to additional costs or delays in the VY-AADC clinical program. We and Neurocrine are currently evaluating the written feedback received from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested. Finalization of our clinical plans using this FDA guidance may lead to further modification of the clinical VY-AADC protocol and to additional costs or delays in the VY-AADC clinical program.

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

Results from preclinical studies and early-stage clinical trials may not be indicative of efficacy in late-stage clinical trials.

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

There is a high failure rate for product candidates proceeding through preclinical studies and clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage clinical trials. If a larger population of patients does not experience positive results, if these results are not reproducible, or if our products show diminishing activity over time, our products may not receive approval from the EMA or the FDA. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may encounter regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product development. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our products in late-stage clinical trials with larger patient populations could harm our business and we may never succeed in commercialization or generating product revenue.

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

In a separate Phase 1 clinical trial, we are utilizing posterior, or back of the head, delivery of VY-AADC into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated to date with no reported serious adverse events, or SAEs.

Due to the nature of the techniques used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of statistically significant or durable clinical benefit. For example, physicians may use cannulas, which are small tubes, of differing lengths in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which we have selected as the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial. Further, use of a posterior approach may not generate outcomes that are clinically superior to the outcomes achieved with a transfrontal approach.

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

We may in the future conduct, and intend to conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct, one or more of our clinical trials or include sites in current or future clinical trials outside the United States. We may include international sites in the RESTORE-1 Phase 2 clinical trial. The transfer of sponsorship of the VY-AADC clinical program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any international sites. Any sponsorship transition could require additional regulatory filings with and review by regulatory officials, and may lead to additional costs or delays in the initiation of the RESTORE-1 Phase 2 clinical trial and the enrollment of patients in those international sites.

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

Other risks inherent in conducting international clinical trials or using international trial sites include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
●	failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
●	political and economic risks relevant to foreign countries.

We may encounter substantial delays or difficulties in commencement, enrollment or completion of our clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical programs.

We have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC clinical program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any sites. Any sponsorship transition could require additional regulatory filings with and review by the FDA, EU, or other regulatory officials, and may lead to additional costs or delays in the initiation of the RESTORE-1 Phase 2 clinical trial in those sites.

The RESTORE-1 Phase 2 clinical trial of VY-AADC is being conducted at several locations. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a BLA filing or approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the

FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological diseases;
●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, which may be particularly difficult for the VY-AADC RESTORE-1 Phase 2 and RESTORE-2 Phase 3 clinical trials as we have historically used, and expect to use, the ClearPoint System, which is only available at a small number of academic medical centers in the United States;
●	the ability to commercially launch V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

Further, we plan to seek marketing approvals in the United States, the European Union and other jurisdictions, which may require that we conduct clinical trials in foreign countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with clinical research organizations, or CROs, and physicians;
●	different standards for the conduct of clinical trials;
●	absence in some countries of established groups with sufficient regulatory expertise for review of AAV gene therapy protocols;
●	our inability to locate qualified local partners or collaborators for such clinical trials; and
●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities or collaborators on trial design;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites or our decision or the requirement of regulators or institutional review boards to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	failure by us, our collaborative partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
●	failure by us, our collaborative partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in the RESTORE-1 Phase 2 clinical trial in Parkinson’s disease associated with the commercial availability of V-TAG;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial at a rate higher than we anticipate;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	receipt of negative or inconclusive clinical trial results;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	the cost of clinical trials of our product candidates may be greater than we anticipate.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

In past clinical trials that were conducted by others with non-AAV gene therapy vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If our vectors demonstrate a similar adverse effect, or other adverse effects, we may be required to halt or delay further clinical development of our product candidates or withdraw the product from the market post-approval. For example, in a recently published review of patients with hepatocellular carcinomas, it was shown that a small subset contained an integrated genome sequence of wild-type AAV2 and it was suggested that AAV2 may be associated with insertional oncogenesis.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC and VY-HTT01 will be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC. In the RESTORE-1 Phase 2 clinical trial of VY-AADC, we are using the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC. In the Phase 2 and future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with MRIC. For VY-SOD102 in the treatment for ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

If in the future we are unable to demonstrate that such side effects were caused by the administration process or related procedures or are unable to modify the trial protocol adequately to address such side effects, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. For products that “knock down” or reduce the amount of a gene or its encoded protein, their effects on other parts of the body, or “off target” effects, could result in unforeseen toxicity. Even if we are able to demonstrate that any future SAEs are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks. Such REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners or the limitation of the use of the product to specifically trained neurosurgeons and/or certain centers. Furthermore, adverse events which were initially considered unrelated to the study treatment of the clinical trial may later be found to be caused by the study treatment. If we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;

●	regulatory authorities may require additional warnings on the label;
●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug or biological product if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biological product will be recovered from sales in the United States. We have received feedback from the FDA that VY-AADC for the treatment of Parkinson’s disease does not qualify for orphan disease designation because the potential for its use in earlier stages of Parkinson’s disease exceeds the 200,000 patient population criterion in the United States. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. We have received feedback from the Committee for Orphan Medicinal Products that orphan designation likely would not be granted for VY-AADC in Parkinson’s disease since the Committee does not grant such status for products targeting more severe stages of a disease.

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

We believe that all of our current programs may qualify for orphan drug designation except for VY-AADC for Parkinson’s disease. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the latter drug or biological product is not the same drug or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

●	the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
●	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
●	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A potential breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have sought and may in the future seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our other product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that a product candidate that received RMAT designation no longer meets the conditions for designation.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidate.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. VY-AADC has been granted fast track designation by the FDA. We may seek such a designation for our other product candidates. A fast track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. Thus, fast track products may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from a product candidate’s clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the submission fee to obtain U.S. marketing approval is more than $2.0 million, and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Additionally, in July 2018, we received 510(k) regulatory clearance of V-TAG, our potential delivery device, from the Center for Devices and Radiological Health of the FDA, or CDRH. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices. We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, for example, we entered into a master services and supply agreement with MRIC which provides for MRIC to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to MRIC. MRIC has sole responsibility for regulatory compliance related to V-TAG.

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

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storing, advertising, promoting, sampling, record-keeping and submitting safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:

●	issue a warning letter asserting that we are in violation of the law;
●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending BLA or comparable foreign marketing application, or any supplements thereto, submitted by us or our strategic partners;
●	restrict the marketing or manufacturing of the product;
●	seize or detain the product or otherwise require the withdrawal of the product from the market;
●	refuse to permit the import or export of products; or
●	refuse to allow us to enter into supply contracts, including government contracts.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), Apic Bio, Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis in 2018), Axovant Sciences Ltd., GenSight Biologics SA, Homology Medicines, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., Neurogene, Inc., NightstaRx Ltd (acquired by Biogen, Inc., or Biogen in 2019), Passage Bio, Inc., Pfizer, Prevail Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (which has agreed to be acquired by F. Hoffmann-La Roche Ltd., or Roche, following completion of shareholder and regulatory approvals), StrideBio, Inc., and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	VY-SOD102 for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis Pharmaceuticals, Inc., or Ionis, and gene therapies being developed by AveXis (acquired by Novartis in 2018) and Apic Bio;

●	VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Agilis Biotherapeutics, LLC (acquired by PTC Therapeutics, Inc. in 2018), StrideBio, Inc. in collaboration with Takeda Pharmaceuticals, and BMN 290 being developed by BioMarin Pharmaceutical Inc.;
●	VY-HTT01 for Huntington’s disease will potentially compete with RG6042 (IONIS-HTTRx) being developed by Roche in collaboration with Ionis, WVE-120101 and WVE-120102 being developed by WAVE Life Sciences in collaboration with Takeda Pharmaceuticals, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Shire plc, and gene therapies being developed by uniQure and Spark;
●	Our Tau program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie Inc., Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and
●	Our alpha-synuclein program for synucleinopathies, including Parkinson’s disease, Lewy Body Dementia, and multiple system atrophy, will potentially compete with alpha-synuclein antibodies being developed by Roche in collaboration with Prothena Corporation, Biogen in collaboration with Neurimmune AG, AstraZeneca in collaboration with Takeda, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the Phase 1b, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC, have used and are using the ClearPoint System from MRIC.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries, including recent transactions involving a number of gene therapy companies, may result in even more resources being concentrated among a smaller number of competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative agreements with large and established companies. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than us or may obtain orphan drug or other marketing exclusivity, which could result in our competitors establishing a strong market position before we are able to enter the market or reducing the number of available subjects for enrollment in our clinical trials to support regulatory submissions and approvals of our product. Additionally, technologies developed or acquired by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and registering patients for clinical trials.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials or manufacturing control requirements. In many countries outside the United States, a product candidate must be separately approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit a marketing authorization application to EMA for approval of our product candidates in the European Union but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Risks Related to Third Parties

To date, all of our revenue has been derived from our collaborations with Sanofi Genzyme, AbbVie, and Neurocrine. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to our Parkinson’s disease, Friedreich’s ataxia and Huntington’s disease programs and a future program, or the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s disease program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for our Parkinson’s disease program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option, or the Optioned Programs.

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme has relinquished its rights to its exclusive license options to the Huntington’s disease program, Friedreich’s ataxia program and the unnamed future program described above. We have been relieved of our obligations to perform the research and development services under those programs under the Sanofi Genzyme Collaboration Agreement. As a result, we gained worldwide rights to the Huntington's program and ex-U.S. rights to the Friedreich's ataxia program. The ex-U.S. rights to the Friedreich’s ataxia Program were, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. In connection with the Sanofi Genzyme Termination Agreement, we have also relinquished our rights to the spinal muscular atrophy program thereunder. As of the termination date, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

Under the AbbVie Tau Collaboration Agreement, we are obligated to use diligent efforts to conduct research and development activities, including IND-enabling and Phase 1 clinical trial activities, for which we are solely financially responsible. Our research and development activities in connection with this collaboration might not be successful. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. The AbbVie Tau Collaboration Agreement shall automatically terminate if AbbVie decides not to exercise one or more of its options prior to the expiration of the specified periods of the collaboration. If AbbVie does not exercise one or more of its options, we would have incurred significant research and development expenses but would not receive any future option exercise, milestone, or royalty payments under the collaboration.

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

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including our Parkinson’s disease program, or AADC Program, our Friedreich’s ataxia program, or FA Program, and two programs to be determined by us and Neurocrine at a later date, or the Neurocrine Discovery Programs. Under the terms of the agreement, we received an upfront payment of $165.0 million, inclusive of $50.0 million for 4,179,728 shares of our common stock, and may receive future development and regulatory milestones and royalties. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we and Neurocrine amended the Neurocrine Collaboration Agreement to facilitate the transfer of the ex-U.S. rights to VY-FXN01 which we acquired from Sanofi Genzyme to Neurocrine Biosciences. In connection with the amendment, we received a $5.0 million payment from Neurocrine.

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy Collaboration Products, under (i) the AADC Program, on a worldwide basis; (ii) the FA Program, on a worldwide basis; and (iii) each Neurocrine Discovery Program, on a worldwide basis.

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

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC, have used and are using the real-time, intra-operative, MRI imaging system known as the ClearPoint System. The ClearPoint System is manufactured by MRIC. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We and Neurocrine intend to use the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with MRIC, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

We have developed the Variable Trajectory Array Guide, or V-TAG, as our own real-time, intra-operative device that is compatible with MRI imaging and can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s disease program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the CDRH. There are additional steps needed in making this device available for use, including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

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

As of March 31, 2019, MRIC reported cash and cash equivalents of $2.5 million and junior secured debt totaling approximately $3.6 million, and also reported a net loss of $1.2 million for the three months ended March 31, 2019. MRIC has disclosed that it is not generating sufficient revenues from its operations to fund its activities, that it is dependent upon external sources for financing its operations, and that there is a risk that MRIC will be unable to obtain necessary financing to continue its operations. In April 2019, MRIC also acknowledged that its auditors in their report on MRIC’s consolidated financial statements for the year ended December 31, 2018 expressed substantial doubt regarding MRIC’s ability to continue as a going concern. If MRIC, or any potential successor to MRIC, is not able to meet its obligations under our agreement with MRIC, and if we are not able to arrange suitable alternative arrangements for the supply of the ClearPoint System or V-TAG, the use of the ClearPoint System and V-TAG in our clinical trials could be adversely affected, and our clinical trials, including the RESTORE-1 Phase 2 clinical trial, could be delayed. In such circumstance, our business, financial condition, results of operations and prospects could be materially harmed.

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

Our relationship with any future collaborators may pose several risks, including the following:

●	collaborators have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	the preclinical studies and clinical trials conducted as part of these collaborations may not be successful;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;
●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	the terms of our collaboration agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We and our third-party service providers are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of IND-enabling studies and clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites at which the FDA may determine that our clinical trials did not comply with GCPs. If we, our collaborators, or our third-party service providers fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we, our collaborators, or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

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

To date, our third-party manufacturers have met our quality standards for our program materials. The manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure by us or our contract manufacturing organizations to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical study. If we or our manufacturers were to fail to comply with the FDA, EMA, or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our potential future dependence upon others for the manufacture of our product candidates may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

Biological products are inherently difficult to manufacture. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Several of these raw materials, cells, and reagents are provided by a limited number of suppliers. Even though we aim to have backup supplies and suppliers of raw materials, cells, and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.

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

Delays in obtaining regulatory approval of our or our collaborators’ manufacturing processes and facilities or disruptions in such manufacturing processes may delay or disrupt our commercialization efforts. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product.

Before we can begin to commercially manufacture a product candidate in our own facility, or the facility of a collaborator, we must obtain regulatory approval from the FDA for our manufacturing process and our collaborator’s facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our or our collaborator’s manufacturing facility by the FDA and other relevant regulatory authorities before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

Failure to comply with ongoing regulatory requirements could cause us to suspend production or put in place costly or time-consuming remedial measures.

The regulatory authorities may, at any time, following approval of a product for sale, audit the manufacturing facilities for such product or institute biennial inspections. If any such inspection or audit identifies a failure to comply with applicable regulations, or if a violation of product specifications or applicable regulations occurs independent of such an inspection or audit, the relevant regulatory authority may require remedial measures that may be costly or time-consuming to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a manufacturing facility. Any such remedial measures imposed upon our third-party manufacturers, our collaborators, or us could harm our business, financial condition, results of operations and prospects.

If our third-party manufacturers, our collaborators, or we fail to comply with applicable cGMP regulations, FDA and foreign regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new product candidate or suspension or revocation of a pre-existing approval. Such an occurrence may cause our business, financial condition, results of operations and prospects to be harmed.

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

Our product candidates and our product delivery devices are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our product candidates and delivery devices, subjects us to manufacturing risks. While product candidate batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Our product candidates and delivery devices must be stored and transported at temperatures within a certain range and in sterile environments. If these temperature and environmental conditions deviate, the remaining shelf-life of a product candidate and utility of a device could be impaired or their efficacy and safety could be negatively impacted, making them no longer suitable for use.

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

The intellectual property related to the manufacture of biological products is complex. If we are unable to maintain control of manufacturing technology such as our trade secrets, or we are unable to protect ongoing improvements comprehensively and in a sufficient number of jurisdictions, it would impact our ability to produce products for commercial sale or product candidates for preclinical testing or clinical trials and our development timelines and operations timelines could be adversely affected.

Risks Related to Our Business Operations

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity, or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Although VY-AADC is currently in clinical development and our other product candidates are in preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, collaborators, and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to, collectively, as the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	new requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims act, and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to data privacy laws by both the federal government and the states in which we conduct our business. Such laws that may constrain the business or financial arrangements and relationships through which we conduct our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual for, or the purchase, recommendation, leasing or furnishing of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Further, the ACA amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. The ACA provided and recent government cases against pharmaceutical and medical device manufacturers support the view that federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may implicate the civil False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit a person from knowingly and willfully executing or attempting to execute a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;
●	federal transparency laws, including the federal Physician Payments Sunshine Act, which is part of the ACA, that requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to Center for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, by the 90th day of each subsequent calendar year, and disclosure of such information is made by CMS on a publicly available website; and
●	state and/or foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	loss of revenue;
●	substantial monetary awards to trial participants or patients;
●	significant time and costs to defend the related litigation;
●	withdrawal of clinical trial participants;
●	the inability to commercialize any product candidates that we may develop; and
●	injury to our reputation and significant negative media attention.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in the European Union, which is recovering from a severe economic crisis. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, known as the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2018, we had both federal and state net operating loss carryforwards of $162.9 million and $163.8 million, respectively, which expire beginning in 2033. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the TCJA, federal net operating losses incurred in 2018 and in subsequent years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the TCJA tax law. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to the Commercialization of Our Product Candidates

The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated prevalence range for the indications we are targeting has involved collating limited data from multiple sources. While we believe these sources are reliable, we have not independently verified the data.

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

To successfully commercialize any products that may result from our clinical development programs, we will need to further develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability.

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

Under our collaboration agreement with Neurocrine, Neurocrine will fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC. After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC with Neurocrine in the U.S. under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the U.S. under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

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

In the future, we may seek to enter into collaborations regarding other of our product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. We might face unforeseen costs and expenses associated with creating an independent sales and marketing organization. Our sales personnel might also face difficulties obtaining access to physicians or being able to persuade adequate numbers of physicians to use or prescribe our products or selling our products if we lack complementary products, which could disadvantage us compared to companies with more extensive product lines. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our potential products. If any of our product candidates is approved but fails to achieve market acceptance among physicians, patients, or third-party payors, we will not be able to generate significant revenues from such product, which could harm our business, financial condition, results of operations and prospects.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they receive regulatory approval. We expect that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Coverage and reimbursement by a third-party payor may depend upon several factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient and the indication;
●	convenient and easy-to-administer compared to alternative treatments;
●	cost-effective compared to alternative treatments; and
●	neither experimental nor investigational.

No uniform policy requirement for coverage and reimbursement for biopharmaceutical products exists among third-party payors. Therefore, coverage and reimbursement for such products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to each different payor supporting scientific, clinical and cost-effectiveness data, and to receive the support of medical associations and technology assessment committees. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment including our research, development, manufacture, sales, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved products. In the United States, third-party payors, including government payors such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare and Medicaid programs increasingly are used as models for how private payors and government payors develop their coverage and reimbursement policies. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

The CMS is responsible for determining whether a product should be approved for coverage and reimbursement under the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these types of products. Currently, no gene therapy product has been approved for coverage and reimbursement by the CMS. Moreover, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, especially given that the cost of our product candidates is likely to be very high and pricing of such products is highly uncertain.

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Payors increasingly are considering new metrics as the basis for reimbursement rates, such as average sales price, or ASP, average manufacturer price, or AMP, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug and device products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States, EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the support and acceptance of medical associations and technology assessment committees, physicians, patients and health care payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

●	the efficacy and safety of such product candidates as demonstrated in clinical trials;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the cost of treatment relative to alternative treatments;
●	the clinical indications for which the product candidate is approved by the FDA or the European Commission, or other regulatory authorities;
●	patient awareness of, and willingness to seek, genotyping;
●	the willingness of physicians to prescribe new therapies;
●	the willingness of physicians to undergo specialized training with respect to administration of our product candidates;
●	the willingness of the target patient population to try new therapies;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling or restrictions on the use of our products together with other medications;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;

●	the timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments; and
●	sufficient third-party payor coverage and reimbursement.

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

Gene therapy remains a novel technology, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using non-AAV gene therapy vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the European Union, a variety of risks associated with international operations could harm our business.

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

Further, in many of our license agreements we are responsible for bringing any actions against any third party for infringing on the patents we have licensed. Certain of our license agreements also require us to meet development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products and minimum yearly diligence obligations in developing and commercializing the product. Certain of our license agreements contain “no challenge” clauses which preclude and prevent us from taking any action to limit or narrow the intellectual property of a licensor. In some cases, these limitations extend to any intellectual property of our licensor and not just that which is licensed to us. Such constraints may limit our ability to develop or commercialize products or to expand such efforts beyond the scope of any license. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship or ownership of inventions and know-how resulting from the creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

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

Furthermore, the research resulting in certain of our licensed patent rights and technology was funded by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive, royalty-free license authorizing the U.S. government, or a third party on its behalf, to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government, or a third party on its behalf, of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some cases, we may be able to obtain patent protection, but such protections may expire before we commercialize the product protected by those rights, leaving us no meaningful protection for our products. In other cases, where our intellectual property is being managed by a third-party collaborator, licensee or partner, that third party may fail to act diligently in prosecuting, maintaining, defending or enforcing our patents. Such conduct may result in the failure to maintain or obtain protections, loss of rights, loss of patent term or, in cases where a third party has acted negligently or inequitably, patents being found unenforceable.

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

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, only upon issuance or not at all. Therefore, we cannot be certain that we, or a licensor, were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, respectively, or which entity was the first to file for patent protection until such patent application publishes or issues as a patent. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain.

Even if the patent applications we license or may own in the future do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

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

We may not be successful in obtaining necessary rights to our product candidates through acquisitions and in-licenses.

We currently have rights to certain intellectual property, through licenses from third parties, to develop our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business likely will depend, in part, on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical or technical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to develop our program.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensing partners to pay these fees due to patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, and may compromise the strength of other intellectual property in our portfolio. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

If one of our licensing partners or we initiate legal proceedings against a third party to enforce a patent covering our technology or one of our product candidates, the defendant could counterclaim that the patent covering such technology or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our technology or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates or our supporting technology. Such a loss of patent protection could harm our business.

In addition to the protection afforded by patents, we rely on trade secret protection, nondisclosure, and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. Some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, collaborators, contractors, and other third parties. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including ex parte re-examination, post grant review and inter partes review before the USPTO or foreign patent offices. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of the claim. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such asserted third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similar challenges exist in other jurisdictions. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

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

Many of our directors, employees, consultants, and advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that these individuals do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-inventor-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-inventor-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has promulgated regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-inventor-to-file provisions, became effective on March 16, 2013. The Leahy-Smith Act has resulted in an increased investment in filing applications earlier, and consequently has increased the uncertainties and costs surrounding the prosecution of our patent applications, and may increase the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

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

Moreover, although the Supreme Court has held that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents, which may cover non-gene therapy compounds, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended per FDA-approved product, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control decisions the licensor or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another licensee in addition to our own product candidate, we may not be able to obtain that extension if the other licensee seeks and obtains that extension first. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and such rights may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make gene therapy products that are similar to our product candidates but that are not covered by the claims of the patents that we own, license or may access in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent for certain inventions, trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy platform and pipeline, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC, Neurocrine Biosciences, Inc., Bellevue Asset Management AG, and Partner Fund Management, LLC, represent beneficial ownership, in the aggregate, of approximately 49% of our outstanding common stock as of June 30, 2019. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed a registration statement on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of August 9, 2019, $75.0 million in shares of common stock remained eligible for sale under the sales agreement. In January 2019, we executed a stock purchase agreement to sell common stock to Neurocrine for an aggregate purchase price of approximately $50.0 million.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From April 1, 2019 through June 30, 2019, the sales price of our common stock ranged from a high of $28.79 to a low of $18.73 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing any product candidates for which we obtain marketing approval;
●	regulatory action and results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;

●	the results of clinical trials of our product candidates;
●	the results of clinical trials of product candidates of our competitors;
●	the commencement, termination, and success of our collaborations, including the ability or willingness of our collaboration partners to fulfill their obligations to us;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies, the cost of commercializing such product candidates, and the cost of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

For so long as we remain an “emerging growth company,” or EGC, as defined in the JOBS Act, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these exemptions until we are no longer an EGC. We would cease to be an EGC upon the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, which is December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30th.

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

As a public company, and particularly after we are no longer an EGC or SRC, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that only one of three classes of members of the board is elected each year;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our amended and restated certificate of incorporation or bylaws.

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

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Retirement Agreement, by and between Voyager Therapeutics, Inc. and Dinah Sah, Ph.D., dated May 13, 2019.	8-K	10.01	5/21/2019	001-37625

10.2	Employment Agreement, by and between Voyager Therapeutics, Inc. and Omar Khwaja, M.D., Ph.D, dated May 20, 2019.					X

10.3†	Termination Agreement, by and between Voyager Therapeutics, Inc. and Genzyme Corporation, dated June 14, 2019.					X

10.4†	Amended and Restated Option and License Agreement, by and between Voyager Therapeutics, Inc. and Genzyme Corporation, dated June 14, 2019.					X

10.5	Amendment No. 1 to the Collaboration and License Agreement, by and between Voyager Therapeutics, Inc. and Neurocrine Biosciences, Inc., dated June 14, 2019.					X

10.6	Consulting Agreement, by and between Voyager Therapeutics, Inc. and Dinah Sah, Ph.D., dated June 28, 2019.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Document.					X

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Presentation Link Document.	X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Date: August 9, 2019	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)