Form 10-Q
period 2019-09-30
Voyager Therapeutics, Inc.
filed 2019-11-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒▪	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2019 was 37,073,347.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications, and obtain and maintain regulatory approvals for our product candidates, including our ability to file Investigational New Drug applications for our programs including VY-HTT01 for the treatment of Huntington’s disease, VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, and VY-FXN01 for the treatment of Friedreich’s ataxia;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our strategic collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine Biosciences, Inc., or Neurocrine, including the possibility and timing of AbbVie exercising its options to certain of our programs as specified in the applicable collaboration agreements;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on the posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 trial; and
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$82,640	$46,859
Marketable securities, current	224,760	108,947
Collaboration receivable	11,733	—
Unbilled receivable	2,300	—
Prepaid expenses and other current assets	6,164	6,675
Total current assets	327,597	162,481
Property and equipment, net	15,292	12,771
Deposits and other non-current assets	1,976	1,149
Marketable securities, non-current	2,024	628
Operating lease, right-of-use asset	29,331	—
Total assets	$376,220	$177,029
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,026	$1,038
Accrued expenses	16,588	9,788
Other current liabilities	3,016	—
Deferred revenue, current	56,542	20,847
Total current liabilities	80,172	31,673
Deferred revenue, non-current	155,093	92,199
Other non-current liabilities	32,799	6,711
Total liabilities	268,064	130,583
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2019 and December 31, 2018; 36,828,123 and 32,364,895 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	37	32
Additional paid-in capital	408,208	315,598
Accumulated other comprehensive loss	(15)	(133)
Accumulated deficit	(300,074)	(269,051)
Total stockholders’ equity	108,156	46,446
Total liabilities and stockholders’ equity	$376,220	$177,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenue	$20,433	$2,094	$71,717	$5,611
Operating expenses:
Research and development	29,777	16,632	83,184	47,991
General and administrative	8,463	6,609	26,444	25,554
Total operating expenses	38,240	23,241	109,628	73,545
Operating loss	(17,807)	(21,147)	(37,911)	(67,934)
Other income:
Interest income	1,823	942	5,065	2,399
Other income (expense), net	978	(84)	1,823	(402)
Total other income	2,801	858	6,888	1,997
Loss before income taxes	(15,006)	(20,289)	(31,023)	(65,937)
Income tax benefit	—	—	—	180
Net loss	$(15,006)	$(20,289)	$(31,023)	$(65,757)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(116)	(49)	118	(7)
Cumulative effect adjustment resulting from ASU No. 2016-01	—	—	—	120
Total other comprehensive (loss) income	(116)	(49)	118	113
Comprehensive loss	$(15,122)	$(20,338)	$(30,905)	$(65,644)
Net loss per share, basic and diluted	$(0.41)	$(0.63)	$(0.87)	$(2.06)
Weighted-average common shares outstanding, basic and diluted	36,742,993	32,191,475	35,581,408	31,977,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	31,572,044	$32	$295,019	$(287)	$(160,713)	$134,051
Vesting of restricted stock	145,829	—	3	—	—	3
Exercises of vested stock options	132,733	—	1,412	—	—	1,412
Issuance of common stock under ESPP	38,392	—	418	—	—	418
Stock-based compensation expense	—	—	2,260	—	—	2,260
Life-to-date cumulative catchup on equity securities	—	—	—	120	—	120
Unrealized gain on available-for-sale securities, net of tax	—	—	—	5	—	5
Modified retrospective adjustment to beginning accumulated deficit and deferred revenue resulting from ASU No. 2014-09	—	—	—	—	(20,050)	(20,050)
Net loss	—	—	—	—	(19,926)	(19,926)
Balance at March 31, 2018	31,888,998	$32	$299,112	$(162)	$(200,689)	$98,293
Vesting of restricted stock	61,632	—	3	—	—	3
Exercises of vested stock options	113,318	—	1,116	—	—	1,116
Stock-based compensation expense	—	—	8,065	—	—	8,065
Unrealized gain on available-for-sale securities, net of tax	—	—	—	37	—	37
Net loss	—	—	—	—	(25,541)	(25,541)
Balance at June 30, 2018	32,063,948	$32	$308,296	$(125)	$(226,230)	$81,973
Vesting of restricted stock	110,750	—	2	—	—	2
Exercises of vested stock options	114,048	—	945	—	—	945
Issuance of common stock under ESPP	20,954	—	424	—	—	424
Stock-based compensation expense	—	—	2,583	—	—	2,583
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(20,289)	(20,289)
Balance at September 30, 2018	32,309,700	$32	$312,250	$(174)	$(246,519)	$65,589

Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	31,360	1	283	—	—	284
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Stock-based compensation expense	—	—	3,459	—	—	3,459
Unrealized gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(27,170)	(27,170)
Balance at March 31, 2019	36,575,983	$37	$396,953	$(75)	$(296,221)	$100,694
Exercises of vested stock options	57,461	—	714	—	—	714
Issuance of common stock under ESPP	44,164	—	471	—	—	471
Stock-based compensation expense	—	—	5,196	—	—	5,196
Unrealized gain on available-for-sale securities, net of tax	—	—	—	176	—	176
Net income	—	—	—	—	11,153	11,153
Balance at June 30, 2019	36,677,608	$37	$403,334	$101	$(285,068)	$118,404
Exercises of vested stock options	150,515	—	1,608	—	—	1,608
Stock-based compensation expense	—	—	3,266	—	—	3,266
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(15,006)	(15,006)
Balance at September 30, 2019	36,828,123	$37	$408,208	$(15)	$(300,074)	$108,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net loss	$(31,023)	$(65,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	12,120	13,072
Depreciation	2,007	1,538
Amortization of premiums and discounts on marketable securities	(2,927)	(1,563)
In-kind research and development expenses	616	176
Other non-cash items	(1,810)	497
Changes in operating assets and liabilities:
Collaboration receivable	(11,733)	—
Unbilled receivable	(2,300)	—
Prepaid expenses and other current assets	52	(127)
Operating lease, right-of-use asset	2,092	—
Other non-current assets	(413)	(180)
Accounts payable	2,988	402
Accrued expenses	6,244	(3,306)
Operating lease liabilities	(1,860)	—
Lease incentive benefit	—	321
Deferred revenue	97,973	63,388
Net cash provided by operating activities	72,026	8,461
Cash flow from investing activities
Purchases of property and equipment	(4,342)	(3,782)
Proceeds from sale of equipment	171	—
Purchases of marketable securities	(409,068)	(274,381)
Proceeds from maturities of marketable securities	296,300	276,000
Net cash used in investing activities	(116,939)	(2,163)
Cash flow from financing activities
Proceeds from the exercise of stock options	2,606	3,472
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	77,617	—
Proceeds from the purchase of common stock under ESPP	471	842
Net cash provided by financing activities	80,694	4,314
Net increase in cash, cash equivalents, and restricted cash	35,781	10,612
Cash, cash equivalents, and restricted cash beginning of period	47,594	32,265
Cash, cash equivalents, and restricted cash end of period	$83,375	$42,877
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$357	$—
Impact of adopting new accounting standards	$—	$20,050

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

The Company’s business strategy focuses on discovering, developing, manufacturing, and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its collaboration with AbbVie Biotechnology Ltd (the “AbbVie Tau Collaboration”), its collaboration with AbbVie Ireland Unlimited Company (the “AbbVie Alpha-Synuclein Collaboration”), and its collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration”), and its collaboration with Sanofi Genzyme (the “Sanofi Genzyme Collaboration”) which was terminated in June 2019. The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industries, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary information and technology, protection against data breaches and other cybersecurity threats, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of September 30, 2019, the Company had an accumulated deficit of $300.1 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings, private placements of its equity securities, and funding from its collaborations.

Through September 30, 2019, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. The Company believes that its cash, cash equivalents, and marketable debt securities of $307.4 million as of September 30, 2019, as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration, are sufficient to meet its operating expenses and capital expenditure requirements into mid-2022. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaboration partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Recent Accounting Pronouncements Not Yet Adopted

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2019	(in thousands)
Money market funds included in cash and cash equivalents	$81,711	$81,711	$—	$—
Marketable securities:
U.S. Treasury notes	224,760	224,760	—	—
Equity securities	2,024	2,024	—	—
Total marketable securities	$226,784	$226,784	$—	$—
Warrants to purchase equity securities	648	—	648	—
Total	$309,143	$308,495	$648	$—
December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$46,173	$—	$—
Marketable securities:
U.S. Treasury notes	108,947	108,947	—	—
Equity securities	628	628	—	—
Total marketable securities	$109,575	$109,575	$—	$—
Warrants to purchase equity securities	234	—	234	—
Total	$155,982	$155,748	$234	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of September 30, 2019 and December 31, 2018 are as follows:

	As of September 30,	As of December 31,
	2019	2018
Risk-free interest rate	1.6%	2.5%
Expected dividend yield	—%	—%
Expected term (in years)	1.9	2.7
Expected volatility	70.1%	112.7%

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

All available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying investment. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, recognizes the unrealized loss through a charge to the Company’s condensed consolidated statement of operations and comprehensive loss. No other-than-temporary losses have been recognized.

Money market funds and marketable securities included the following at September 30, 2019 and December 31, 2018:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of September 30, 2019
Money market funds included in cash and cash equivalents	$81,711	$—	$—	$81,711
Marketable securities:
U.S. Treasury notes	224,647	113	—	224,760
Equity securities	1,220	804	—	2,024
Total marketable securities	$225,867	$917	$—	$226,784
Total money market funds and marketable securities	$307,578	$917	$—	$308,495
As of December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$—	$—	$46,173
Marketable securities:
U.S. Treasury notes	108,951	1	5	108,947
Equity securities	1,220	—	592	628
Total marketable securities	$110,171	$1	$597	$109,575
Total money market funds and marketable securities	$156,344	$1	$597	$155,748

All of the Company’s marketable debt securities at September 30, 2019, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$82,640	$46,859
Restricted cash included in deposits and other non-current assets	735	735
Total cash, cash equivalents, and restricted cash	$83,375	$47,594

5. Accrued expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 consist of the following:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Research and development costs	$8,982	$3,555
Employee compensation costs	4,588	3,780
Professional services	1,133	1,448
Accrued goods and services	1,646	784
Other	239	221
Total	$16,588	$9,788

6. Lease obligation

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

Operating Leases

In April 2014, the Company entered into an agreement to lease its 75 Sidney Street facility under a non-cancelable operating lease that would have expired, if not subsequently extended, on December 15, 2019. The lease includes two renewal options, each for five-year terms and at fair market value upon exercise. The lease contains escalating rent clauses which require higher rent payments in future years. The Company expenses rent on a straight-line basis over the term of the lease, including any rent-free periods.

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

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at September 30, 2019:

Total Minimum
Lease Payments
(in thousands)
2019 (remainder of year)	$1,377
2020	5,960
2021	6,138
2022	6,323
2023	6,512
2024+	20,897
Total future minimum lease payments	$47,207
Less: imputed interest	(12,393)
Total lease liability	$34,814
Reported as:
Other current liabilities	$3,016
Other non-current liabilities	31,798
Total lease liability	$34,814

During the three and nine months ended September 30, 2019, the Company incurred rent expense of $1.1 million and $4.1 million, respectively, for operating leases. During the three and nine months ended September 30, 2018, the Company incurred rent expense of $1.0 million and $2.8 million, respectively, for operating leases. As of September 30, 2019, the weighted average remaining lease term was 7.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

7. Other liabilities

As of September 30, 2019 and December 31, 2018, other current and non-current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Other current liabilities
Lease liability	3,016	—
Total other current liabilities	$3,016	$—

Other non-current liabilities
Lease liability	$31,798	$—
Deferred rent	—	5,710
Other	1,001	1,001
Total other non-current liabilities	$32,799	$6,711

8. Commitments and contingencies

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into a collaboration agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”), which included a non-refundable upfront payment of $65.0 million to the Company. In addition, contemporaneously with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement with the Company, under which Sanofi Genzyme purchased 10,000,000 shares of the Company’s Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value was accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

Under the Sanofi Genzyme Collaboration Agreement, the Company granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the following programs, which are referred to as “Split Territory Programs”; VY-AADC (“Parkinson’s Program”), VY-FXN01 (“FA Program”), a future program to be designated by Sanofi Genzyme (“Future Program”), and VY-HTT01 (“Huntington’s Program”) with an incremental option to co-commercialize VY-HTT01 in the United States and (ii) worldwide rights to VY-SMN101 (“Spinal Muscular Atrophy Program”). Sanofi Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof of principle human clinical study (“POP Study”), on a program-by-program basis.

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

Termination of Agreement

On June 14, 2019, the Company and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement (the “Sanofi Genzyme Termination Agreement”). Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, FA Program and the unnamed Future Program. The Company has been relieved of its obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, the Company gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. The ex-U.S. rights to the FA Program have been, in turn, transferred from the Company to Neurocrine Biosciences pursuant to the collaboration and option agreement with Neurocrine Biosciences. Additionally, the Company and Sanofi Genzyme entered into an Amended and Restated Option and License Agreement related to AAV capsids (the “Amended Capsid Agreement”). Under the Amended Capsid Agreement, Sanofi Genzyme has obtained exclusive option rights to exclusively license one or more select novel AAV capsids owned or controlled by the Company for exclusive use for up to two non-central nervous system (“non-CNS”) indications.

Sanofi Genzyme has granted the Company exclusive, irrevocable, perpetual, royalty-free, fully-paid sublicensable (through multiple tiers), non-transferable, worldwide licenses in Sanofi Genzyme’s interests in the collaboration technology generated under or used in the Huntington’s Program and the FA Program with respect to those programs pursuant to the Sanofi Genzyme Collaboration Agreement. In addition, Sanofi Genzyme has granted the Company non-exclusive, irrevocable, perpetual, royalty-free, fully-paid, sublicensable (through multiple tiers), non-transferable, worldwide licenses to the Sanofi Genzyme technology that was contributed to the Sanofi Genzyme

Collaboration Agreement and was used in the development or manufacture of product candidates prior to the termination date.

Under the Sanofi Genzyme Termination Agreement, the Company paid Sanofi Genzyme $10.0 million up-front and has agreed to pay Sanofi Genzyme a $10.0 million milestone within fifteen days of the filing of an investigational new drug (“IND”) application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program (a “Post-Termination HD Product”). The Company has agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (x) the filing of an IND application for a Post-Termination HD Product or (y) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program (the “Post-Termination FA Products”) that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. The Company has also agreed to pay low-single digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, the Company had rights to certain in-kind services. As of the termination date the Company waived its right to approximately $0.4 million in unused in-kind services, and the Company no longer has the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

The Sanofi Genzyme Termination Agreement includes the following performance obligations: (i) worldwide license to collaboration technology and Sanofi Genzyme technology for the development, manufacturing and commercialization of the Huntington’s Program and (ii) worldwide license to collaboration technology and Sanofi Genzyme technology for the development, manufacturing and commercialization for the FA Program. Such performance obligations were satisfied upon the Termination Date as control had transferred upon execution of the Sanofi Genzyme Termination Agreement. Therefore, the remainder of the transaction price under the Sanofi Genzyme Collaboration Agreement, which had not yet been recognized, was recognized as revenue upon the Termination Date.

The Company has recognized $28.7 million of revenue upon the Termination Date. This amount consists of $48.7 million of deferred revenue related to the original agreement as of the Termination Date, offset by (x) $10.0 million related to the fee paid by the Company to Sanofi Genzyme on the Termination Date, and (y) $10.0 million related to the milestone payment which the Company expects to pay to Sanofi Genzyme upon the potential filing of an IND for a product candidate in connection with the Huntington’s Program. The Company now anticipates, if current preclinical studies are successful, filing an investigational new drug (IND) application for VY-HTT01 for Huntington’s disease during the first half of 2020. This will allow the IND application to include one-year data from preclinical studies instead of the previously planned six-month data. Leveraging its related clinical experience in Parkinson’s disease, the Company still expects to screen and enroll the first patient in the planned clinical trial during 2020. The Company has constrained $10.0 million of the remaining deferred revenue balance at the Termination Date as it expects to pay the milestone payment related to the potential filing of an IND for a product candidate in connection with the Huntington’s Program in 2019. As a result, the Company will maintain a $10.0 million deferred revenue balance associated with the potential milestone payment. This deferral will be reversed upon payment of the milestone to Sanofi Genzyme. If the Company decides not to file an IND for a product candidate in connection with the Huntington’s Program, the Company will recognize that amount as revenue upon determining that the IND filing is no longer likely. The $20.0 million payable by the Company to Sanofi Genzyme is treated as consideration payable to a customer and therefore accounted for as a reduction of the transaction price.

During the three months ended September 30, 2019, the Company recognized $0.2 million of revenue related to in-kind services performed by Sanofi Genzyme under the collaboration. During the nine months ended September 30, 2019, the Company recognized $31.8 million of revenue related to research and development services, committee obligations performed, and the subsequent termination of the Sanofi Genzyme Collaboration. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $1.3 million, respectively, of revenue related to research and development services and committee obligations performed under the Sanofi Genzyme Collaboration. As of September 30, 2019, $10.0 million remains in deferred revenue in the accompanying condensed consolidated balance sheet.

Costs incurred relating to the programs that Sanofi Genzyme had the option to license under the Sanofi Genzyme Collaboration Agreement consisted of internal and external research and development costs, which primarily included: salaries and benefits, lab supplies and preclinical research studies. These costs were included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2019 and 2018.

AbbVie Tau Collaboration Agreement

Summary of Agreement

In February 2018, the Company entered into an exclusive collaboration and option agreement (the “AbbVie Tau Collaboration Agreement”) with AbbVie for the research, development and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the AbbVie Tau Collaboration Agreement, the Company and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. The collaboration is comprised of a research period (the “Research Period”), a development period (the “Development Period”), and an exclusive license option (the “License Option”). The AbbVie Tau Collaboration Agreement included a non-refundable upfront payment to the Company of $69.0 million for services during the Research Period.

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

During the three and nine months ended September 30, 2019, the Company recognized $3.2 million and $8.1 million, respectively, of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. During the three and nine months ended September 30, 2018, the Company recognized $2.0 million and $4.3 million, respectively, of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. As of September 30, 2019, there was $54.0 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2019.

AbbVie Alpha Synuclein Collaboration Agreement

Summary of Agreement

In February 2019, the Company entered into an exclusive collaboration and option agreement (“the AbbVie Alpha-Synuclein Collaboration Agreement”) with AbbVie, for the research, development and commercialization of AAV and other virus-based gene therapy products directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein (“synucleinopathies”). Under the AbbVie Alpha-Synuclein Collaboration Agreement, the Company and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration is comprised of a research period (the “ASN Research Period”), an optional development period (the “ASN Development Period”), and an exclusive license option (the “ASN License Option”). The AbbVie Alpha-Synuclein Collaboration Agreement included a non-refundable upfront payment to the Company of $65.0 million for services during the ASN Research Period.

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

The Company’s research and development activities are to be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (the “ASN JGC”) as detailed in the AbbVie Alpha-Synuclein Collaboration Agreement. Any material amendment to the research or development plans, however, must be mutually agreed to by the parties, which may be through the ASN JGC.

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

During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.7 million of revenue, respectively, associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. As of September 30, 2019, there was $64.3 million of deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2019.

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into an exclusive collaboration and option agreement with Neurocrine Biosciences (the “Neurocrine Collaboration Agreement”) for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company has agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the Parkinson’s Program, (ii) the FA Program (collectively, the “Existing Programs”); and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, the Company gained ex-U.S. rights to the VY-FXN01 FA Program. The ex-U.S. rights to VY-FXN01 were subsequently transferred from the Company to Neurocrine Biosciences under the terms of the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to VY-FXN01 from the Company to Neurocrine, the Company and Neurocrine Biosciences executed an amendment to the Neurocrine Collaboration Agreement (the “June 2019 Modification”), and Neurocrine Biosciences paid $5.0 million to the Company. There were no other changes in pricing or scope of the obligations required to be performed under the Neurocrine Collaboration Agreement.

Under the terms of the Neurocrine Collaboration Agreement, the Company has agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “Collaboration Products”) on a worldwide basis under (i) the Parkinson’s Program; (ii) the FA Program; and (iii) each Discovery Program.

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

Upon the occurrence of a specified event for each Neurocrine Program (a “Transition Event”) Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the Parkinson’s Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC; (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For each Existing Program, the Company has the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). Should the Company elect to exercise its Co-Co Option, the Company has agreed to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), whereby it has agreed to jointly develop and commercialize Collaboration Products for such Neurocrine Existing Program (“Co-Co Products”) and share in its costs, profits and losses, and the Company agrees to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the Parkinson’s Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC and

(ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate.

Subject to exceptions specified in the Neurocrine Collaboration Agreement, profits and losses under the Company’s Co-Co Option are agreed to be allocated (i) 50% to Neurocrine and 50% to the Company for a Collaboration Product from the Parkinson’s Program and (ii) 60% to Neurocrine and 40% to the Company for a Collaboration Product from the FA Program; provided, however, that Neurocrine may elect, within a specified period following the acceptance for filing of a BLA from the FDA, to pay a $35.0 million rate-shifting fee to the Company to change the allocation for the Parkinson’s Program to 55% to Neurocrine and 45% to the Company. The parties have agreed that each Co-Co Agreement will provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

The Company’s research and development activities under the Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, as detailed in the Neurocrine Collaboration Agreement.

The parties have committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine has the right to nominate Targets for the two Discovery Programs. The Targets nominated for the Discovery Programs must be approved by a consensus of the JSC or the executive officers.

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the Parkinson’s Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestones across all Neurocrine Programs of $1.1 billion. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine has purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine has also agreed to pay the Company royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the Parkinson’s program, from the mid-teens to low thirties and the low-teens to low twenties, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) 10 years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

The Company has allocated the fixed transaction price to the separate performance obligations based on the relative standalone selling price of each performance obligation or in the case of certain variable consideration to one or more performance obligations. The estimated standalone selling prices for performance obligations, that include a license and research services, were developed using the estimated selling price of the license, using comparable and market data, and an estimate of the overall effort to perform the research services along with a reasonable profit for research services.

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

Performance Obligation	Amount
(in thousands)
Variable Consideration
Parkinson’s Program	$170,209
FA Program	114,023
Discovery Program 1	73,416
Discovery Program 2	73,416
Total	$431,064

Based on the relative standalone selling price allocation, the allocation of the transaction price, exclusive of the variable consideration allocated to the individual performance obligations, to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
Parkinson’s Program	$80,373
FA Program	6,005
Discovery Program 1	3,002
Discovery Program 2	3,002
Total	$92,382

The Company recognizes the transaction price associated with each performance obligation on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period.

During the three and nine months ended September 30, 2019, the Company recognized $16.8 million and $31.1 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of September 30, 2019, there was $83.3 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of September 30, 2019, there was $14.0 million of collaboration and unbilled receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2019.

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

MRI Interventions License and Securities Purchase Agreements

In September 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a license agreement (the “MRIC License Agreement”) with MRI Interventions, Inc. (“MRIC”). MRIC is the primary supplier of the ClearPoint® System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of MRIC common stock and a warrant to purchase additional shares of MRIC common stock. The Company also entered into the MRIC License Agreement, which provided for certain rights to MRIC technology and for MRIC to transfer the rights and know-how to manufacture the ClearPoint System to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. During 2017, the Company terminated the MRIC License Agreement and all prior and future commitments and obligations under such agreement became null and void. As of September 30, 2019, the Company continues to hold the common stock and warrants to purchase additional shares of common stock as an available-for-sale security and non-current asset, respectively.

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

Other Agreements

During 2018 and 2017, the Company entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the rights licensed under such agreements, the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in-process research and development. The agreements generally obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. As of September 30, 2019, the Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial which resulted in a $0.1 million milestone payment to one of its licensors. The Company can generally terminate the license agreements upon 30 to 90 days’ prior written notice.

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

Litigation

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of September 30, 2019 or December 31, 2018.

9. Preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of September 30, 2019 and December 31, 2018. The authorized preferred stock was classified under stockholders’ equity at September 30, 2019 and December 31, 2018.

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

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its founders at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the founders, 835,292 shares generally vested over one to four years, based on each founder’s continued service to the Company in varying capacities as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement. These shares were fully vested as of September 30, 2019. Stock-based compensation expense associated with these time-based awards was recognized over the vesting period.

The remaining 352,941 of the restricted shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. During 2016, management determined that the achievement of the performance milestone for one of the three performance-based awards had become probable and began recognizing stock-based compensation accordingly. The Company recorded $0.1 million and $0.3 million in stock-based compensation expense related to this award during the three and nine months ended September 30, 2018, respectively. No stock-based compensation expense was recorded in 2019 related to this award as it was fully vested during 2018. No stock-based compensation expense was recorded for the remaining two founders’ awards with performance-based vesting as of September 30, 2019 as the performance-based milestones related to these awards were not probable.

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

Effective January 1, 2016, 2017, 2018, and 2019, an additional 1,069,971, 1,070,635, 1,285,200, and 1,302,830 shares, respectively, were added to the Company’s 2015 Stock Option Plan for future issuance. As of September 30, 2019, there were 2,002,018 shares of common stock available for future award grants under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2019, the Company granted a total of 227,595 and 1,199,765 stock options, respectively, to employees and directors under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2019, the Company awarded a total of 25,880 and 387,212 restricted stock units, respectively, to employees under the 2015 Stock Option Plan. During the three and nine months ended September 30, 2019, there were no new stock options issued or restricted stock units granted to non-employees other than to members of the Company’s board of directors under the 2015 Stock Option Plan.

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

Inducement Awards

In the three months ended September 30, 2019, no stock options were granted or restricted stock units issued outside of the Company’s 2015 Stock Option Plan. In the nine months ended September 30, 2019, the Company issued non-statutory stock options to purchase an aggregate of 338,750 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 58,125 units of the Company’s common stock, respectively, in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to such executive’s acceptance of an offer of employment with the Company in accordance with  Nasdaq Listing Rule 5635(c)(4). The stock options will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The restricted stock units will vest over a three-year period, with 33% of the restricted stock units vesting on the first anniversary, 33% of the restricted stock units vesting on the second anniversary, and the remaining restricted stock units vesting on the third anniversary.

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,304	$1,176	$5,975	$3,706
General and administrative	2,045	1,460	6,145	9,366
Total stock-based compensation expense	$3,349	$2,636	$12,120	$13,072

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	$3,008	$2,559	$10,312	$12,428
Restricted stock awards and units	259	24	1,609	480
Employee stock purchase plan awards	82	53	199	164
Total stock-based compensation expense	$3,349	$2,636	12,120	13,072

In June 2019, the Company entered into a consulting agreement (the “Sah Agreement”) with Dr. Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer, pursuant to which Dr. Sah has agreed to provide consulting and advisory services, including but not limited to scientific guidance in connection with certain of the Company’s collaborations and research and development programs for a three-year period which commenced on June 28, 2019. In accordance with its terms, the Sah Agreement triggered an equity modification resulting in the recognition of $2.2 million of stock-based compensation expense related to the non-substantive service period of the Sah Agreement.

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2019 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2018	—	—
Granted	445,337	$11.65
Vested	—	—
Forfeited	(24,155)	$9.25
Unvested restricted stock units as of September 30, 2019	421,182	$11.79

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the three and nine months ended September 30, 2019 was $25.40 and $11.65 per share, respectively. The restricted stock units granted in the three and nine months ended September 30, 2019 vest in equal amounts, annually over three years. There were no restricted stock units granted to employees in the three and nine months ended September 30, 2018. The expense related to restricted stock units granted to employees was $0.3 million and $1.6 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $3.7 million, which is expected to be recognized over the remaining average vesting period of 2.3 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2019:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2018	4,225,152	$15.91
Granted	1,538,515	$15.50
Exercised	(239,336)	$10.89
Cancelled or forfeited	(288,783)	$15.50
Outstanding at September 30, 2019	5,235,548	$16.04	8.2	$16,807
Exercisable at September 30, 2019	2,259,427	$14.59	7.3	$9,547
Vested and expected to vest at September 30, 2019	5,235,548	$16.04	8.2	$16,807

Using the Black–Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three and nine months ended September 30, 2019 was $13.17 and $10.29 per share, respectively. The stock-based compensation expense related to options granted to employees and directors was $3.0 million and $10.4 million for the three and nine months ended September 30, 2019, respectively.

The weighted-average fair value of options granted to employees and directors during the three and nine months ended September 30, 2018 was $12.20 and $14.37 per share, respectively. The stock-based compensation expense related to awards granted to employees and directors was $2.5 million and $12.3 million for the three and nine months ended September 30, 2018, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.6%	2.8%	2.3%	2.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	74.1%	74.5%	74.9%	74.4%

There were no new equity awards granted to non-employees other than members of the Company’s board of directors during the three and nine months ended September 30, 2019. The stock-based compensation expense related to stock option awards previously granted to non-employees was $0.1 million for the three and nine months ended September 30, 2019. The stock-based compensation expense related to awards previously granted to non-employees was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $29.3 million which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities.

12. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2019	2018
Unvested restricted common stock awards	235,294	236,974
Unvested restricted common stock units	421,182	—
Outstanding stock options	5,235,548	7,212,380
Total	5,892,024	7,449,354

Basic net loss per share for the nine months ended September 30, 2019 and 2018, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations.

13. Related-party transactions

During the three and nine months ended September 30, 2019 and 2018, the Company received consulting and management services from one of its investors. The total amount of the services provided by this investor was de minimis during the three and nine months ended September 30, 2019 and 2018. Additionally, during the three and nine months ended September 30, 2019, the Company received board and scientific advisory services from two of its prior executives. The total amounts of these services provided by the former executives totaled $100.0 thousand and $33.0 thousand for the three months ended September 30, 2019 and 2018, respectively, and $200.0 thousand and $84.0 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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

Our most advanced clinical candidate, VY-AADC for the treatment of Parkinson’s disease is included in our collaboration agreement with Neurocrine. We are evaluating the delivery of VY-AADC in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, and separately, we are exploring the delivery of VY-AADC using a posterior trajectory (i.e., back of the head surgical delivery route) in a Phase 1 clinical trial (PD-1101 and PD-1102, respectively). PD-1101 is an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label, Phase 1 clinical trial exploring a posterior (i.e., back of the head) surgical delivery route for VY-AADC that enrolled eight patients with advanced Parkinson’s disease. We have completed enrollment in both PD-1101 and PD-1102 and continue to follow patients in these trials. Preliminary data from both trials demonstrate that VY-AADC has been well-tolerated, and that administration with VY-AADC improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials. Results from PD-1101 have been reported beginning in late 2016 and most recently in November 2018. In May 2018 we provided 12-month results from PD-1102.

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

Administration of VY-AADC with the posterior trajectory resulted in a mean coverage of the putamen of 54% and reduced the infusion time by approximately two hours (from a mean of 5.2 hours to a mean of 3.1 hours) compared to PD-1101. In PD-1102, treatment with VY-AADC increased mean AADC enzyme activity in the putamen as measured by positron emission tomography, or PET, using [18F] fluorodopa, which we refer to as18F-DOPA PET scan, by 85%. AADC enzyme activity in the putamen as measured by PET using 18F-DOPA reflects the capacity of neurons in the brain to convert levodopa to dopamine.

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

RESTORE-1 Phase 2 Clinical Trial

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and efficacy of VY-AADC for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The RESTORE-1 Phase 2 trial includes a planned enrollment of 75 to 100 patients, who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. Patients who meet the eligibility criteria will be randomized (1:1) to one-time administration of VY-AADC, or to placebo surgery.

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

The primary efficacy endpoint of the RESTORE-1 Phase 2 trial is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the UPDRS-II and UPDRS-III scores, the PDQ-39, and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

Biomarker data collected during the RESTORE-1 Phase 2 trial will include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC, and measurements of AADC enzyme expression and activity in the putamen measured by PET using 18F-DOPA.

Enrollment in the RESTORE-1 Phase 2 trial is ongoing as we finalize our statistical analysis plan with Neurocrine Biosciences.

Preclinical Pipeline Programs

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Huntington’s disease, ALS, Friedreich’s ataxia, tau-related neurodegenerative diseases, and diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies.

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, VY-FXN01, or the FA Program, and an unnamed future program to be designated by Sanofi Genzyme, or the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective proof of principle human clinical studies, or POP Studies. As a result, we gained worldwide rights to the treatment program for Huntington’s disease, which we refer to as our Huntington’s Program, and ex-U.S. rights to the FA program. The ex-U.S. rights to the FA Program have been, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. Additionally, we and Sanofi Genzyme entered into the Amended and Restated Option and License Agreement related to AAV capsids, or the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme obtains exclusive option rights to select up to two novel AAV capsids owned or controlled by us for exclusive use for up to an aggregate of two non-central nervous system, or non-CNS indications.

Under the Sanofi Genzyme Termination Agreement, we paid Sanofi Genzyme $10.0 million up-front and have agreed to pay Sanofi Genzyme a $10.0 million milestone payment within fifteen days of the filing of an IND application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program, which we refer to as a Post-Termination HD Product. We have agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (x) the filing of an IND application for a Post-Termination HD Product or (y) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program, which we refer to as Post-Termination FA Products, that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. We have also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, we had rights to certain in-kind services. As of the date of the Sanofi Genzyme Termination Agreement, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

We now anticipate, if current preclinical studies are successful, filing an investigational new drug (IND) application for VY-HTT01 for Huntington’s disease during the first half of 2020. This will allow the IND application to include one-year data from preclinical studies instead of the previously planned six-month data. Leveraging our related clinical experience in Parkinson’s disease, we still expect to screen and enroll the first patient in the planned clinical trial during 2020.

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

Additional preclinical studies are underway including steps to optimize a lead clinical candidate for the treatment of Friedreich’s ataxia in connection with the Neurocrine Collaboration.

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

We have incurred significant operating losses since our inception. Our net losses were $31.0 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $300.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing and dosing and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;

●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2019, we recognized $31.8 million of collaboration revenue from the Sanofi Genzyme Collaboration, $8.1 million of collaboration revenue from the AbbVie Tau Collaboration, $0.7 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, and $31.1 million of collaboration revenue from the Neurocrine Collaboration.

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

Recent Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact that this guidance may have on our consolidated financial statements.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$20,433	$2,094	$18,339
Operating expenses:
Research and development	29,777	16,632	13,145
General and administrative	8,463	6,609	1,854
Total operating expenses	38,240	23,241	14,999
Other income, net:
Interest income	1,823	942	881
Other income (expense)	978	(84)	1,062
Total other income, net	2,801	858	1,943
Net loss	$(15,006)	$(20,289)	$5,283

Collaboration Revenue

Collaboration revenue was $20.4 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase in collaboration revenue in the three months ended September 30, 2019 was primarily a result of our entry into the Neurocrine Collaboration and AbbVie Alpha-Synuclein Collaboration earlier this year. During the three months ended September 30, 2019, collaboration revenue included $0.2 million related to in-kind services from the Sanofi Genzyme Collaboration, $3.2 million related to research services from the AbbVie Tau Collaboration, $0.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $16.8 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended September 30, 2018, collaboration revenue included $0.1 million related to the Sanofi Genzyme Collaboration and $2.0 million related to research services on the AbbVie Tau Collaboration. No amount of collaboration revenue was recognized related to the Neurocrine Collaboration or the AbbVie Alpha-Synuclein Collaboration in the three months ended September 30, 2018.

Research and Development Expense

Research and development expense increased by $13.1 million from $16.6 million for the three months ended September 30, 2018, to $29.7 million for the three months ended September 30, 2019. The following table summarizes our research and development expense for the three months ended September 30, 2019 and 2018, together with the change in those items in dollars:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
External research and development expenses	$15,835	$7,166	$8,669
Employee and consultant related expenses	9,563	6,851	2,712
Facility and other expenses	4,213	2,499	1,714
License fees	166	116	50
Total research and development expenses	$29,777	$16,632	$13,145

The increase in research and development expense for the three months ended September 30, 2019 was primarily attributable to the following:

●	approximately $8.7 million for increased external research and development costs primarily related to ongoing activities on our Parkinson’s disease and Huntington’s disease programs;
●	approximately $2.7 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount to support our program pipeline; and
●	approximately $1.7 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street.

General and Administrative Expense

General and administrative expense increased by $1.9 million from $6.6 million for the three months ended September 30, 2018 to $8.5 million for the three months ended September 30, 2019. The increase in general and administrative expense was primarily attributable to:

●	approximately $1.3 million for increased employee compensation cost due to increases in headcount and stock-based compensation;
●	approximately $0.3 million for increased facility and other costs including rent, depreciation, maintenance and other expenses; and
●	approximately $0.2 million for increased legal and intellectual property expenses.

Other Income, net

Interest and other income of approximately $2.8 million and $0.9 million was recognized during the three months ended September 30, 2019 and 2018, respectively, related to interest income on marketable securities balances, in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of MRIC.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$71,717	$5,611	$66,106
Operating expenses:
Research and development	83,184	47,991	35,193
General and administrative	26,444	25,554	890
Total operating expenses	109,628	73,545	36,083
Other income, net:
Interest income	5,065	2,399	2,666
Other income (expense)	1,823	(402)	2,225
Total other income, net	6,888	1,997	4,891
Loss before income taxes	(31,023)	(65,937)	34,914
Income tax benefit	—	180	(180)
Net loss	$(31,023)	$(65,757)	$34,734

Collaboration Revenue

Collaboration revenue was $71.7 million and $5.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in collaboration revenue in the nine months ended September 30, 2019 was primarily a result of the termination of the Sanofi Genzyme Collaboration in June 2019, as well as our entry into the Neurocrine Collaboration and AbbVie Alpha-Synuclein Collaboration earlier this year. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and expect to pay an additional $10.0 million within fifteen days of the filing of an IND application for a Post-Termination HD Product. We recognized $31.8 million of revenue related to the Sanofi Genzyme Collaboration in the nine months ended September 30, 2019. This amount includes $2.9 million related to research services provided prior to the termination date, $0.2 million of in-kind related services, and $48.7 million of deferred revenue remaining under the agreement at the termination date. These amounts were offset by the $10.0 million paid in June, 2019 and the $10.0 million expected to be paid to Sanofi Genzyme within fifteen days of the filing of an IND application for a Post-Termination HD Product.

During the nine months ended September 30, 2019, collaboration revenue also included $8.1 million related to research services from the AbbVie Tau Collaboration, $0.7 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $31.1 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the nine months ended September 30, 2018, collaboration revenue included $1.3 million related to the Sanofi Genzyme Collaboration and $4.3 million related to research services on the AbbVie Tau Collaboration. No amounts were recognized related to the Neurocrine Collaboration or the AbbVie Alpha-Synuclein Collaboration in the nine months ended September 30, 2018.

Research and Development Expense

Research and development expense increased by $35.2 million from $48.0 million for the nine months ended September 30, 2018, to $83.2 million for the nine months ended September 30, 2019. The following table summarizes our research and development expense, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
External research and development expenses	$43,376	$21,957	$21,419
Employee and consultant related expenses	27,411	18,948	8,463
Facility and other expenses	11,913	6,599	5,314
License fees	484	487	(3)
Total research and development expenses	$83,184	$47,991	$35,193

The increase in research and development expense for the nine months ended September 30, 2019 was primarily attributable to the following:

●	approximately $21.8 million for increased external research and development costs primarily related to ongoing activities on our Parkinson’s disease and Huntington’s disease programs, offset by approximately $0.4 million for increased in-kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration;
●	approximately $8.5 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount to support our program pipeline, in addition to the one-time recognition of $2.2 million of stock-based compensation related to Dr. Sah’s retirement agreement; and
●	approximately $5.3 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street.

General and Administrative Expense

General and administrative expense increased by $0.8 million from $25.6 million for the nine months ended September 30, 2018 to $26.4 million for the nine months ended September 30, 2019. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.5 million for legal costs including amounts incurred in connection with our strategic collaborations and intellectual property related expenses;
●	approximately $0.2 million for increased facility and other costs including rent, depreciation, maintenance and other expenses; partially offset by
●	a reduction of approximately $0.9 million in compensation costs associated with the one-time recognition of $5.4 million of stock-based compensation related to the retirement agreement of our former President and Chief Executive Officer, Dr. Steven M. Paul, during the nine months ended September 30, 2018. This reduction was offset by an increase in employee related costs due to higher headcount and stock-based compensation in the nine months ended September 30, 2019.

Other Income, net

Interest and other income of approximately $6.9 million and $2.0 million were recognized during the nine months ended September 30, 2019 and 2018, respectively, related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of MRIC.

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

As of September 30, 2019, we had cash, cash equivalents, and marketable debt securities of $307.4 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$72,026	$8,461
Investing activities	(116,939)	(2,163)
Financing activities	80,694	4,314
Net increase in cash, cash equivalents, and restricted cash	$35,781	$10,612

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $72.0 million during the nine months ended September 30, 2019 compared to $8.5 million of cash provided by operating activities during the nine months ended September 30, 2018. Cash provided by operating activities during the nine months ended September 30, 2019 was primarily due to an increase in deferred revenue of $98.6 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, offset by $31.0 million of net loss adjusted for non-cash items. Cash provided by operating activities during the nine months ended September 30, 2018 was primarily due to an increase in deferred revenue of $69.0 million from the upfront payment related to the AbbVie Tau Collaboration, offset by $65.9 million of net loss adjusted for non-cash items.

Net Cash Used in Investing Activities

Net cash used in investing activities was $116.9 million during the nine months ended September 30, 2019 compared to $2.2 million of cash used in investing activities during the nine months ended September 30, 2018. The increase in cash used in investing activities for the nine months ended September 30, 2019 was primarily due to purchases of $409.1 million of marketable securities and $4.3 million for purchases of property and equipment, offset by $296.3 million of proceeds from maturities of marketable securities. The cash used in investing activities for the nine months ended September 30, 2018 was primarily due to $274.4 million for purchases of marketable securities and $3.8 million for purchases of property and equipment, offset by $276.0 million of proceeds from maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $80.7 million during the nine months ended September 30, 2019, primarily from the issuance of 4,179,728 shares of our common stock to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options. Net cash provided by financing activities was $4.3 million during the nine months ended September 30, 2018, primarily from proceeds of exercises of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or expand efforts on our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration will enable us to meet our operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in MRIC;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as V-TAG;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Neurocrine Collaboration

In January 2019, we entered into a collaboration agreement with Neurocrine, or the Neurocrine Collaboration Agreement, for the research, development and commercialization of four programs including our Parkinson’s disease program, or Parkinson’s Program, our FA program, and the two programs to be determined by the Company and Neurocrine at a later date, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective on March 11, 2019 following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of customary closing conditions. Under the terms of the agreement, we received an upfront payment of $165.0 million, inclusive of $50.0 million of proceeds from the sale of 4,179,728 shares of our common stock to Neurocrine, and we may receive future development and regulatory milestone payments and royalties. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we gained worldwide rights to the VY-HTT01 Huntington’s Program and ex-U.S. rights to the VY-FXN01 FA Program. The ex-U.S. rights to VY-FXN01 were subsequently transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to VY-FXN01 from us to Neurocrine, we and Neurocrine amended the Neurocrine Collaboration Agreement and we received a $5.0 million payment from Neurocrine. We will use commercially reasonable efforts to develop the products in each of these programs. Neurocrine will be responsible for all costs incurred by us in conducting these activities for each program, in accordance with an agreed budget.

Under the terms of the agreement for the Parkinson’s Program, Neurocrine will fund the clinical development of the RESTORE-1 Phase 2 clinical trials for VY-AADC. After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the agreement for the FA Program, Neurocrine will fund the development through the

Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the agreement for the two Discovery Programs, Neurocrine will fund the development of those programs and we have the right to earn milestone payments and royalties based on global sales.

In addition to the upfront payment, we are eligible to receive aggregate development milestone payments under (i) the Parkinson’s Program of up to $170.0 million, (ii) the FA Program of up to $195.0 million, and (iii) each of the Discovery Programs of up to $130.0 million each. We may also be entitled to receive aggregate commercial milestone payments for each collaboration product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all programs of $1.1 billion. We are also eligible to receive royalties, based on future net sales of the collaboration products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the Parkinson’s Program, from the mid-teens to thirty and the low-teens to twenty, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively.

Termination of the Sanofi Genzyme Collaboration Agreement

On June 14, 2019, we and Sanofi Genzyme executed the Sanofi Genzyme Termination Agreement to terminate the Sanofi Genzyme Collaboration Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme has relinquished its rights to its exclusive license options to the Huntington’s Program, FA Program and the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. The ex-U.S. rights to the FA Program have been, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. Additionally, we and Sanofi Genzyme entered into the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme has obtained exclusive option rights to exclusively license select novel AAV capsids owned or controlled by us for exclusive use for up to two non-CNS indications.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at September 30, 2019:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
Operating lease commitments(1)	$47,207	$1,377	$12,098	$12,835	$20,897
(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non-cancelable operating leases that expire in November 2026.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2019.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were $31.0 million and $65.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $300.1 million.

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

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing and dosing and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY-AADC, which we have the option to co-commercialize with Neurocrine in the United States, is being evaluated in the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2019, our cash, cash equivalents, and marketable debt securities were $307.4 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to the Neurocrine Collaboration Agreement, will enable us to meet our operating expenses and capital expenditure requirements into mid-2022.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in MRI Interventions, Inc., or MRIC;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as V-TAG;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a relatively novel technology, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates. Only two AAV gene therapy products have been approved in the United States. In Europe, only two AAV gene therapy products have been approved.

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

Adverse developments in clinical trials of gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA and local health authorities of individual countries within the European Union may issue new guidelines concerning the clinical development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy. In addition, gene therapy products are considered genetically-modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. Similar issues could be faced in other regions of the world including the Asia-Pacific region.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC and the design of our proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC. In connection with our Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the VY-AADC clinical program to Neurocrine, which required the related investigational new drug, or IND, application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. We and Neurocrine are currently evaluating the written feedback received from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested. Finalization of our clinical plans using this FDA guidance and any further guidance that we may receive from the FDA could lead to further modification of the clinical VY-AADC protocol and to additional costs or delays in the VY-AADC clinical program.

We plan to continue to seek and incorporate FDA guidance in our ongoing development plans for each of our potential clinical candidates, including VY-AADC on which we collaborate with Neurocrine. If we fail to consult or solicit guidance from regulators or are unable to obtain sufficiently frequent or detailed guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

The dosing and coverage of the putamen in the VY-AADC Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial are different than the dosing and coverage of the putamen in prior clinical trials conducted by other parties. The maximum total vector genome dose chosen in the RESTORE-1 Phase 2 clinical trial may not demonstrate the safety and effectiveness of VY-AADC in the RESTORE-1 Phase 2 clinical trial, or in the planned RESTORE-2 Phase 3 trial. Any failure to demonstrate safety or effectiveness could result in a decision to modify dosing and/or coverage of the putamen in any subsequent clinical trials, and such decisions could cause a delay in achieving marketing authorization, or may result in limiting or terminating the program entirely.

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

In a separate Phase 1 clinical trial, we utilized posterior, or back of the head, delivery of VY-AADC into the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC with this posterior approach has been well-tolerated to date with no reported serious adverse events, or SAEs.

Due to the nature of the techniques used in the Phase 1b clinical trial and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of statistically significant or durable clinical benefit. For example, physicians may use cannulas, which are small tubes of differing lengths, in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of

VY-AADC that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which we have selected as the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial. Further, use of a posterior approach may not generate outcomes that are clinically superior to the outcomes achieved with a transfrontal approach.

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

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials or trial sites are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates.

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

We have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC clinical program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any sites. Any sponsorship transition could require additional regulatory filings with and review by the FDA, European Union, or other regulatory officials, and may lead to additional costs or delays in the initiation of the RESTORE-1 Phase 2 clinical trial in those sites.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials in some or all localities, any of which would harm our business, financial condition, results of operations and prospects.

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities or collaborators on trial design;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites or our decision or the requirement of regulators or IRBs to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
●	failure by physicians to adhere to delivery protocols leading to variable results;

●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in the RESTORE-1 Phase 2 clinical trial in Parkinson’s disease associated with the commercial availability of V-TAG;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial at a rate higher than we anticipate;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	receipt of negative or inconclusive clinical trial results;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	the cost of clinical trials of our product candidates may be greater than we anticipate.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if we are able to do so at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

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

If in the future we are unable to demonstrate that such side effects were caused by the administration process or related procedures or are unable to modify the trial protocol adequately to address such side effects, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. For products that “knock down” or reduce the expression of a gene or the production of its encoded protein, their effects on other parts of the body, or “off target” effects, could result in unforeseen toxicity. Even if we are able to demonstrate that any future SAEs are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we may be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by nine months if the BLA sponsor submits pediatric data that adequately respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

We expect that VY-AADC will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including deep brain stimulation, or DBS, marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies; DUOPA/Duodopa marketed by AbbVie Inc.; and other novel, non-oral forms of levodopa in development, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA (CVT-301), and Sunovion Pharmaceuticals’ sublingual apomorphine, APL-130277. Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but these efforts were deprioritized by uniQure in 2016. Axovant is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018). MeiraGTx is developing AAV-GAD, acquired from Vector Neurosciences, Inc. in 2018.

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

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the Phase 1b, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC have used and are using the ClearPoint System from MRIC.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a maximum period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, thenit is expected that the United Kingdom’s membership in the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal, but such approval has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union are expected to continue to focus on withdrawal issues and transition agreements. However, limited progress has been made to date in these negotiations, and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, an event which is likely to cause significant market and economic disruption. On July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who has previously suggested that the country should leave the European Union without an agreement.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. It is unclear what impact Brexit may have, if any, on the development and commercialization of our product candidates, although the first practical effects of Brexit on healthcare were felt in November 2017 when European Union member states voted to move the EMA, the European Union’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced on March 30, 2019, although the move itself could cause significant disruption to the regulatory approval process in Europe. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Risks Related to Third Parties

To date, all of our revenue has been derived from our collaborations with Sanofi Genzyme, AbbVie, and Neurocrine. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to our Parkinson’s disease program, or Parkinson’s Program, Friedreich’s ataxia program, or FA Program, and Huntington’s disease program, or Huntington’s Program, and a future program, collectively, the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s Program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for our Parkinson’s Program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option, or the Optioned Programs.

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme has relinquished its rights to its exclusive license options to the Huntington’s Program, FA Program and the unnamed future program described above. We have been relieved of our obligations to perform the research and development services under those programs under the Sanofi Genzyme Collaboration Agreement. As a result, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. The ex-U.S. rights to the FA Program were, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. In connection with the Sanofi Genzyme Termination Agreement, we have also relinquished our rights to the spinal muscular atrophy program thereunder. As of the termination date, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including our Parkinson’s Program, our FA Program, and two programs to be determined by us and Neurocrine at a later date, or the Discovery Programs. Under the terms of the agreement, we received an upfront payment of $165.0 million, inclusive of $50.0 million for 4,179,728 shares of our common stock, and may receive future development and regulatory milestones and royalties. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we and Neurocrine amended the Neurocrine Collaboration Agreement to facilitate the transfer of the ex-U.S. rights to VY-FXN01 which we acquired from Sanofi Genzyme to Neurocrine Biosciences. In connection with the amendment, we received a $5.0 million payment from Neurocrine.

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy Collaboration Products, under (i) the Parkinson’s Program, on a worldwide basis; (ii) the FA Program, on a worldwide basis; and (iii) each Discovery Program, on a worldwide basis. We refer to each of these programs as a Neurocrine Program and, collectively, as the Neurocrine Programs.

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

Upon the occurrence of specified events for each program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such program and to pay us milestones and royalties on future net sales. For each of the Parkinson’s and FA Programs, we have the option to co-develop and co-commercialize such program upon the occurrence of a specified event. Should we elect to exercise our co-development and co-commercialization option, we and Neurocrine have agreed to enter into a cost- and profit-sharing arrangement whereby we and Neurocrine agree to jointly develop and commercialize Collaboration Products for such program and share in its costs, profits and losses, and we have agreed to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable co-development and co-commercialization agreement. As described above, our research and development activities in connection with a collaboration might not be successful. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. If Neurocrine were to terminate the agreement, we would become responsible for all research and development expenses relating to the Neurocrine Programs, and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement.

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

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC have used and are using the real-time, intra-operative, MRI imaging system known as the ClearPoint System. The ClearPoint System is manufactured by MRIC. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We and Neurocrine intend to use the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with MRIC, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

We have developed the Variable Trajectory Array Guide, or V-TAG, as our own real-time, intra-operative device that is compatible with MRI imaging and can be used with other neuro-navigational systems to dose VY-AADC and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s Program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the CDRH. There are additional steps needed in making this device available for use, including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

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

As of September 30, 2019, MRIC reported cash and cash equivalents of $3.7 million and junior secured debt totaling approximately $3.3 million, and also reported a net loss of $3.9 million for the nine months ended September 30, 2019. MRIC has disclosed that it is not generating sufficient revenues from its operations to fund its activities, that it is dependent upon external sources for financing its operations, and that there is a risk that MRIC will be unable to obtain necessary financing to continue its operations. In April 2019, MRIC also acknowledged that its auditors in their report on MRIC’s consolidated financial statements for the year ended December 31, 2018 expressed substantial doubt regarding MRIC’s ability to continue as a going concern. If MRIC, or any potential successor to MRIC, is not able to meet its obligations under our agreement with MRIC, and if we are not able to make suitable alternative arrangements for the supply of the ClearPoint System or V-TAG, the use of the ClearPoint System and V-TAG in our clinical trials could be adversely affected, and our clinical trials, including the RESTORE-1 Phase 2 clinical trial, could be delayed. In such circumstance, our business, financial condition, results of operations and prospects could be materially harmed.

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

We expect to rely on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other clinical development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. Our reliance on these third-parties does not relieve us of our regulatory responsibilities. For example, the Phase 1b clinical trial of VY-AADC and the separate Phase 1 trial exploring the delivery of VY-AADC using a posterior trajectory were conducted at several locations. We expect to conduct the RESTORE-1 Phase 2 clinical trial at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

Biological products are inherently difficult to manufacture. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Several of these raw materials, cells, and reagents are provided by a limited number of suppliers. Even though we aim to have backup supplies and suppliers of raw materials, cells, and reagents whenever possible, we cannot be certain they will be sufficient if our primary sources are unavailable. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing may lead to delays in clinical development or commercialization plans. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects on our manufacturing processes, including delays.

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

With enactment of the Tax Cuts and Jobs Act of 2017, known as the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA in the future.

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

In addition, the Centers for Medicare & Medicaid, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while adding a definition of “price concession” into the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued that such payments were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we or our collaborators may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities, which could adversely affect our business, prospects, financial condition and results of operations.

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

On December 22, 2017, President Trump signed into law the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Under our collaboration agreement with Neurocrine, Neurocrine will fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC. After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to

Neurocrine. Under the terms of the agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications in some or all relevant jurisdictions at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers in the gene therapy field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some cases, we may be able to obtain patent protection, but such protections may expire before we commercialize the product protected by those rights, leaving us no meaningful protection for our products. In other cases, where our intellectual property is being managed by a third-party collaborator, licensee or partner, that third party may fail to act diligently in prosecuting, maintaining, defending or enforcing our patents. Such conduct may result in the failure to maintain or obtain protections, loss of rights, loss of patent term or, in cases where a third party has acted negligently or inequitably, patents being found unenforceable.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including ex parte re-examination, post-grant review and inter partes review before the USPTO or foreign patent offices. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of the claim. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such asserted third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similar challenges exist in other jurisdictions. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine Biosciences, Inc. represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock as of September 30, 2019. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed a registration statement on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. In addition, we have registered on a registration statement on Form S-3 that has been declared effective, the sale of up to $250.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. In November 2017, under such shelf registration statement, we issued and sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. The registration statement also registers the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $75.0 million that we may issue and sell in at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC, or Cowen, on December 1, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. As of November 4, 2019, $75.0 million in shares of common stock remained eligible for sale under the sales agreement. On November 5, 2019, we terminated our prior sales agreement in connection with our anticipated entry into a new sales agreement with Cowen for the issuance and sale of up to $100.0 million of our common stock in at-the-market offerings, or negotiated transactions. In January 2019, we executed a stock purchase agreement to sell common stock to Neurocrine for an aggregate purchase price of approximately $50.0 million.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From June 1, 2019 through September 30, 2019, the sales price of our common stock ranged from a high of $28.38 to a low of $15.81 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Amendment No. 1 to Consulting Agreement, by and between the Corporation and Steven M. Paul, M.D., dated July 9, 2019.					X

10.2	Amendment No. 1 to Consulting Agreement, by and between the Corporation and Dinah Sah, dated September 16, 2019.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Document.					X

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Presentation Link Document.					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: November 6, 2019	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)