Form 10-K
period 2019-12-31
Voyager Therapeutics, Inc.
filed 2020-03-03
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $686.3 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 28, 2020, there were 37,153,159 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC (which our partner Neurocrine Biosciences, Inc., or Neurocrine, refers to as NBIb-1817) as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including our ability to file investigational new drug applications for our programs including VY-HTT01 for the treatment of Huntington’s disease, VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, and VY-FXN01 for the treatment of Friedreich’s ataxia;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our strategic collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine, including the possibility and timing of AbbVie exercising its options to certain of our programs as specified in the applicable collaboration agreements;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 trial; and
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

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

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial scale. In addition to our capsid optimization efforts, we leverage novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of our AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. We believe we can achieve this directly, with targeted infusions to discrete regions of the brain, the spinal cord, or systemically, in conjunction with our novel capsids.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme Corporation, or Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine Biosciences, Inc., or Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our collaboration with AbbVie focusing on tau-related diseases, or the AbbVie Tau Collaboration, which commenced in February 2018, our collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019, and our collaboration with Neurocrine Biosciences, or the Neurocrine Collaboration, which commenced in March 2019.

Our pipeline of gene therapy programs is summarized in the table below:

Our pipeline consists of programs for severe neurological indications, including Parkinson’s disease; Huntington’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; Friedreich’s ataxia; tau-related diseases including Alzheimer’s disease, frontotemporal dementia, or FTD, and progressive supranuclear palsy, or PSP: and alpha-synuclein related diseases including Parkinson’s disease and other synucleinopathies. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for certain of our product candidates in the United States, Europe, and Japan.

We are evaluating our most advanced clinical candidate, VY-AADC (which Neurocrine refers to as NBIb-1817), or VY-AADC (NBIb-1817), for the treatment of Parkinson’s disease, through the Neurocrine Collaboration in the RESTORE-1 Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The RESTORE-1 Phase 2 trial has a planned enrollment of approximately 85 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. Patients who meet the eligibility criteria will be randomized (2:1) to one-time administration of VY-AADC (NBIb-1817) (for a total dose of up to 2.5×1012 vector genomes, or vg) or placebo surgery, respectively.

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Huntington’s disease, ALS, Friedreich’s ataxia, tau-related neurodegenerative diseases and diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies. In June 2019, in connection with the restructuring of our gene therapy relationship with Sanofi Genzyme, we decided to reallocate resources to our Huntington’s disease program and new discovery efforts. We are currently engaged in the ongoing conduct and review of preclinical studies for our Huntington’s disease program, VY-HTT01, and expect to provide an update on the program in the second quarter of 2020, including plans to file an investigational new drug, or IND, application. We intend to seek a partner to advance our preclinical program for SOD1 ALS and no longer expect to file an IND application for our ALS program prior to partnering.

Additional preclinical studies are underway including steps to optimize a lead clinical candidate for the treatment of Friedreich’s ataxia in connection with the Neurocrine Collaboration. We are collaborating with AbbVie on two separate programs for the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies. These programs are in the research stage and focused on tau-related and alpha-synuclein related diseases, respectively.

In addition to the programs described above, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. In early 2019, we presented on our discovery and development of novel AAV capsids that cross the blood brain barrier, or BBB, after intravenous, or IV, administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest. As part of that effort, our scientists have developed a proprietary system called Tropism Redirection of AAV by Cell Type-Specific Expression of RNA, or TRACERTM, to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. Multiple capsid variants have been identified with up to 1,000-fold improvement of central nervous system transduction in mouse models over AAV9 following IV administration after three rounds of selection. We are applying the TRACER system towards selecting AAV capsids with improved BBB-penetrant properties in non-human primates.

Finally, we have developed our own real-time, intra-operative, MRI compatible device, the Variable Trajectory Array Guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drugs and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the U.S. Food and Drug Administration, of the FDA, provided 510(k) clearance for V-TAG. We are currently working with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT on process development and manufacturing of the device, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to CLPT. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1b clinical trial of VY-AADC (NBIb-1817) and Phase 1 posterior trajectory trial. Investigators in the RESTORE-1 Phase 2 clinical trial may use either the V-TAG or the ClearPoint System.

Sanofi Genzyme Collaboration

In February 2015, we entered into a strategic collaboration with Sanofi Genzyme to leverage our combined expertise and assets to develop AAV gene therapies for certain severe neurological diseases. Under the agreement, we received $65.0 million in upfront cash, a $30.0 million upfront equity investment, and an in-kind commitment of $5.0 million, totaling $100.0 million. At the inception of the agreement, we were eligible to receive up to $745.0 million in option and milestone payments while retaining U.S. commercial rights to most programs. Under the terms of the collaboration, we granted Sanofi Genzyme an exclusive option (i) to license, develop and commercialize ex-U.S. rights to VY-AADC (NBIb-1817) for Parkinson’s disease, or the VY-AADC Program, VY-FXN01 for Friedreich’s ataxia, or the FA Program, VY-HTT01 for Huntington’s disease, or the Huntington’s Program, and a future program to be designated by Sanofi Genzyme, or the Future Program, which we refer to collectively as the Split Territory Programs;

(ii) to license, develop and commercialize worldwide rights to VY-SMN101, our spinal muscular atrophy program; and (iii) to co-commercialize VY-HTT01 in the United States. Each of Sanofi Genzyme’s options to a Split Territory Program is triggered following the completion of the first proof-of-principle human clinical study, or POP Study, on a program-by-program basis.

In October 2017, Sanofi Genzyme notified us that it had decided not to exercise its option for the ex-U.S. rights to the VY-AADC Program. As a result, we were no longer entitled to receive $45.0 million and $60.0 million of regulatory and commercial milestone payments from Sanofi Genzyme, respectively, related to the VY-AADC Program. If we use certain Sanofi Genzyme technology in VY-AADC (NBIb-1817), Sanofi Genzyme is entitled to receive low-single-digit royalty payments based on a percentage of net sales by us, and we may be obligated to make certain regulatory milestone payments to a third-party licensor.

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, the FA Program, and the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective proof of principle human clinical studies, or POP Studies. As a result, we gained worldwide rights to the Huntington’s Program, and ex-U.S. rights to the FA Program. In accordance with our Collaboration and License Agreement with Neurocrine, or the Neurocrine Collaboration Agreement, the ex-U.S. rights to the FA Program then passed to Neurocrine. Additionally, we and Sanofi Genzyme entered into the Amended and Restated Option and License Agreement related to certain AAV capsids, or the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme obtains exclusive option rights to select up to two novel AAV capsids owned or controlled by us for exclusive use for up to an aggregate of two non-central nervous system, or non-CNS indications.

Under the Sanofi Genzyme Termination Agreement, we made a $10.0 million upfront payment to Sanofi Genzyme and have agreed to pay a $10.0 million milestone payment to Sanofi Genzyme within fifteen days of the filing of an IND application for a product candidate incorporating certain intellectual property rights developed under or substantially related to, the Huntington’s Program, which we refer to as a Post-Termination HD Product. We have agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program, which we refer to as Post-Termination FA Products, that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. We have also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, we had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

AbbVie Tau Collaboration

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, or the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system, or CNS, and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the AbbVie Tau Collaboration Agreement, we received an upfront payment of $69.0 million and may receive future option fees, development and regulatory milestone payments and royalties. Under the terms of the AbbVie Tau Collaboration Agreement, we have agreed to perform specified research, preclinical, and Phase 1 development activities regarding vectorized antibodies directed against tau, after which AbbVie may select one or more vectorized antibodies to proceed into IND-enabling studies and clinical development. We are responsible for the research, IND-enabling studies, and Phase 1 clinical trial activities and costs. Following the completion of Phase 1 clinical development, AbbVie has an option to license the vectorized tau antibody program and would then lead further clinical development and global commercialization for the product candidates pursuant to the AbbVie Tau Collaboration Agreement. We may earn up to $215.0 million in option exercise fees for such preclinical and Phase 1 development activities. In addition to the upfront payment and the potential option exercise payments, we are eligible to receive up to $895.0 million in development and regulatory milestones for each vectorized tau antibody compound. We are also eligible to receive tiered, escalating royalties in a range, subject to certain specified exceptions, from a high-single digit to a mid-to-high teen percentage of the global net sales of the vectorized antibodies for tauopathies, including Alzheimer’s disease and other neurodegenerative diseases. We also have an option to share in the costs of clinical development for higher royalty rates. Under the terms of the AbbVie Tau Collaboration Agreement, each party will own the entire right, title and interest in and to all know-how and patent rights first made or invented solely by it or its affiliates or its or their sublicensees in the course of the collaboration, with certain specified exceptions. We have also agreed to grant AbbVie a worldwide license to certain know-how and patent rights developed by us or jointly by the parties arising from the collaboration.

AbbVie Alpha-Synuclein Collaboration

In February 2019, we entered into an exclusive collaboration and option agreement with AbbVie, or the AbbVie Alpha-Synuclein Collaboration Agreement, for the development and commercialization of vectorized antibodies directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and may receive future option fees, development, regulatory, and commercial milestone payments, and royalties. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds, or Research Compounds, comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration is comprised of a research period and a development period. We are obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie. We are obligated to use diligent efforts to conduct antibody engineering and other research activities to create the Research Compounds and to develop product candidates containing or comprised of such Research Compounds, which we refer to as Product Candidates. We are solely responsible for the costs and expenses during the research period. During a specified portion of the Research Period, AbbVie may exercise one or more of its exclusive development options to select up to a total of four Research Compounds and their corresponding Product Candidates to proceed to the development period, after which AbbVie may exercise its option to license such Product Candidates following Phase 1 results, for which we may earn up to $245.0 million in option exercise payments in aggregate. In addition to the upfront payment and the potential option exercise payments, we are eligible to receive up to $727.5 million in development and regulatory milestones for each licensed Research Compound, or Licensed Compound. We are also eligible to receive tiered, escalating royalties, in the mid-single-digit percentage range on aggregate net sales of a corresponding product candidate, or a Licensed Product on a Licensed Compound by Licensed Compound basis, as well as up to $500.0 million in commercial milestone payments based on aggregate annual net sales thresholds of Licensed Products. The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits. Subject to certain exceptions, we and AbbVie have each agreed to be financially responsible for all payments owed to a third party with which it has contracted for any use of in-licensed intellectual property under the AbbVie Alpha-Synuclein Collaboration Agreement.

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including the VY-AADC Program, FA Program, and two programs, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective in March 2019 following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of customary closing conditions. Under the terms of the Neurocrine Collaboration Agreement, we received an upfront payment of $115.0 million and may receive future development and regulatory milestone payments and royalties. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. Our ex-U.S. rights to the FA Program were transferred to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to the FA Program to Neurocrine, we and Neurocrine amended the Neurocrine Collaboration Agreement and we received a $5.0 million payment from Neurocrine. We are obligated to use commercially reasonable efforts to develop the products in each of these programs under the terms of the Neurocrine Collaboration Agreement. Neurocrine is responsible for all costs incurred by us in conducting these activities for each program, in accordance with an agreed budget.

Under the terms of the Neurocrine Collaboration Agreement for the VY-AADC Program, Neurocrine will fund the clinical development of the RESTORE-1 Phase 2 clinical trials for VY-AADC (NBIb-1817). After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (i) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (ii) grant Neurocrine full global commercial rights in exchange for milestone payments and royalties based on global sales. Under the terms of the Neurocrine Collaboration Agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (i) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement, or (ii) grant Neurocrine full worldwide commercial rights in exchange for milestone payments and royalties based on global sales, subject to Sanofi Genzyme’s option to commercialize the FA Program in countries outside the United States. Under the terms of the Neurocrine Collaboration Agreement for the two Discovery Programs, Neurocrine will fund the development of those programs and we have the right to earn milestone payments and royalties based on global sales.

In addition to the upfront payment, we are eligible to receive aggregate development milestone payments under (i) the VY-AADC Program of up to $170.0 million, (ii) the FA Program of up to $195.0 million, and (iii) each of the Discovery Programs of up to $130.0 million each. We may also be entitled to receive aggregate commercial milestone payments for each collaboration product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all programs of $1.1 billion. We are also eligible to receive royalties, based on future net sales of the collaboration products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC Program, from the mid-teens to thirty and the low-teens to twenty, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively.

Mission and Strategy

Our mission is to become the world leader in AAV gene therapy focused on treating severe neurological diseases by developing transformative therapies. Our strategy to achieve this mission is to:

●	Optimize and advance VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease. Our most advanced clinical candidate, VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease is included in the Neurocrine Collaboration. We continue to evaluate the dosing and delivery of VY-AADC (NBIb-1817) to determine the optimal and safe dose to achieve meaningful clinical benefit for patients with Parkinson’s disease. We are evaluating the delivery of VY-AADC (NBIb-1817) in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, and separately, we are exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory (i.e., back of the head surgical delivery route) in a Phase 1 clinical trial (PD-1101 and PD-1102, respectively). PD-1101 is an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC (NBIb-1817) to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC (NBIb-1817) in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label, Phase 1 clinical trial exploring a posterior trajectory for VY-AADC (NBIb-1817) that enrolled eight patients with advanced Parkinson’s disease. We have completed enrollment in both PD-1101 and PD-1102 and continue to follow patients enrolled in these trials. Preliminary data from both trials demonstrate that VY-AADC (NBIb-1817) has been well-tolerated, and that administration with VY-AADC (NBIb-1817) improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials. Results from PD-1101 were reported beginning in late 2016 and most recently in November 2018. In May 2019, we provided 12-month results from PD-1102.

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s, two adequate and well-controlled clinical trials are suggested. Based upon feedback received from the FDA, we and Neurocrine have amended the RESTORE-1 clinical trial protocol to support a future registration filing, if successful, for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments include increasing the planned enrollment to approximately 85 patients, from the previously planned 42 patients, and adjusting future enrollment in the trial to randomize patients 2:1 to VY-AADC (NBIb-1817) or placebo surgery, respectively, compared to the previous 1:1 randomization. The eligibility criteria remain the same, including patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary.

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012  vgs which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the PD-1101 Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

●	Build and advance a pipeline of gene therapy programs focused on severe neurological diseases. Beyond our clinical-stage program for Parkinson’s disease, we have a deep pipeline of AAV gene therapy programs in various stages of preclinical development. We believe that our leadership position in AAV gene therapy for severe neurological diseases and our gene therapy platform provide us with the necessary capabilities to evaluate and capitalize on external opportunities. As such, we plan to opportunistically expand our pipeline through acquisition, in-licensing or other strategic transactions.
●	Continuously invest in our AAV gene therapy platform. We plan to continuously invest in our gene therapy platform to maintain our leadership in AAV gene therapy for neurological diseases. Specifically, we intend to further develop and enhance our gene therapy platform by focusing on (i) vector engineering and optimization; (ii) manufacturing; and (iii) dosing and delivery techniques. We plan to continue generating novel AAV vectors by engineering and optimizing vectors best suited to a targeted disease. We have built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale. We expect to utilize established and novel techniques for dosing and delivery of our AAV gene therapies to the CNS.

●	Establish a leadership position in commercial-scale, high quality AAV manufacturing. We believe that manufacturing capacity and expertise are critical to successfully treating patients using gene therapy. We have established relationships with multiple current good manufacturing practices, or cGMP, contract manufacturers. Previously, through our collaborations with MassBiologics, an FDA-licensed manufacturer affiliated with the University of Massachusetts Medical School, we initiated cGMP production activities. More recently, we announced additional agreements with Brammer Bio and with Fujifilm Diosynth Biotechnologies, established contract manufacturers that specialize in gene therapy and AAV vectors. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV vectors at scale in insect-derived cells, originally invented and developed by several current and former members of our production team while at the National Institutes of Health, or NIH, which we continue to improve upon. We believe that having oversight through these key relationships over our own commercial manufacturing process is critical to ensuring quality product with commercial yields.

●	Retain commercialization rights to our programs. We hold worldwide rights for our Huntington’s Program and ALS Program. We have retained co-development and co-commercialization rights for the VY-AADC Program and FA Program under our Neurocrine Collaboration. As these and other programs advance through late-stage clinical development, we intend to build our own sales and marketing infrastructure and leverage our partnerships to support our programs where we have retained commercialization rights. Collaborations represent an important advance in our strategy to leverage our AAV gene therapy platform and programs through collaborative partnerships with biopharmaceutical companies that bring complementary expertise, capabilities, and experience, in addition to capital.
●	Expand our intellectual property portfolio. We seek to have an industry leading intellectual property portfolio. To that end, we seek patent rights for various aspects of our programs, including vector engineering and construct design, our production process, and all features of our clinical products including compositions and methods of delivery. We expect to continue to expand our intellectual property portfolio by aggressively seeking patent rights for promising aspects of our gene therapy platform and product candidates.

AAV Gene Therapy for Neurological Diseases

Gene therapy is an approach whereby gene expression is directly altered in patients to address the underlying cause or predominant manifestations of disease. We believe that the targeted nature of gene therapy may enable powerful treatment options and provide these patients with meaningful and durable benefits.

While AAV gene therapy can potentially be harnessed for multiple treatment methods, we are currently focused on gene replacement, gene knockdown and vectorized antibody approaches. Gene replacement is intended to restore the expression of a protein that is not expressed, expressed at abnormally low levels or functionally mutated with loss of function. Gene knockdown, or gene silencing, is intended to reduce the expression of a pathologically mutated protein that has detrimental effects. Vectorizing an antibody for delivery using AAV has the ability to increase exposure of large antibodies in brain parenchyma that otherwise cannot cross the BBB in any meaningful way when administered passively.

Our gene therapy approach uses AAV vectors which we believe are ideal vectors for gene therapy for several reasons:

Broad Applicability. AAV is able to transduce, or transfer a therapeutic gene, into numerous cell types including target cells in the CNS.

Safety. AAV is believed to be safe and is not known to cause any disease in humans. No vector-related serious adverse effects, or SAEs, have been reported in patients treated with AAV gene therapy to date.

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

Targeted Delivery. Advances in delivery techniques allow for direct delivery of AAV vectors to discrete regions in the brain, broader delivery throughout the spinal cord via the cerebrospinal fluid, or CSF, or systemically in conjunction with our novel capsids.

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

We are currently focused on gene replacement and gene knockdown approaches, and we are also actively exploring additional potential treatment methods that can utilize an AAV vector, including the direct delivery of monoclonal antibodies to the CNS (such as in our collaborations with AbbVie), as well as gene editing to correct or delete a gene in the cell genome.

The Voyager Gene Therapy Platform

We have built a gene therapy platform that we believe positions us to be the leading company at the intersection of AAV gene therapy and severe neurological diseases. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV gene therapies to target cells that are critical to the disease of interest either directly with targeted infusions to discrete regions of the brain, the spinal cord, or systemically. We believe that optimizing each of these parameters is a key factor for overall program success. We expect that our current and future pipeline programs will make use of technological advances generated with our gene therapy platform.

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

In addition to the criteria above, we also look for groups of diseases where our knowledge can be transferred. For instance, we believe that some of the delivery parameters and imaging techniques that are employed in the VY-AADC Program can be applied to AAV gene therapy delivery for Huntington’s disease or other diseases where direct, targeted delivery to the brain is warranted.

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

Optimized Delivery and Route of Administration

Identifying the optimal route of administration and delivery parameters for AAV gene therapy, such as infusion volume, flow rate, vector concentration and dose and formulation for a specific disease, are critical to achieving safe and effective levels of transgene expression in the targeted location in the CNS. We aim to develop clinically feasible protocols that yield reproducible results across patients. For the VY-AADC Program and Huntington’s Program, we are pursuing direct injection into the brain, called intraparenchymal injection. For our ALS SOD1 program and the FA Program, we are evaluating multiple routes of administration including injection into the CSF within the cerebrospinal space, called intrathecal injection, as well as intravenous injection, intraparenchymal injection, and other delivery alternatives.

V-TAGTM-guided Intraparenchymal Injection to the Brain

The surgical approach that we are using for VY-AADC (NBIb-1817) is similar, in some respects, to the stereotactic approach used for deep brain stimulation, or DBS, a marketed device-based treatment for Parkinson’s disease. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen using real-time, intra-operative, magnetic resonance imaging, or MRI, to avoid specific blood vessels to reduce the risk of potential hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate Phase 1 posterior trajectory trial used the real-time, intra-operative, MRI system called the ClearPoint System® from CLPT. However, not all neuro-surgical units within the United States utilize this system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging.

Consequently, we developed V-TAG™ as our own device for use as a real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems for this and other surgical procedures. In July 2018, we received 510(k) clearance from the FDA. In March 2019, we transferred our premarket notification (510(k)) clearance to CLPT and continue to work with CLPT on the manufacturing and clinical supply of the device. We believe that our experience gained from the VY-AADC Program, including the potential use of V-TAG, can be applied to AAV gene therapy delivery for our Huntington’s Program and possibly other projects as well.

Overview of Intraparenchymal Delivery

Courtesy of: Okinawa Institute of Science and Technology.

Overview of Our Pipeline

We have leveraged our gene therapy platform to assemble a pipeline of novel AAV gene therapies for the treatment of severe neurological diseases with high unmet medical need. Depending on the disease, our current AAV gene therapies will use a gene replacement, gene knockdown, or vectorized antibody approach. Our goal is to address the underlying cause or the predominant manifestations of a specific disease by significantly increasing or decreasing expression of the relevant proteins at targeted sites within the CNS.

Parkinson’s Disease: VY-AADC Program

Disease and VY-AADC (NBIb-1817) Overview

Parkinson’s disease is a chronic, progressive and debilitating neurodegenerative disease that affects approximately 1 million people in the United States and 10 million people worldwide. Parkinson’s disease is characterized by a loss of dopamine and its function. Dopamine is a chemical “messenger” that is produced in the brain and is involved in the control of movement. Some chemicals, like dopamine, are made from other chemicals by proteins called enzymes. Dopamine is made in the brain when the enzyme AADC (aromatic l-amino acid decarboxylase) converts the chemical levodopa to dopamine. Levodopa, AADC, and dopamine are each present at normal levels in healthy people.

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

Our investigational gene therapy VY-AADC (NBIb-1817) is designed to put the AADC enzyme into brain cells where it can convert levodopa to dopamine. To do this, the AADC gene is delivered inside a transporter called “adeno-associated viral vector,” which we refer to as AAV, much like a letter that carries the instructions the brain needs to make the AADC enzyme with the AAV as the envelope that carries the letter.

The Unified Parkinson’s Disease Rating Scale, or UPDRS, is a standard and widely used four-part clinical rating scale for Parkinson’s disease that evaluates cognitive, functional, and motor deficits, as well as medication-related complications. UPDRS Part III measures motor function by physician examination. The UPDRS is conducted when patients are taking their Parkinson’s disease medications (referred to as “on” medication) and when patients are not taking their Parkinson’s disease medications (referred to as “off” medication). In addition, a patient-completed Hauser diary records the patient’s motor response over the course of several days as ON time when they have good mobility with or without non-troublesome dyskinesia, or uncontrolled, involuntary movement; OFF time when they have poor mobility; and ON time with troublesome dyskinesia when they have uncontrolled movements. As shown in the figure below, diary ON time decreases, while OFF time and dyskinesias increase as patients progress from the early honeymoon period into later stages of Parkinson’s disease.

Overview of Progression of Parkinson’s Disease (PD)

Time Post-Diagnosis
Early PD
Moderate PD
Advanced PD
Honeymoon Period
~3-5 yr
Predictable
Unpredictable
Dyskinesia
On Time
Off Time
L-Dopa Doses
Motor Fluctuations
Our Approach: Turn Back the Clock

Previous Phase 1 Clinical Trials

In a completed open-label Phase 1 clinical trial conducted at the University of California, San Francisco, or UCSF, VY-AADC (NBIb-1817) was delivered directly to the putamen of Parkinson’s disease patients. The primary endpoints of this trial were safety and tolerability of VY-AADC (NBIb-1817). These endpoints were met as VY-AADC (NBIb-1817) was well-tolerated and no treatment related SAEs were reported. Furthermore, pharmacologic activity of VY-AADC (NBIb-1817) was observed. This trial was completed prior to our involvement in the program.

The Phase 1 clinical trial at UCSF was conducted in a total of 10 patients with Parkinson’s disease. Two doses of VY-AADC (NBIb-1817) were tested, 9×1010 vector genomes, or vg, and 3×1011 vg, with five patients per dose cohort. The infusion volume was 100µl per putamen, or 200µl per patient. Patients in both cohorts treated with VY-AADC (NBIb-1817) showed modest improvements in motor fluctuations. At six months following treatment, diary OFF time was observed to be reduced by an average of approximately three hours and a corresponding increase in diary ON time without dyskinesias was also observed. In addition, at six months following treatment, an approximately 30% improvement in UPDRS total score both on-medication and off-medication UPDRS Total score, was observed, as shown in the table below.

Summary of UPDRS Results from Phase 1 Trial(1)

(1) Christine et al, Neurology (2009), 73: 1662-1669. The row titled “Low-dose Cohort” represents data from the five patients treated with 9 X 1010 vg of VY-AADC01. The row titled “High-dose Cohort” represents data from the five patients treated with 3 X 1011 vg of VY-AADC01. The row titled “Combined Cohorts” represents data from all ten patients treated with VY-AADC01. The data in the columns under the header “Off medications” represents periods during which patients’ medications were not working as measured by a patient’s total UPDRS score at baseline, before treatment with VY-AADC01, and at six months following treatment with VY-AADC01, along with percent change from baseline to six months and the corresponding p-value. The data in the columns under the header “On medications” represents periods during which patients’ medications were working as measured by a patient’s total UPDRS score at baseline, before treatment with VY-AADC01 and at six months following treatment with VY-AADC01, along with percent change from baseline to six months and the corresponding p-value. A result is considered to be statistically significant when the probability of the result occurring by random chance, rather than from the efficacy of the treatment, is sufficiently low. The conventional method for measuring the statistical significance of a result is known as the “p-value,” which represents the probability that chance caused the result (e.g., a p-value = 0.001 means that there is a 0.1% or less probability that the difference between the control group and the treatment group is purely due to random chance). Because of the small size of this trial, the p-values may not be reliable or repeatable, and may not be duplicated in future trials.

While no gene therapy related SAEs were reported, three patients experienced minor hemorrhages related to the surgical procedure. Two of the hemorrhages were asymptomatic, noticed only on imaging, and one was symptomatic with the patient making an almost complete recovery. Nevertheless, the stereotactic injection protocol used in the surgical procedure was modified to avoid specific blood vessels and no further hemorrhages were reported. In our ongoing Phase 1b clinical trial, we implemented the use of real-time, intra-operative MRI guidance. We believe our use of this intra-operative MRI guidance is a significant advancement in vector delivery.

The 10 patients in this Phase 1 clinical trial were followed for up to four years after treatment, and a durable, dose-dependent expression of AADC enzyme activity was observed. Patients treated with both doses of the gene therapy had an increased positron emission tomography, or PET, signal, or uptake of the [18F]fluoro-L-m-tyrosine tracer indicative of AADC enzyme activity that persisted for up to four years. Patients treated with the high dose gene therapy had a greater PET signal on average when compared to the low dose cohort.

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

A similar Phase 1 clinical trial was conducted at Jichi Medical University, or JMU, in Japan using the same vector that was used in the UCSF trial. The primary endpoint of this trial was safety of the treatment. This endpoint was met as the treatment was well-tolerated and no treatment related SAEs were reported. Six patients were treated in this trial and an enhanced PET signal was observed in a subset of patients monitored 96 weeks following treatment. A second, open-label Phase 1/2 trial was conducted at JMU and terminated in August 2019. The primary endpoint of this trial was also safety. This trial was using lower infusion volumes and total doses compared to our ongoing Phase 1b and Phase 2 clinical trials. Importantly, the JMU trial was not using real-time, intra-operative MRI guidance.

While the prior UCSF and JMU clinical results were encouraging and provided evidence of long-term AADC enzyme expression, the magnitude of the clinical benefits observed did not exceed placebo effects observed in previous surgical therapy trials in Parkinson’s disease patients, and the UCSF and JMU trials were not blinded. Further, based on post-operative imaging and our current work using real-time, intra-operative MRI monitoring, we estimate that less than 10% of the putamen volume was covered by the infusion in these trials, which we believe to be suboptimal distribution of the gene therapy vector in the putamen. We believe that by further optimizing the delivery, dose and infusion volume to substantially increase the coverage of the putamen, a more substantial clinical benefit can be achieved.

VY-AADC (NBIb-1817) Phase 1b Trial (PD-1101)

In 2014, UCSF initiated an open-label Phase 1b clinical trial to optimize the development of VY-AADC (NBIb-1817). The IND for the Phase 1b trial was filed by UCSF in July 2013 and was transferred to us in October 2015. In November 2017, we completed enrolling this open-label, dose-escalating PD-1101 Phase 1b trial of VY-AADC (NBIb-1817). The trial included 15 patients with Parkinson’s disease and was designed to evaluate the safety and efficacy of escalating doses of VY-AADC (NBIb-1817). In this trial, one-time administration of VY-AADC (NBIb-1817) led to improvements in patients’ motor function, and patients were able to reduce their daily levodopa and other Parkinson’s disease medications. To date, administration of VY-AADC (NBIb-1817) has been well-tolerated. In patients treated in this trial, there have been no vector-related serious adverse events reported.

Patients in three cohorts of five patients each were treated with a single administration of ascending doses of VY-AADC (NBIb-1817) administered under MRI guidance to the putamen, a region of the brain associated with impaired motor function in Parkinson’s disease. The primary endpoints of this trial are safety and tolerability of the treatment. This trial incorporates three key design features:

●Use of real-time, intra-operative MRI system during surgery to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of reducing the risk of hemorrhages.
●Larger infusion volumes designed to increase coverage of the putamen with VY-AADC (NBIb-1817).
●Higher concentrations of VY-AADC (NBIb-1817) vector compared to the previously completed UCSF Phase 1 trial.

Secondary endpoints of this trial, which are being used to assess the potential pharmacologic activity of VY-AADC (NBIb-1817), include UPDRS, AADC PET imaging, quality of life, a patient-completed Hauser diary monitoring good ON time without troublesome dyskinesia, and a behavioral test using intravenous levodopa treatment to measure changes in a patients’ sensitivity to levodopa as well as endpoints to measure motor functions.

In November 2018, we updated interim results from the ongoing, open-label Phase 1b clinical trial of VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease. Interim results include data from all 15 patients treated in Cohorts 1, 2 and 3 (five patients in each cohort) including data from patients in Cohort 1 at three years, Cohort 2 at two years and Cohort 3 at 18 months. Cohort 1 patients received a single administration of VY-AADC (NBIb-1817) at a concentration of 8.3×1011 vg per milliliter, or vg/ml, using an infusion volume of up to 450 µL per putamen, or up to 900 µL per patient, for a total dose of 7.5×1011 vg. Cohort 2 patients received a single administration of VY-AADC (NBIb-1817) at a concentration of 8.3×1011 vg/ml, using an infusion volume of up to 900 µL per putamen, or up to 1,800 µL per patient, for a total dose of 1.5×1012 vg. Cohort 3 patients received a three-fold higher vg concentration of 2.6×1012 with the same infusion volumes of VY-AADC (NBIb-1817) similar to those received by Cohort 2 patients (up to 900 µL per putamen), for a total dose of up to 4.5×1012 vg.

Administration of VY-AADC (NBIb-1817) has been well-tolerated in all fifteen patients treated in the three cohorts with no reported vector-related SAEs. Fourteen of the 15 patients were discharged from the hospital within two days following surgery. As previously reported, one patient experienced two SAEs: a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. Investigators determined that these SAEs were most likely related to immobility during the administration of the product; consequently, deep vein thrombosis prophylaxis has been added to the clinical trial protocol.

Key findings from this trial to date include:

●	The use of real-time, MRI-guided delivery and increasing infusion volumes resulted in progressively greater coverage of the putamen, 21% mean coverage of the volume of the putamen with VY-AADC (NBIb-1817) in Cohort 1, 34% mean coverage in Cohort 2, and 42% mean coverage in Cohort 3.
●	VY-AADC (NBIb-1817) treatment resulted in a 13% increase, a 56% increase, and a 79% increase in mean putaminal AADC enzyme activity in Cohort 1, 2, and 3, respectively, at six months relative to baseline as measured by [18]F-Dopa PET scan. Coverage of the putamen and AADC enzyme activity were highly correlated (r=0.84, p=0.0002).
●	One-time administration of VY-AADC (NBIb-1817) resulted in reduced daily doses of oral levodopa and related medications. Six months after VY-AADC (NBIb-1817) administration, patients in Cohort 1 had a reduction in levodopa equivalent daily dose, or LED, of 15%, Cohort 2 had a LED reduction of 33%, and Cohort 3 had a LED reduction of 42%. LED reductions were maintained through last follow up in Cohort 2 (24 months) and Cohort 3 (18 months).

Patients enrolled in Cohorts 1, 2 and 3 were:

●On average, 58 years of age with a Parkinson’s disease diagnosis for an average of 10 years.
●	Candidates for surgical intervention including deep-brain stimulation due to disabling motor complications despite treatment with optimal anti-Parkinsonian medication.
●	At baseline, the average patient diary ON time without troublesome dyskinesia was 10.5 hours and, average diary OFF time was 4.6 hours; both diary measures were normalized to a 16-hour waking day.
●	Average UPDRS-III (motor function) on medication score was 13.5 and UPDRS-III off-medication score was 37.1; average UPDRS-II (activities of daily living) on medication score was 3.9 and UPDRS-II off medication score was 16.5. Patients in Cohort 3 entered the trial with more severe dyskinesia at baseline than patients in Cohorts 1 and 2 based on the Unified Dyskinesia Rating Scale, with a mean score of 30.2 for Cohort 3 compared with a mean score of 19.2 and 17.4 for Cohorts 1 and 2, respectively.
●	At baseline, patients were treated with optimal levels of multiple dopaminergic medications including, in many cases, amantadine for the treatment of dyskinesia, or uncontrolled or involuntary movements. Patients’ average amount of Parkinson’s disease medications at baseline was 1,526 mg of oral LEDs per day.

The results continue to demonstrate durable improvements across multiple measures of patients’ motor function after a one-time administration of the gene therapy, as evidenced by the patients’ diaries and UPDRS-III, and quality of life assessments. The update of results from the ongoing PD-1101 Phase 1b trial of VY-AADC (NBIb-1817) include a 2.1-hour mean improvement in good ON time from baseline to three years for patients in Cohort 1, a 2.7-hour mean improvement from baseline to two years in Cohort 2, and a mean improvement of 1.7 hours from baseline to 18 months in Cohort 3 as shown in the table below.

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

VY-AADC (NBIb-1817) Phase 1 Posterior Trajectory Clinical Trial (PD-1102)

In the PD-1102 Phase 1 clinical trial, we explored a posterior, or back of the head, trajectory administration of VY-AADC (NBIb-1817) to the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the PD-1101 Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC (NBIb-1817) with the anatomical structure of the putamen, which reduces the number of trajectories needed and potentially reduces the total procedure time and increases the total coverage of the putamen. Administration of VY-AADC (NBIb-1817) with this posterior approach has been well-tolerated in the eight patients treated with no reported SAEs. Most patients were discharged from the hospital the day after surgery. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a total dose of up to 9.0×1012 vg compared with a total dose of up to 4.5×1012 vg in Cohort 3. In May 2019, we provided 12-months results from PD-1102.

Recent results from PD-1102

The PD-1102 trial included eight patients with advanced Parkinson’s disease. On average the baseline characteristics of patients enrolled in PD-1102 were generally consistent with the baseline characteristics of patients enrolled in PD-1101. In PD-1102, patients were on average 57 years of age with a Parkinson’s disease diagnosis for an average of nine years, and all patients were not responding adequately to oral medications and were candidates for surgical intervention due to disabling motor complications. At baseline, PD-1102 patients’ mean good ON time was 9.1 hours and mean OFF time when they have poor mobility was 6.8 hours.

Administration of VY-AADC (NBIb-1817) with the posterior trajectory resulted in a mean coverage of the putamen of 54% and reduced the infusion time by approximately two hours (from a mean of 5.2 hours to a mean of 3.1 hours) compared to PD-1101. In PD-1102, treatment with VY-AADC (NBIb-1817) increased mean AADC enzyme activity in the putamen as measured by PET using [18F] fluorodopa, which we refer to as 18F-DOPA PET scan, by 85%. AADC enzyme activity in the putamen as measured by PET using 18F-DOPA reflects the capacity of neurons in the brain to convert levodopa to dopamine.

Treatment with VY-AADC (NBIb-1817) in PD-1102 improved patients’ motor function from baseline to twelve months across multiple assessments. These assessments include patient self-reported diary ON and OFF times, including good ON time, UPDRS, and activities of daily living measures. In addition, improvements in patients’ motor function were achieved with a mean 28% reduction in Parkinson’s disease medication dosage (measured as levodopa equivalents) from a baseline level of 1,500 mg/day when measured at 6 and 12 months.

Treatment with VY-AADC (NBIb-1817) improved patients’ mean good ON time by 1.7 hours from baseline and reduced mean OFF time by 2.2 hours from baseline to 12 months. Exploratory analyses in PD-1101 suggested that patients with high dyskinesia or an impulse control disorder, or ICD, at baseline may show different outcomes, especially in patient-reported diary measures. Clinical assessment of the subgroup of patients (n=4) with no or low baseline dyskinesia as measured by the Unified Dyskinesia Rating Scale score (≤ 30) and absence of ICD at baseline as determined by the investigator indicated that VY-AADC (NBIb-1817) improved good ON time from baseline by 3.2 hours and reduced OFF time by 3.2 hours in patients at 12 months.

In addition to motor function, VY-AADC (NBIb-1817) improved patients’ quality of life as measured by the patient-reported 39-item Parkinson’s Disease Questionnaire, known as PDQ-39. For PDQ-39, VY-AADC (NBIb-1817) improved (reduced) patients’ score by a mean change from baseline to 12 months of -7.6. Infusions of VY-AADC (NBIb-1817) have been well-tolerated in the eight patients treated in PD-1102 with no SAEs reported.

We continue to follow patients from PD-1101 and PD-1102, and plan to report updated results from these trials in 2020. We and Neurocrine expect to present three-year data on all three cohorts (15 total patients) of the PD-1101 trial, as well as two-year data from the PD-1102 trial (8 total patients), at one or more medical congresses in 2020.

In January 2019, we entered into the Neurocrine Collaboration which includes the VY-AADC Program. In accordance with the Neurocrine Collaboration Agreement, we transferred the INDs for the VY-AADC Program to Neurocrine in 2019. Neurocrine is now responsible for all regulatory interactions. We are responsible for performing the day-to-day activities of the program development including manufacturing and clinical activities for the RESTORE-1 Phase 2 clinical trial.

VY-AADC (NBIb-1817) RESTORE-1 and RESTORE-2 Program

In December 2017, we submitted an IND for VY-AADC (NBIb-1817) to the FDA. As part of this IND, the chemistry, manufacturing, and controls section included data demonstrating comparability between VY-AADC (NBIb-1817) using our baculovirus/Sf9 manufacturing process and VY-AADC (NBIb-1817) produced using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 clinical trials. Both were produced under cGMP. Our baculovirus/Sf9 manufacturing process is designed for production of AAV vectors at clinical and commercial scale, with the potential for increased yields and efficient scalability compared with mammalian-based systems. We have demonstrated that this production platform change resulted in comparable vector quality and activity. We are using VY-AADC (NBIb-1817) manufactured in our baculovirus/Sf9 system in the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial. In June 2018, the FDA granted RMAT designation for the VY-AADC Program gene therapy treatment, which provides for an enhanced level of interactions between the company sponsor and the FDA throughout the development program. The designation was based on our Phase 1b clinical data with VY-AADC (NBIb-1817). The FDA has also granted fast-track designation for VY-AADC (NBIb-1817).

In December 2018, we announced randomization of the first patient in the RESTORE-1 registrational Phase 2, randomized, double-blind, placebo-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. We received written feedback from the FDA, including FDA guidance received during the Type B meeting, that in a disease such as Parkinson’s, two adequate and well-controlled clinical trials are suggested. Based upon feedback received from the FDA, we and Neurocrine have amended the RESTORE-1 clinical trial protocol to support a future registration filing, if successful, for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments include increasing the planned enrollment to approximately 85 patients from the previously planned 42 patients, and adjusting future enrollment in the trial to randomize patients 2:1 to VY-AADC (NBIb-1817) or placebo surgery, respectively, as compared to the previous 1:1 randomization. The eligibility criteria remain substantially the same: the trial is potentially available to patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. The protocol amendments are anticipated to facilitate enrollment and patient convenience, but implementation of the protocol amendments will lengthen the trial enrollment period. We and Neurocrine expect to provide an update on the RESTORE-1 enrollment timeline following implementation of the protocol amendment.

The primary efficacy endpoint of RESTORE-1 is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months compared to placebo. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the UPDRS-II and

UPDRS-III scores, assessments from the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression, or CGI, score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale, or NMSS, as well as safety. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

Biomarker data include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by PET using 18F-DOPA.

We anticipate initiation of the RESTORE-2 Phase 3 clinical trial in the second half of 2020. We anticipate that, if positive, results from the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial could potentially form the basis for submission of a biologics license application, or BLA, to the FDA for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease .

Huntington’s Program: VY-HTT01

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

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treating Huntington’s disease. Since HTT gene mutations that cause Huntington’s disease are toxic gain-of-function mutations, we believe that we can employ an AAV gene therapy approach designed to knock down expression of the HTT gene. In addition, the targeted cells for treatment primarily reside in discrete regions of the brain - the striatum and the cortex - that can be targeted with AAV gene therapy delivered directly into the brain. The mechanism of action of VY-HTT01 is knockdown of HTT gene expression in neurons in the striatum and cortex, thereby reducing the level of toxicity associated with mutated protein in these brain regions, and slowing the progression of cognitive and motor symptoms. We believe that we can use the same surgical approach for this program that has been used for VY-AADC (NBIb-1817) delivery to the brain, allowing us to leverage prior clinical experience.

Preclinical Studies

In 2015, we entered into the Sanofi Genzyme Collaboration and granted Sanofi Genzyme exclusive options to license, develop and commercialize VY-HTT01 outside the United States and to co-commercialize VY-HTT01 in the United States, among rights to other programs. Accordingly, Sanofi Genzyme’s Huntington’s disease gene therapy program was combined with our efforts at that time. Our collaborators at Sanofi Genzyme had completed significant preclinical work focused on AAV gene therapy for Huntington’s disease. Sanofi Genzyme’s preclinical studies in a mouse model of Huntington’s disease demonstrated the safety and efficacy of AAV gene therapy targeting the knockdown of the HTT gene in the CNS.

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

VY-HTT01 Program Status

In June 2019, we and Sanofi Genzyme executed the Sanofi Genzyme Termination Agreement, under the terms of which Sanofi Genzyme relinquished its rights to the Huntington’s Program, including its rights to the exclusive license options to the Huntington’s Program. As a result, we gained worldwide rights to the treatment program for Huntington’s disease.

VY-HTT01 is currently in preclinical IND-enabling studies. We are currently engaged in the ongoing conduct and review of preclinical studies for our Huntington’s disease program, VY-HTT01, and expect to provide an update on the program in the second quarter of 2020, including plans to file an investigational new drug, or IND, application. We also plan to initiate a prospective observational study of patients with late prodromal and early manifest Huntington’s disease in mid-2020. The longitudinal study will evaluate the clinical and biological evolution of peri-manifest Huntington’s disease patients, including clinical, neuroimaging, molecular, and digital biomarker outcomes. Patients participating in the observational study may also be eligible for later enrollment in the VY-HTT01 Phase 1 clinical trial.

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

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. Based on these studies, we selected VY-SOD102 as our lead candidate. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an AAV capsid and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 and early 2019, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time, infusion after laminectomy to the cervical region of the spinal cord. Preclinical data previously reported included significant reductions of SOD1 mRNA throughout the spinal cord of the Göttingen mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This novel delivery approach with VY-SOD102 yielded well-tolerated and significant reduction of SOD1 mRNA throughout the spinal cord at four weeks post-dosing. In June 2019 in connection with the restructuring of our gene therapy relationship with Sanofi Genzyme, we decided to reallocate resources to our Huntington’s Program and new discovery efforts. We intend to seek a partner to advance our preclinical program for SOD1 ALS and no longer expect to file an IND application for VY-SOD102 prior to partnering.

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

Preclinical Studies

We initially conducted preclinical studies in non-human primates and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the spinal region following intrathecal injection. More recently, we conducted preclinical studies in non-human primates with IV injection and achieved target FXN expression levels within sensory ganglia and the heart. The levels of FXN expression observed using an AAV vector were, on average, greater than FXN levels present in control normal human brain tissue. FXN expression was also observed in the cerebellar dentate nucleus, another area of the CNS that is often affected in Friedreich’s ataxia, and that is often considered difficult to target therapeutically.

Our Program Status

VY-FXN01 is currently in preclinical development in collaboration with Neurocrine. We and Neurocrine are in the process of identifying a lead candidate which will comprise an optimal capsid, promoter, and FXN transgene. We are completing several AAV capsid screening experiments to identify capsids that effectively distribute to disease target tissues in a desired manner following intravenous injection. Criteria for evaluating these capsids include safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced. In addition, we are optimizing the promoter for VY-FXN01. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function, and rescued the Friedreich’s ataxia phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia and identifying potential clinical endpoints for future clinical trials.

Once we and Neurocrine identify a lead candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

Alpha-Synuclein Program

Disease Overview

In healthy individuals, alpha-synuclein is an abundant protein in the brain found in presynaptic terminals and is important for neurotransmitter trafficking. In the diseased brain, altered alpha-synuclein accumulates into inclusions called Lewy Bodies, resulting in impaired brain function and neuronal cell loss. The progressive spread of abnormal alpha-synuclein in the brain closely correlates with progressive neurodegeneration and symptom severity. However, one of the limitations with current weekly or biweekly infusions of biologic therapies for neurodegenerative diseases is that only a small amount of drug is able to make its way into the brain. Our AbbVie Alpha-Synuclein Collaboration seeks to develop a potential one-time treatment using our gene therapy platform to reduce alpha-synuclein pathology and neurodegeneration through the delivery of an AAV vector antibody that encodes the genetic instructions to produce anti-alpha-synuclein antibodies within the brain.

Due to poor transfer of antibodies across the blood brain barrier, preclinical studies in animal models have shown that, despite high weekly or biweekly systemic doses of anti-alpha-synuclein monoclonal antibodies administered over three to six months, only very low levels of antibody reach the brain. This low level of antibodies in the CNS following treatment with very high and frequent systemic doses of antibodies may pose therapeutic challenges in humans with synucleinopathies. To address these limitations, our AbbVie Alpha-Synuclein Collaboration attempts to develop

AAV gene therapies to deliver monoclonal antibodies to the brain directed against alpha-synuclein as potential new treatments for Parkinson’s disease and other alpha-synuclein-related neurodegenerative diseases.

Our Program Status

The alpha-synuclein program is currently in the preclinical stage. We have agreed to collaborate with AbbVie on the research, development, and commercialization of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies. During the research period of our collaboration, we have agreed to conduct specified research activities to construct one or more virus vectors that encode antibodies designated by AbbVie, at our sole expense. AbbVie may exercise one or more of its exclusive development options to select up to a total of four research compounds and the corresponding product candidates to proceed to the development period.

Future Programs

We are evaluating additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach.

Collaborations and License Agreements

AbbVie Tau Collaboration

In February 2018, we entered into the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV and other virus-based gene therapy products for the treatment of neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease.

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

Manufacturing

During both the research period and the development period, we will be solely responsible for the manufacture and supply of all preclinical and clinical requirements for the Research Compounds and Product Candidates. If AbbVie were to exercise its License Option, we would be required, at AbbVie’s request, to effect a full transfer of the manufacturing process for each Licensed Compound and corresponding Licensed Product to AbbVie. Following such transfer, we have agreed to disclose, on a continuing basis, all modifications, enhancements and improvements to manufacturing processes for the Licensed Products, and AbbVie has agreed to grant to us a non-exclusive, royalty-free license to modifications to the manufacturing process made by AbbVie, in each case subject to specified limitations.

Financial Terms

Under the terms of the AbbVie Tau Collaboration Agreement, AbbVie paid us an upfront payment of $69.0 million in February 2018. AbbVie has also agreed to pay us within 30 days after the applicable exercise date: (1) upon AbbVie’s exercise of a Development Option, (a) $80.0 million for the first Selected Research Compound and its corresponding Selected Product Candidate and (b) $30.0 million each for up to two additional Selected Research Compounds and their corresponding Selected Product Candidates, and (2) upon AbbVie’s exercise of the License Option, a one-time payment of $75.0 million. We will be eligible to receive (1) specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease, and $115.0 million for subsequent non-Alzheimer’s disease indication; and (2) tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if we have exercised our cost-sharing option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis. The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits. For each Licensed Product, AbbVie may make a one-time request either to decrease its royalty payments to a specified low-single digit percentage or to terminate them altogether in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties. If the parties are not able to agree to the terms of such buy-down, the parties may seek a fair market value determination for the buy-down pursuant to dispute resolution procedures specified in the AbbVie Tau Collaboration Agreement.

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

Exclusivity

During the term of the AbbVie Tau Collaboration Agreement, (i) neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any vectorized antibody compound targeting a tau protein, which we refer to as Vectorized Antibody Exclusivity, and (ii) neither we nor any of our affiliates is permitted to directly exploit any Research Antibody targeting a tau protein, which we refer to as Research Antibody Exclusivity, in each case subject to specified exceptions, including our conduct of basic research.

Termination

Unless earlier terminated, the AbbVie Tau Collaboration Agreement will expire on the earliest to occur of the expiration of (i) the Development Option Period, without AbbVie’s exercise of a Development Option; (ii) the License Option Period, without AbbVie’s exercise of its License Option; and (iii) the last-to-expire royalty term with respect to all Licensed Products in all countries. Subject to a cure period, either we or AbbVie may terminate the AbbVie Tau Collaboration Agreement, in whole or, in the case of us, in part, subject to specified conditions, in the event of the other party’s uncured material breach. Either we or AbbVie may also terminate, subject to specified conditions, for insolvency of the other party, certain failures or delays to obtain certain regulatory clearances of the collaboration, or a joint determination of scientific infeasibility by the parties. AbbVie may terminate the AbbVie Tau Collaboration Agreement (i) without cause, in its entirety or, after its exercise of the License Option, on a country-by-country basis, with 180 days’ prior written notice or (ii) for our non-compliance with certain anti-bribery or anti-corruption covenants. We may terminate the AbbVie Tau Collaboration Agreement, subject to specified conditions, if AbbVie or its affiliates challenge the validity or enforceability of certain of our, or jointly-held intellectual property rights.

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

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the Neurocrine Collaboration Agreement, upon the expiration or termination of applicable waiting periods and the receipt of any required approvals or clearances including antitrust clearance, we have agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the Neurocrine Programs: the VY-AADC Program for the treatment of Parkinson’s disease, the FA Program for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate, which together with the VY-AADC Program, we refer to as the Existing Programs, and two programs to be determined by us and Neurocrine at a later date, which we refer to as the Discovery Programs.

Collaboration and Licenses

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products, which we refer to as the Collaboration Products, under (i) the VY-AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, all countries in the world in which the Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (iii) each Discovery Program, on a worldwide basis.

As a result of the June 2019 Sanofi Genzyme Termination Agreement, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA program. We subsequently transferred the ex-U.S. rights to the FA Program to Neurocrine pursuant to the Neurocrine Collaboration Agreement. To facilitate our transfer of the ex-U.S. rights to the FA Program to Neurocrine, we and Neurocrine amended the Neurocrine Collaboration Agreement and we received a $5.0 million payment from Neurocrine.

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

Upon the occurrence of a specified event for each Neurocrine Program, or a Transition Event, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For each Existing Program, we have the option, or a Co-Co Option, to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event, or a Co-Co Trigger Event. Should we elect to exercise our Co-Co Option, we have agreed to enter into a cost- and profit-sharing arrangement with Neurocrine, or a Co-Co Agreement, whereby we have agreed to jointly develop and commercialize Collaboration Products for such Neurocrine Program, or Co-Co Products, and share in its costs, profits and losses, and we agree to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Transition Events are (i) with respect to the VY-AADC Program, our receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817); (ii) with respect to the FA Program, our receipt of topline data for the initial Phase 1 clinical trial for an
FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by us and the approval by Neurocrine of an investigational new drug application to be filed with the FDA by Neurocrine for the first development candidate in such Discovery Program. The Co-Co Trigger Events are (i) with respect to the VY-AADC Program, our receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) and (ii) with respect to the FA Program, the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

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

Financial Terms

Under the terms of the Neurocrine Collaboration Agreement, Neurocrine has paid us an upfront payment of $115.0 million. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion.

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

Termination

Unless earlier terminated, the Neurocrine Collaboration Agreement expires on the later of (i) the expiration of the last to expire Royalty Term with respect to a Collaboration Product in all countries in the relevant territory or (ii) the expiration or termination of all Co-Co Agreements. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (a) 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or (b) one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. We may terminate the Neurocrine Collaboration Agreement, subject to specified conditions, if (i) Neurocrine fails to make the equity purchase of 4,179,728 shares of our common stock, for an aggregate purchase price of approximately $50.0 million, or (ii) Neurocrine challenges the validity or enforceability of certain of our intellectual property rights. Subject to a cure period, either party may terminate the Neurocrine Collaboration Agreement in the event of a material breach by the other party in whole or in part, subject to specified conditions. Either party may also terminate the Neurocrine Collaboration Agreement if specified regulatory agencies seek to enjoin the transaction or if the parties are unable to obtain antitrust clearance within 180 days of the applicable antitrust filings.

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

AbbVie Alpha-Synuclein Collaboration

In February 2019, we entered into the AbbVie Alpha-Synuclein Collaboration Agreement with AbbVie for the research, development and commercialization of AAV and other virus-based gene therapy products directed against pathological species of alpha-synuclein for the potential treatment of indications including Parkinson’s disease and other synucleinopathies.

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

Financial

Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie has agreed to pay us an upfront payment of $65.0 million within 15 business days of entry into the AbbVie Alpha-Synuclein Collaboration Agreement. AbbVie has also agreed to pay to us, within 30 days after the applicable exercise date: (i) upon AbbVie’s exercise of a development option, (a) $80.0 million for the first selected research compound and its corresponding selected product candidate and (b) $30.0 million each for up to three additional selected research compounds and their corresponding selected product candidates, and (ii) upon AbbVie’s exercise of the license option, a one-time payment of $75.0 million. We are eligible to receive (i) specified regulatory milestone payments for each licensed compound of up to an aggregate of $450.0 million in the case of a Parkinson’s disease indication and up to $185.0 million in the case of the first indication other than Parkinson’s disease and $92.5 million for a subsequent non-Parkinson’s disease indication; (ii) specified commercial milestone payments for all licensed products for all indications up to an aggregate of $500.0 million; and (iii) tiered, escalating royalties, in the mid-single digit percentage range for aggregate net sales of licensed products on a licensed compound by licensed compound basis. The royalties are subject to potential reductions for biosimilar market penetration, patent claim expiration, and other provisions, subject to specified limits. Subject to certain exceptions, we and AbbVie have agreed to be financially responsible for all payments owed to a third party with which it has contracted for any use of in-licensed intellectual property under the AbbVie Alpha-Synuclein Collaboration Agreement.

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

Exclusivity

During the term of the AbbVie Alpha-Synuclein Collaboration Agreement, (i) neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any vectorized antibody compound targeting the alpha-synuclein protein, or Vectorized Antibody Exclusivity and (ii) neither us nor any of our affiliates is permitted to directly or indirectly exploit any AbbVie Designated Antibody, in each case subject to specified exceptions, including AbbVie’s conduct of basic research.

Termination

Unless earlier terminated, the AbbVie Alpha-Synuclein Collaboration Agreement expires on the earliest to occur of the expiration of (i) the development option period, without AbbVie’s exercise of a development option; (ii) the license option period, without AbbVie’s exercise of its license option; and (iii) the last-to-expire royalty term with respect to all licensed products in all countries. Subject to a cure period, either party may terminate the AbbVie Alpha-

Synuclein Collaboration Agreement, in whole or, in the case of us, in part, subject to specified conditions, in the event of the other party’s uncured material breach. Either party may also terminate, subject to specified conditions, for insolvency of the other party, certain failures or delays to obtain certain regulatory clearances of the collaboration, or a joint determination of scientific infeasibility by the parties. AbbVie may terminate the AbbVie Alpha-Synuclein Collaboration Agreement (i) without cause, in its entirety or, after its exercise of the license option, on a country-by-country basis, with 180 days’ prior written notice or (ii) for our non-compliance with certain anti-bribery or anti-corruption covenants. We may terminate the AbbVie Alpha-Synuclein Collaboration Agreement, subject to specified conditions, if AbbVie or its affiliates challenge the validity or enforceability of certain of our or jointly-held intellectual property rights.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis AG in 2018), or AveXis, Axovant Sciences Ltd., or Axovant, Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc., GenSight Biologics SA, Homology Medicines, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc., PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, StrideBio, Inc., and uniQure NV, or uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC (NBIb-1817) will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie, as well as other novel, non-oral forms of levodopa in development, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA (CVT-301), and Sunovion Pharmaceuticals’, or Sunovion’s, sublingual apomorphine, APL-130277. Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Axovant is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018). MeiraGTx is developing AAV-GAD, acquired from Vector Neurosciences, Inc. in 2018.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	VY-HTT01 for Huntington’s disease will potentially compete with RG6042 (IONIS-HTTRx) being developed by Roche in collaboration with Ionis Pharmaceuticals, Inc., or Ionis, WVE-120101 and WVE-

120102 being developed by WAVE Life Sciences Ltd. in collaboration with Takeda Pharmaceutical Company Limited, or Takeda, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Shire plc, and gene therapies being developed by uniQure and Spark;
●	VY-SOD102 for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by AveXis and Apic Bio, Inc.;VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., and AveXis;
●	Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and
●	Our alpha-synuclein program for synucleinopathies, including Parkinson’s disease, Lewy Body Dementia, and multiple system atrophy, will potentially compete with alpha-synuclein antibodies being developed by Roche in collaboration with Prothena Corporation, Biogen in collaboration with Neurimmune AG, AstraZeneca plc in collaboration with Takeda, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

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

Intellectual Property

Overview

We strive to protect the proprietary technology, inventions, and know-how to enhance improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, improve and maintain the strength of our position in the field of gene therapy that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

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

We have 272 patent applications pending in the United States and foreign jurisdictions. At least 27 patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 72 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, 106 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with 45 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods of designing novel AAV constructs, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Parkinson’s Disease

We own five pending patent families with three issued patents and 55 patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Huntington’s Disease

We own five pending patent families with 31 patent applications directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to start to expire in 2037, subject to possible patent term extensions.

ALS

We own five pending patent families with 28 patent applications directed to targeting SOD1 for the treatment of ALS, and we have an ownership interest in a sixth patent family with two patent applications directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. We own one pending patent family with 1 patent application directed to chromosome 9 open reading frame 72, or C9orf72, for the treatment of ALS. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Friedreich’s Ataxia

We own three pending patent families with 11 patent applications and we have an ownership interest in one pending patent family with two patent applications directed to AAVs encoding frataxin constructs for the treatment of Friedreich’s ataxia. Patents that grant from these patent families are generally expected to start to expire in 2036, subject to possible patent term extensions.

Tauopathies, Synucleinopathies and Antibodies

We own seven pending patent families directed to antibodies with 16 patent applications. The first patent family has five patent applications directed to assays for the detection of neutralizing antibodies. The next six patent families have ten patent applications directed to vectorized antibodies and other therapies. The last patent family has one patent application directed to vectored augmentation of proteins. Patents from these families are generally expected to start to expire in 2036, subject to possible patent term extensions.

We have one pending patent family with two patent applications directed to pharmaceutical compositions and methods for the treatment of Alzheimer’s Disease. We also have one pending patent family with one patent applications directed to pharmaceutical compositions and methods for the treatment of tauopathies. Patents from these families are generally expected to start to expire in 2040, subject to possible patent term extensions.

We have one pending patent family with one patent applications directed to pharmaceutical compositions and methods for the treatment of Synucleinopathies. Patents from this family are generally expected to start to expire in 2040, subject to possible patent term extensions.

Neuropathic Pain

We own one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of neuropathic pain. Patents from this family are generally expected to start to expire in 2040, subject to possible patent term extensions.

Regulatable Expression

We own two pending patent families with five patent applications directed to regulatable expression control of AAV transgenes. Patents that grant from this patent family are generally expected to start to expire in 2036, subject to possible patent term extensions.

Delivery

We own one pending patent family with two patent applications directed to cannula delivery system and methods of use. Patents that grant from this patent family are generally expected to start to expire in 2039, subject to possible patent term extensions.

We have an ownership interest in two pending patent families directed to trajectory array delivery devices, including the V-TAG device and methods of use. Patents that grant from these patent families are generally expected to start to expire in 2037, subject to possible patent term extensions.

Engineering

We own eight pending patent families with 20 patent applications directed to AAV production and/or engineering of the capsid and we have an ownership interest in two patent families with two patent applications directed to engineering of the capsid. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

We own three patent families with 43 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

We own one patent family with one patent application directed to genome engineering. Patents that grant from this patent family are generally expected to start to expire in 2040, subject to possible patent term extensions.

Production; Chemistry, Manufacturing, and Controls

We own 22 pending patent families with 33 patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to start to expire in 2035, subject to possible patent term extensions.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed six families of patents and patent applications, in the exclusive field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. These families of patents and applications are pending and/or granted in the United States and other territories and comprises 85 granted patents and 14 applications. Patents have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain, Italy, and Netherlands. Patents that grant from these patent families are generally expected to expire between 2022 and 2025, subject to possible patent term extensions.

We have exclusively licensed three families of patents and patent applications directed to novel AAV capsids from the University of Massachusetts. These families of patents and applications, pending and/or granted in the United States and other territories, and comprises 31 granted patents and 18 applications. Patents have been granted in the United States, Europe and Japan. Nationalization for some members has taken place in Switzerland, Germany, Denmark, Spain, France, Great Britain, Ireland, Italy, Netherlands, and Sweden. Patents that grant from these patent families are generally expected to expire between 2030 and 2035, subject to possible patent term extensions.

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

We have non-exclusively licensed one patent family directed to novel AAV capsids from the Board of Trustees of the Leland Stanford Junior University. This family comprises five granted patents. Patents that grant from these patent families are generally expected to expire beginning in 2027, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications from Ablexis, LLC. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprise 31 granted patents and 18 applications. Patents have been granted in Australia, Canada, Europe, Korea, New Zealand and the United States. Nationalization for some members has taken place in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, Netherlands, Poland, Spain, Switzerland, and United Kingdom. Patents that grant from these patent families are generally expected to expire between 2029 and 2030, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise 18 granted patents and 22 applications. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to start to expire in 2034, subject to possible patent term extensions.

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

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	preparation of clinical trial material in accordance with cGMPs;
●	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
●	approval by an institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
●	approval by an institutional biosafety committee, or IBC, assessing the safety of the clinical research and identifying any potential risk to public health or the environment;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biological product for its intended use;
●	submission to the FDA of a BLA, for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;
●	potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external Committee members;
●	FDA review and approval, or licensure, of the BLA, and payment of associated user fees; and
●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post approval studies.

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

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Guidelines on clinical trials with gene therapy products issued by OTAT state that the FDA has determined that the benefit-risk ratio of these products does not warrant their evaluation in healthy human subjects.
●	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

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

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union and other countries.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

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

Finally, for a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with good tissue practices, or GTP. These standards are found in FDA regulations and guidance that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

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

Expedited programs for regenerative medicine therapies for serious conditions

As part of the 21st Century Cures Act, Congress amended the FDCA to create an expedited development and approval program for regenerative medicine advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. As of November 2017, the FDA has interpreted this definition as follows: gene therapies, including genetically modified cells, that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine advanced therapy. The FDA has now determined that ‘in vitro’ gene therapies will qualify as a regenerative medicine advanced therapy based on this definition. VY-AADC (NBIb-1817) is an ‘in vitro’ gene therapy for Parkinson’s disease and received this designation on June 18, 2018. Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.

A drug sponsor may request that the FDA designate a drug as a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (i) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (ii) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Market and Data Exclusivity

The 2010 Patient Protection and Affordable Care Act, or the ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2020, the FDA has approved 26 biosimilar products for use in the United States. No interchangeable biosimilars have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or patent protection, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. Thus, pediatric exclusivity adds six months to existing exclusivity periods applicable to biological products under the BPCIA—namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application.

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

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders which delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, the Center for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued were owed to them. That decision is under review by the U.S. Supreme Court during its current term. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, known as the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review. For federal fiscal year 2020, the standard fee for review of a PMA is $340,995 and the small business fee is $85,249.

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (i) has the same technological characteristics as the predicate device, or (ii) has different technological characteristics, and (a) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (b) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. On July 23, 2018, the CDRH of the FDA cleared the 510(k) for our V-TAGTM device that is compatible for use with MRIs.

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

Employees

As of December 31, 2019, we employed 185 full-time employees in the United States, including 144 in research and development and 41 in general and administrative, and one part-time employee. Sixty of our employees have either an MD, PhD, or PharmD. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Legal Proceedings

As of the date of this Annual Report on Form 10-K, we were not party to any material legal matters or claims. In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report for the year ended December 31, 2019.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were $43.6 million, $88.3 million, and $70.7 million for the years ended December 31, 2019, 2018, and 2017 respectively. As of December 31, 2019, we had an accumulated deficit of $312.6 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including those with Sanofi Genzyme Corporation, or Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively, AbbVie, and Neurocrine Biosciences, Inc., or Neurocrine. On November 16, 2015 we closed our initial public offering whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. On March 11, 2019, in connection with our collaboration with Neurocrine, we sold 4,179,728 shares of common stock to Neurocrine at a price of $11.9625 per share, resulting in net proceeds to us of $50.0 million.

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 development and the VY-AADC RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;

●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY-AADC (NBIb-1817), which we have the option to co-commercialize with Neurocrine in the United States, is being evaluated in the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2019, our cash, cash equivalents, and marketable debt securities were $281.5 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our operating expenses and capital expenditure requirements into mid-2022.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in CLPT;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as the Variable Trajectory Array Guide, or V-TAG™;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration agreements will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

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

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. Currently, only one of our product candidates, VY-AADC (NBIb-1817), is in clinical development, and the remainder of our product candidates are in preclinical development. AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. The FDA has also approved two non-AAV gene therapy products, Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia and Yescarta by Kite Pharma, Inc., for adult patients with certain forms of non-Hodgkin lymphoma. In Europe, two AAV gene therapy products, Glybera by uniQure N.V., or uniQure, and Luxturna by Spark, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market. The European Commission also has approved four non-AAV gene therapy products, Strimvelis by

Orchard Therapeutics (Netherlands) BV, Kymriah, Yescarta, and ZYNTEGLO by bluebird bio for a form of transfusion-dependent β-thalassemia.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory are being conducted at multiple sites, and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocols for the trials are amended. For any new clinical trial protocols, including the RESTORE-1 Phase 2 clinical trial protocol, the same processes and issues apply.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC (NBIb-1817) and the design of our proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC (NBIb-1817). In connection with our Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the VY-AADC Program to Neurocrine, which required the related investigational new drug, or IND, application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested. Based upon feedback received from the FDA, we and Neurocrine have amended the RESTORE-1 clinical trial protocol to support a future registration filing for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments include increasing the planned enrollment to approximately 85 patients, from the previously planned 42 patients, and future enrollment in the trial will be randomized 2:1 to VY-AADC (NBIb-1817) or placebo surgery, respectively, compared to the previous 1:1 randomization. Any further guidance that we may receive from the FDA could lead to further modification of the clinical VY-AADC (NBIb-1817) protocol and to additional costs or delays in the VY-AADC Program.

We plan to continue to seek and incorporate FDA guidance in our ongoing development plans for each of our potential clinical candidates, including VY-AADC (NBIb-1817) on which we collaborate with Neurocrine. If we fail to consult or solicit guidance from regulators or are unable to obtain sufficiently frequent or detailed guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Results from preclinical studies and early-stage clinical trials may not be indicative of efficacy in late-stage clinical trials.

All of our product candidates are in early stages of development. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. Some of our clinical trials, including the Phase 1b clinical trial and the separate Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory (PD-1101 and PD-1102, respectively), were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

The dosing and coverage of the putamen in the VY-AADC (NBIb-1817) Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial are different than the dosing and coverage of the putamen in prior clinical trials conducted by other parties. The maximum total vector genome dose chosen in the RESTORE-1 Phase 2 clinical trial may not demonstrate the safety and effectiveness of VY-AADC (NBIb-1817) in the RESTORE-1 Phase 2 clinical trial, or in the planned RESTORE-2 Phase 3 trial. Any failure to demonstrate safety or effectiveness could result in a decision to modify dosing and/or coverage of the putamen in any subsequent clinical trials, and such decisions could cause a delay in achieving marketing authorization, or may result in limiting or terminating the program entirely.

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to the design of the clinical trials. For example, the magnitude of some of the clinical responses seen in the Phase 1 clinical trial of AAV2-AADC were similar to the placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this prior Phase 1 trial as an indicator of the efficacy of treatment with VY-AADC (NBIb-1817). We and Neurocrine believe that to increase the likelihood of a clinical benefit, the dose and volume of infusion of VY-AADC (NBIb-1817) should be optimized to substantially increase the coverage of the putamen, the region of the brain targeted by VY-AADC (NBIb-1817). However, it is not possible at this time to know if we are optimizing these parameters, and as a result, to know if we will be able to achieve sufficient coverage of the putamen and a clinical benefit.

The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) incorporated several design features in an attempt to increase the coverage area of the putamen, particularly the posterior putamen. We employed larger infusion volumes and higher doses of VY-AADC (NBIb-1817), and we used the ClearPoint® System to provide real-time, intra-operative, magnetic resonance imaging, or MRI, assistance to the physician surgically administering VY-AADC (NBIb-1817) to the patient.

In the PD-1102 Phase 1 clinical trial, we utilized posterior, or back of the head, delivery of VY-AADC (NBIb-1817) into the putamen, compared to a transfrontal, or top of the head, delivery approach used in cohorts 1 through 3 of the Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC (NBIb-1817) with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC (NBIb-1817) with this posterior approach has been well-tolerated to date with no reported serious adverse events, or SAEs.

Due to the nature of the techniques used in the Phase 1 clinical development and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of statistically significant or durable clinical benefit. For example, physicians may use cannulas, which are small tubes of differing lengths, in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC (NBIb-1817) that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which we have selected as the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial. Further, use of a posterior approach may not generate outcomes that are clinically superior to the outcomes achieved with a transfrontal approach.

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

The RESTORE-1 Phase 2 trial is a randomized, double-blind, placebo-surgery controlled trial with a planned enrollment of approximately 85 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three hours of OFF time during the day as measured by a validated self-reported patient diary. Patients will be randomized 2:1 to VY-AADC (NBIb-1817) or placebo surgery, respectively. Patient eligibility criteria and the protocol design, including the total number of patients in the trial and the number of patients who receive VY-AADC (NBIb-1817) or placebo, may change during the course of the trial in response to recruiting challenges, clinical patient assessments, data collection, statistical analysis modifications, and other factors, such as modifications to the clinical trial protocol made to date.

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial is the mean improvement from baseline to 12 months on time without troublesome dyskinesia, or good ON time, as measured by a validated self-reported patient diary at 12 months compared to placebo. Secondary endpoints include diary OFF time, other motor function and quality of life measures from the United Parkinson’s Disease Rating Scales (UPDRS-II,-III scores), the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety. Primary and secondary endpoints may be adjusted during the trial in response to changes in the protocol design.

Biomarker data collected during the RESTORE-1 Phase 2 clinical trial will include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography (PET) using fluorodopa F-18. Changes in patients’ daily doses of oral levodopa and related medications will also be recorded.

We plan to continue to seek and incorporate FDA guidance in our clinical trial plans. We are currently evaluating the written feedback from the FDA, including guidance from the Type B meeting to conduct two adequate and well-controlled clinical trials for a large patient population such as Parkinson’s disease. Additional interaction with the FDA regarding the RESTORE-1 and RESTORE-2 clinical trial plans could result in changes to the current plan.

Additionally, we are using a different manufacturing process for our AAV gene therapy vector in the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial. We have begun to manufacture VY-AADC (NBIb-1817) using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in the Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial in Parkinson’s disease may differ from the results of the Phase 1b (PD-1101) or the separate Phase 1 clinical trial (PD-1102) based on the use of VY-AADC (NBIb-1817) manufactured using our baculovirus/Sf9 system as opposed to using HEK 293 cells.

We may in the future conduct, and intend to conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct, one or more of our clinical trials or include sites in current or future clinical trials outside the United States. We may include international sites in the RESTORE-1 Phase 2 clinical trial. The transfer of sponsorship of the VY-AADC Program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any international sites. Any sponsorship transition could require additional regulatory filings with and review by regulatory officials, and may lead to additional costs or delays in the initiation of the RESTORE-1 Phase 2 clinical trial and the enrollment of patients in those international sites.

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

We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

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

We have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC Program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any sites. Any sponsorship transition could require additional regulatory filings with and review by the FDA, European Union, or other regulatory officials, and may lead to additional costs or delays in the initiation of the RESTORE-1 Phase 2 clinical trial in those sites.

The RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) is being conducted at several locations. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA filing or approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological diseases;

●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC (NBIb-1817);
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, which may be particularly difficult for the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 and RESTORE-2 Phase 3 clinical trials as we have historically used, and expect to use, the ClearPoint System, which is only available at a small number of academic medical centers in the United States;
●	the ability to commercially launch V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or SAEs associated with our product candidates, we may:

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 will be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). In the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), we are using the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). In the Phase 2 and future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with CLPT. For VY-SOD102 in the treatment for amyotrophic lateral sclerosis, or ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug or biological product if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biological product will be recovered from sales in the United States. We have received feedback from the FDA that VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease does not qualify for orphan disease designation because the potential for its use in earlier stages of Parkinson’s disease exceeds the 200,000 patient population criterion in the United States. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product. We have received feedback from the Committee for Orphan Medicinal Products that orphan designation likely would not be granted for VY-AADC (NBIb-1817) in Parkinson’s disease since the Committee does not grant such status for products targeting more severe stages of a disease.

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

We believe that all of our current programs may qualify for orphan drug designation except for VY-AADC (NBIb-1817) for Parkinson’s disease. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the latter drug or biological product is not the same drug or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

In June 2018, the FDA granted RMAT designation for the VY-AADC (NBIb-1817) gene therapy treatment for Parkinson’s disease in patients with motor fluctuations that are refractory to medical management. The designation was based on data from the Phase 1b clinical trial.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. VY-AADC (NBIb-1817) has been granted fast track designation by the FDA. We may seek such a designation for our other product candidates. A fast track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. Thus, fast track products may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from a product candidate’s clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Additionally, in July 2018, we received 510(k) regulatory clearance of V-TAG, our potential delivery device, from the Center for Devices and Radiological Health of the FDA, or CDRH. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices. We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, for example, we entered into a master services and supply agreement with CLPT which provides for CLPT to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT. CLPT has sole responsibility for regulatory compliance related to V-TAG.

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

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may:

●	issue a warning letter asserting that we are in violation of the law;
●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending BLA or comparable foreign marketing application, or any supplements thereto, submitted by us or our collaboration partners;
●	restrict the marketing or manufacturing of the product;
●	seize or detain the product or otherwise require the withdrawal of the product from the market;
●	refuse to permit the import or export of products; or
●	refuse to allow us to enter into supply contracts, including government contracts.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., AveXis, Inc. (acquired by Novartis AG in 2018), or AveXis, Axovant Sciences Ltd., or Axovant, Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc., GenSight Biologics SA, Homology Medicines, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc., PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, StrideBio, Inc., and uniQure NV, or uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC (NBIb-1817) will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie, as well as other novel, non-oral forms of levodopa in development, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA (CVT-301), and Sunovion Pharmaceuticals’, or Sunovion’s, sublingual apomorphine, APL-130277. Gene therapy competition for Parkinson’s disease previously included AMT-090 or AAV-GDNF, but this was deprioritized by uniQure in 2016. Axovant is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018). MeiraGTx is developing AAV-GAD, acquired from Vector Neurosciences, Inc. in 2018.

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	VY-HTT01 for Huntington’s disease will potentially compete with RG6042 (IONIS-HTTRx) being developed by Roche in collaboration with Ionis Pharmaceuticals, Inc., or Ionis, WVE-120101 and WVE-120102 being developed by WAVE Life Sciences Ltd. in collaboration with Takeda Pharmaceutical Company Limited, or Takeda, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo

Therapeutics, Inc. in collaboration with Shire plc, and gene therapies being developed by uniQure and Spark;
●	VY-SOD102 for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by AveXis and Apic Bio, Inc.;VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., and AveXis;
●	Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen; and
●	Our alpha-synuclein program for synucleinopathies, including Parkinson’s disease, Lewy Body Dementia, and multiple system atrophy, will potentially compete with alpha-synuclein antibodies being developed by Roche in collaboration with Prothena Corporation, Biogen in collaboration with Neurimmune AG, AstraZeneca plc in collaboration with Takeda, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the Phase 1b, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) have used and are using the ClearPoint System from CLPT.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Risks Related to Third Parties

To date, all of our revenue has been derived from our collaborations with Sanofi Genzyme, AbbVie, and Neurocrine. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the Parkinson’s disease program, or VY-AADC Program, Friedreich’s ataxia program, or FA Program, and Huntington’s disease program, or Huntington’s Program, and a future program, collectively, the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s Program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for the VY-AADC Program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option, or the Optioned Programs.

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme has relinquished its rights to its exclusive license options to the Huntington’s Program, FA Program and the unnamed future program described above. We have been relieved of our obligations to perform the research and development services under those programs under the Sanofi Genzyme Collaboration Agreement. As a result, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. Our ex-U.S. rights to the FA Program were, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. In connection with the Sanofi Genzyme Termination Agreement, we have also relinquished our rights to the spinal muscular atrophy program thereunder. As of the termination date, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including the VY-AADC Program, our FA Program, and two programs to be determined by us and Neurocrine at a later date, or the Discovery Programs. Under the terms of the agreement, we received an upfront payment of $115.0 million and may receive future development and regulatory milestones and royalties. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we and Neurocrine amended the Neurocrine Collaboration Agreement to facilitate the transfer of the ex-U.S. rights to the FA Program which we acquired from Sanofi Genzyme to Neurocrine. In connection with the amendment, we received a $5.0 million payment from Neurocrine.

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy Collaboration Products, under (i) the VY-AADC Program, on a worldwide basis; (ii) the FA Program, on a worldwide basis; and (iii) each Discovery Program, on a worldwide basis. We refer to each of these programs as a Neurocrine Program and, collectively, as the Neurocrine Programs.

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

Upon the occurrence of specified events for each program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such program and to pay us milestones and royalties on future net sales. For each of the VY-AADC Program and the FA Program, we have the option to co-develop and co-commercialize such program upon the occurrence of a specified event. Should we elect to exercise our co-development and co-commercialization option, we and Neurocrine have agreed to enter into a cost- and profit-sharing arrangement whereby we and Neurocrine agree to jointly develop and commercialize Collaboration Products for such program and share in its costs, profits and losses, and we have agreed to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable co-development and co-commercialization agreement. As described above, our research and development activities in connection with a collaboration might not be successful. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. If Neurocrine were to terminate the agreement, we would become responsible for all research and development expenses relating to the Neurocrine Programs, and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement.

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

In February 2019, we entered into a collaboration agreement, which we refer to as the AbbVie Alpha-Synuclein Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products directed against alpha-synuclein for indications including Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and may receive option exercise payments, future development and regulatory milestone payments and royalties.

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

Such research and development activities shall be pursuant to plans agreed to by the parties and overseen by a JGC. Initially, we will have final decision-making authority within the JGC, subject to specified limitations. If AbbVie exercises its license option, however, AbbVie will assume final decision-making authority within the JGC. If AbbVie exercises its license option, it will also be solely responsible for all development and commercialization activities relating to compounds and products licensed pursuant to the AbbVie Alpha-Synuclein Collaboration Agreement, and, at AbbVie’s request, we could be required to effect a full transfer of the manufacturing process for such compound and products. Even if AbbVie does not exercise any of its options under the AbbVie Alpha-Synuclein Collaboration Agreement, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by us and AbbVie arising from the collaboration.

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

We have only used the ClearPoint System to deliver our product candidates to date. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

The surgical approach that we are using for VY-AADC (NBIb-1817) is similar, in some respects, to the stereotactic approach used for DBS. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen using real-time, intra-operative, magnetic resonance imaging scans, or MRI imaging, to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and are using the real-time, intra-operative, MRI imaging system known as the ClearPoint System. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We and Neurocrine intend to use the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-

AADC (NBIb-1817), as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

We have developed V-TAG as our own real-time, intra-operative device that is compatible with MRI imaging and can be used with other neuro-navigational systems to dose VY-AADC (NBIb-1817) and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC (NBIb-1817) in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s Program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the CDRH. There are additional steps needed in making this device available for use, including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, we entered into a master services and supply agreement with CLPT for the development and manufacture of devices, including V-TAG. This agreement provides for CLPT to perform certain manufacturing, supply, development and other services, including the supply of the ClearPoint System and cannula devices. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT, and will work with CLPT on the manufacturing and clinical supply of the device.

As of December 31, 2019, CLPT reported cash and cash equivalents of $5.7 million and junior secured debt totaling approximately $2.1 million, and also reported a net loss of $5.5 million for the year ended December 31, 2019. CLPT has disclosed that it is not generating sufficient revenues from its operations to fund its activities, that it is dependent upon external sources for financing its operations, and that there is a risk that CLPT will be unable to obtain necessary financing to continue its operations. In April 2019, CLPT also acknowledged that its auditors in their report on CLPT’s consolidated financial statements for the year ended December 31, 2018 expressed substantial doubt regarding CLPT’s ability to continue as a going concern. In January 2020, ClearPoint Neuro announced that it had completed a $17.5 million financing with PTC Therapeutics, Inc. and Petrichor Opportunities Fund I LP. Even with this strategic investment, there is risk that ClearPoint Neuro may fail to maintain sufficient funding to continue its operations and meet its obligations under our agreement with ClearPoint Neuro on a long-term basis. If CLPT, or any potential successor to CLPT, is not able to meet its obligations under our agreement with CLPT, and if we are not able to make suitable alternative arrangements for the supply of the ClearPoint System or V-TAG, the use of the ClearPoint System and V-TAG in our clinical trials could be adversely affected, and our clinical trials, including the RESTORE-1 Phase 2 clinical trial, could be delayed. In such circumstance, our business, financial condition, results of operations and prospects could be materially harmed.

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

Our relationship with any current or future collaborators may pose several risks, including the following:

●	collaborators have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected or desired;

●	the preclinical studies and clinical trials conducted as part of these collaborations may not be successful;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;
●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities or expenses for us with respect to such product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the terms of our collaboration agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We have relied, and we expect to continue to rely, on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if these third parties perform in an unsatisfactory manner, our business could be harmed.

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. Our reliance on these third-parties does not relieve us of our regulatory responsibilities. For example, the Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. We expect to conduct the RESTORE-1 Phase 2 clinical trial at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

We and our third-party service providers are required to comply with the FDA’s good laboratory practices, or GLPs, and GCPs for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. The FDA enforces these GLPs and GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and laboratories at which the FDA may determine that our clinical trials did not comply with GLPs or GCPs. If we, our collaborators, or our third-party service providers fail to comply with applicable GLPs or GCPs, the preclinical or clinical data generated in our future preclinical studies or clinical trials may be deemed unreliable and the FDA may require us to perform additional preclinical studies or clinical trials before approving the relevant INDs or marketing applications. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we, our collaborators, or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such preclinical studies or clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our third-party service providers do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Although VY-AADC (NBIb-1817) is currently in clinical development and our other product candidates are in preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We are highly dependent on the management, technical, and scientific expertise of principal members of our management, scientific, and clinical teams including G. Andre Turenne, our President and Chief Executive Officer. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. That decision is under review by the U.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Although we maintain product liability insurance coverage in the amount of $1.0 million per occurrence and $2.0 million in the aggregate, and clinical testing liability insurance in the amount of $10.0 million per occurrence and $10.0 million in the aggregate, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we, our collaborators, or any third-party manufacturers engaged by us or our collaborators fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We, our collaborators, and any third-party manufacturers we engage are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the generation, handling, use, storage, treatment, manufacture, transportation and disposal of, and exposure to, hazardous materials and wastes, as well as laws and regulations relating to occupational health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biologic and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials or from any other work-related injuries, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

For example, in December 2019, a novel strain of coronavirus has been reported in China and other countries. The extent to which the coronavirus impacts our results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or remedy its impact, among others.

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

As of December 31, 2019, we had both federal and state net operating loss carryforwards of $175.2 million and $179.2 million, respectively, which expire beginning in 2033. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under the TCJA, federal net operating losses incurred in 2018 and in subsequent years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the TCJA tax law. If our ability to use our historical net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to the Commercialization of Our Product Candidates

The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated prevalence range for the indications we are targeting has involved collating limited data from multiple sources. While we believe these sources are reliable, we have not independently verified the data. Accordingly, the prevalence estimates included in our periodic reports and other reports filed with or furnished to the Securities and Exchange Commission, or SEC, should be viewed with caution. Further, the data and statistical information used in such reports, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

Under the AbbVie Tau Collaboration Agreement, AbbVie has options to advance certain compounds into further development and to obtain an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize such compounds and corresponding products for all human diagnostic, prophylactic and therapeutic uses. If AbbVie exercises any of these options, we would be eligible to receive specified option fees. In addition, we would be eligible to receive specified development and regulatory milestone payments and tiered royalties on the global commercial net sales of products developed under our tau collaboration.

Under the Neurocrine Collaboration Agreement, Neurocrine will fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). After the data readout of the RESTORE-1 Phase 2 trial, we have the option to either: (1) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the Neurocrine Collaboration Agreement for the FA Program, Neurocrine will fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

Under the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie has options to advance certain compounds into further development and to obtain an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property rights to develop and commercialize such compounds and corresponding products for all human diagnostic, prophylactic and therapeutic uses. If AbbVie exercises any of these options, we would be eligible to receive specified option fees. In addition, we would be eligible to receive specified regulatory and commercial milestone payments and tiered royalties on the global commercial net sales of products developed under our alpha-synuclein collaboration.

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

Gene therapy remains a novel technology, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using non-AAV gene therapy vectors. SAEs in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the United Kingdom or European Union, a variety of risks associated with international operations could harm our business.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Although we expect to implement policies and procedures designed to comply with these laws and policies, there can be no assurance that our employees, contractors and agents will comply with these laws and policies. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be harmed.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock as of December 31, 2019. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed a registration statement on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We have registered on a registration statement on Form S-3 the sale of up to $300.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants. The registration statement also registered the offering, issuance, and sale of common stock having up to a maximum aggregate offering price of $100.0 million, from the $300.0 million shelf registration statement that we may issue and sell in at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen on November 6, 2019 pursuant to a sales agreement prospectus that forms a part of the registration statement. This shelf registration statement became effective on December 2, 2019, and no securities have been issued under such shelf registration statement to date.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2019 through December 31, 2019, the sales price of our common stock ranged from a high of $28.79 to a low of $7.76 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. This choice of forum provision is inapplicable to actions arising under the Securities Exchange Act of 1934, as amended, and we likewise do not intend to apply this choice of forum provision to actions arising under the Securities Act of 1933, as amended.

This choice of forum provision may limit a stockholder’s ability to bring a claim that is not arising under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, in a judicial forum that he, she or it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders.

Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs and business interruption that could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts. We currently lease all of our facilities, which encompass approximately 74,000 square feet of office and laboratory space and are located at 75 Sidney Street and 64 Sidney Street, Cambridge, Massachusetts.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2019, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock. On February 28, 2020, the last reported sale price for our common stock on the Nasdaq Global Select Market was $10.90 per share.

Stockholders

As of February 28, 2020, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended December 31, 2019.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet
	Total Number of	Average Price	Announced Plans	Be Purchased
Period	Shares Purchased	Paid per Share	or Programs	Under the Plans
October 1 - October 31, 2019	-	-	-	-
November 1 - November 30, 2019	-	-	-	-
December 1 - December 31, 2019	58,823	$0.0425	-	-

During the year ended December 31, 2019, the Company modified one of its founder’s performance awards, repurchasing 58,823 shares of common stock previously issued thereunder.

ITEM 6.         SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We have derived the statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data as of December 31, 2019 and 2018, from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016, and 2015, from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(amounts in thousands, except share and per share data)
Consolidated statements of operations data:
Collaboration revenue	$104,391	$7,619	$10,135	$14,220	$17,334
Operating expenses:
Research and development	119,735	64,905	62,260	42,249	27,679
General and administrative	36,335	33,809	19,738	13,270	9,909
Total operating expenses	156,070	98,714	81,998	55,519	37,588
Loss from operations	(51,679)	(91,095)	(71,863)	(41,299)	(20,254)
Interest income	6,457	3,310	1,227	976	332
Other income (expense), net	1,625	(683)	(62)	182	(9,750)
Loss before income taxes	(43,597)	(88,468)	(70,698)	(40,141)	(29,672)
Income tax benefit (provision)	—	180	—	(52)	—
Net loss	$(43,597)	$(88,288)	$(70,698)	$(40,193)	$(29,672)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale-securities, net	29	34	(235)	199	(251)
Comprehensive loss	$(43,568)	$(88,254)	$(70,933)	$(39,994)	$(29,923)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(43,597)	$(88,288)	$(70,698)	$(40,193)	$(29,672)
Accretion of preferred stock to redemption value	—	—	—	—	(7,373)
Accrued dividends on series A preferred stock	—	—	—	—	(1,245)
Net loss attributable to common stockholders	$(43,597)	$(88,288)	$(70,698)	$(40,193)	$(38,290)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(1.21)	$(2.75)	$(2.64)	$(1.59)	$(9.14)
Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted(1)	35,898,266	32,065,781	26,803,711	25,302,414	4,191,210

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, and marketable debt securities	$281,533	$155,806	$169,052	$174,418	$224,345
Working capital(2)	228,647	130,808	155,893	164,984	171,963
Total assets	354,760	177,029	184,477	189,566	229,457
Common stock and additional paid-in capital	412,264	315,630	295,051	225,989	219,147
Total stockholders’ equity	99,512	46,446	134,051	135,922	169,074

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

Additionally, we are working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. Our manufacturing process employs an established system that we believe will enable production of high quality AAV vectors at commercial-scale. In addition to our capsid optimization efforts, we leverage novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of our AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. We believe we can achieve this directly, with targeted infusions to discrete regions of the brain, the spinal cord, or systemically, in conjunction with our novel capsids.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme Corporation, which we refer to as Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited

Company, which we collectively refer to as AbbVie, and Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our collaboration with AbbVie focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018, our collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration which commenced in February 2019, and our collaboration with Neurocrine, or the Neurocrine Collaboration, which commenced in March 2019.

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

Since inception, we have incurred significant operating losses. Our net losses were $43.6 million, $88.3 million, and $70.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $312.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 development and the VY-AADC RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;

●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2019, we recognized $31.8 million of collaboration revenue from the Sanofi Genzyme Collaboration, $11.3 million of collaboration revenue from the AbbVie Tau Collaboration, $1.3 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, and $60.0 million of collaboration revenue from the Neurocrine Collaboration. For additional information about our revenue recognition policy related to the collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration agreements with AbbVie, Neurocrine, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to support PD-1101 and PD-1102 and continue to enroll the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease, and move our other product candidates into clinical trials. Additionally, we expect research and development costs associated with activities under our strategic collaborations to increase. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), the expanded efforts in connection with our strategic collaborations, and the ongoing research and development activities and initiation of clinical trials for our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, business development activities, and investor relations costs.

Other Income (Expense)

Other income (expense) consists primarily of the gain (loss) on the equity securities investment in ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc), or CLPT.

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

Revenue Recognition – ASC 606

As of December 31, 2019, our revenue was generated from the Sanofi Genzyme Collaboration, the AbbVie Tau Collaboration, the AbbVie Alpha-Synuclein Collaboration, and the Neurocrine Collaboration. We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606 Revenue from Contracts with Customers, or ASC 606. Effective January 1, 2018, we adopted the provisions of ASC 606 using the modified retrospective transition method. Under this method, we recorded the cumulative effect of initially applying the new standard to all contracts as of the date of adoption.

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

Stock-based Compensation

We account for our stock-based compensation awards in accordance with ASC Topic 718 Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, nonemployees, and directors, including grants of restricted stock units and stock options, to be recognized as expense in the statements of operations based on their grant date fair values. We estimate the fair value of options granted using the Black-Scholes option pricing model. We use the fair value of our common stock, on the grant date to determine the fair value of restricted stock awards and units.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, blended with the most recent period of historic volatility of our common stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.

We expense the fair value of our time-based stock-based compensation awards on a straight-line basis over the associated service period, which is generally the period in which the related services are received. We record the expense for stock-based compensation awards subject to performance conditions over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates if the achievement of a performance condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.2%	2.8%	2.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	74.7%	74.4%	73.7%

Management concluded that the achievement of the performance milestone for one of the three performance-based awards had been met during 2016. Accordingly, stock-based compensation expense in the amount of $0.3 million and $1.4 million was recorded in the years ended December 31, 2018 and 2017, respectively, related to this award. In December 2019, we modified one of the remaining performance awards, repurchasing 58,823 shares of common stock previously issued to one of our founders. Additionally, we modified the award to vest solely based on time rather than on performance. We revalued the award at the modification date and are recognizing expense on a straight-line basis over the three-year vesting period. Stock-based compensation related to this award was de minimis in in the year ended December 31, 2019. The performance-based milestone of the remaining performance-based award has not been met as of December 31, 2019.

Stock-based compensation totaled approximately $15.6 million, $15.7 million, and $9.2 million in the years ended December 31, 2019, 2018, and 2017 respectively. As of December 31, 2019, we had $0.1 million, $4.9 million, and $27.4 million of unrecognized compensation expense related to restricted stock awards, restricted stock units, and stock option awards, respectively, which are expected to be recognized over weighted-average remaining vesting periods of approximately 3.0 and 2.6 years, respectively. We expect the impact of our stock-based compensation expense for restricted stock awards, restricted stock units, and stock options granted to employees, directors and other service providers to grow in future periods due to the potential increases in the value of our common stock and headcount.

Results of Operations

Comparison of the years ended December 31, 2019 and 2018:

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$104,391	$7,619	$96,772
Operating expenses:
Research and development	119,735	64,905	54,830
General and administrative	36,335	33,809	2,526
Total operating expenses	156,070	98,714	57,356
Other income:
Interest income	6,457	3,310	3,147
Other income (expense)	1,625	(683)	2,308
Total other income	8,082	2,627	5,455
Loss before income taxes	(43,597)	(88,468)	44,871
Income tax benefit	—	180	(180)
Net loss	$(43,597)	$(88,288)	$44,691

Collaboration Revenue

Collaboration revenue was $104.4 million for the year ended December 31, 2019, and $7.6 million for the year ended December 31, 2018. The $96.8 million increase in collaboration revenue in 2019 was primarily a result of the termination of the Sanofi Genzyme Collaboration in June 2019, as well as our entry into the Neurocrine Collaboration and AbbVie Alpha-Synuclein Collaboration in the beginning of 2019. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and expect to pay an additional $10.0 million within fifteen days of the filing of an investigational new drug, or IND, application for a product candidate incorporating certain intellectual property rights developed under or substantially related to VY-HTT01 for Huntington’s disease, or a Post-Termination HD Product. We recognized $31.8 million of revenue related to the Sanofi Genzyme Collaboration in 2019. This amount includes $2.9 million related to research services provided prior to the termination date, $0.2 million of in-kind related services, and $48.7 million of deferred revenue remaining under the agreement at the termination date. These amounts were, or will be, offset by the $10.0 million paid in June 2019 and the $10.0 million expected to be paid to Sanofi Genzyme within fifteen days of the filing of an IND application for a Post-Termination HD Product. Additionally, we recognized $11.3 million, $1.3 million, and $60.0 million of revenue related to the AbbVie Tau Collaboration, AbbVie Alpha-Synuclein Collaboration, and the Neurocrine Collaboration, respectively, for collaboration-related services provided and expenses reimbursed.

Research and Development Expense

Research and development expense increased by $54.8 million from $64.9 million for the year ended December 31, 2018 to $119.7 million for the year ended December 31, 2019. The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018	Change
	(in thousands)
External research and development expenses	$64,212	$28,890	$35,322
Employee and contractor related expenses	38,211	26,075	12,136
Facility, technology, and other expenses	16,693	9,305	7,388
License fees	619	635	(16)
Total research and development expenses	$119,735	$64,905	$54,830

The change in research and development expense for the year ended December 31, 2019 was primarily attributable to the following:

●	approximately $35.3 million for increased external research and development costs primarily related to clinical and manufacturing activities on for the Parkinson’s disease program, which we refer to as the VY-AADC Program, and preclinical and manufacturing activities for our VY-HTT01 for Huntington’s disease, which we refer to as our Huntington’s Program.
●	approximately $12.1 million for increased research and development employee-related and consultant compensation costs (including an increase of $2.7 million in stock-based compensation) as we continue to increase research and development headcount to support our program pipeline; and
●	approximately $7.4 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street;

General and Administrative Expense

General and administrative expense increased by $2.5 million from $33.8 million for the year ended December 31, 2018 to $36.3 million for the year ended December 31, 2019. The change in general and administrative expense was primarily attributable to the following:

●	approximately $6.4 million for increased employee compensation cost due to increases in headcount and stock-based compensation. The increase is offset by the recognition of $5.4 million of stock-based compensation related to the retirement agreement with our former Chief Executive Officer, Dr. Steven Paul for the year ended December 31, 2018;
●	approximately $1.1 million for increased legal and intellectual property expenses; and
●	approximately $0.4 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, Net

Interest and other income of approximately $8.1 million and $2.6 million was recognized in the years ended December 31, 2019 and 2018, respectively, related to interest income on marketable securities balances, which increased by $235.0 million during 2019 as a result of our AbbVie Alpha-Synuclein and Neurocrine Collaborations, in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT.

Income Tax

There was no income tax payable for the year ended December 31, 2019.

Comparison of year ended December 31, 2018 and 2017:

The following table summarizes our results of operations for the year ended December 31, 2018 and 2017, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$7,619	$10,135	$(2,516)
Operating expenses:
Research and development	64,905	62,260	2,645
General and administrative	33,809	19,738	14,071
Total operating expenses	98,714	81,998	16,716
Other income:
Interest income	3,310	1,227	2,083
Other expense	(683)	(62)	(621)
Total other income	2,627	1,165	1,462
Loss before income taxes	(88,468)	(70,698)	(17,770)
Income tax benefit	180	—	180
Net loss	$(88,288)	$(70,698)	$(17,590)

Collaboration Revenue

Collaboration revenue was $7.6 million for the year ended December 31, 2018, and $10.1 million for the year ended December 31, 2017. Collaboration revenue included amounts related to the Sanofi Genzyme Collaboration in addition to research services related to the AbbVie Tau Collaboration, which commenced in February 2018. The decrease in revenue is primarily related the recognition of in connection with Sanofi-Genzyme’s decision not to exercise its option to acquire the ex-U.S. rights to the VY-AADC Program under the Sanofi Genzyme Collaboration, or the PD Option, in the year ended December 31, 2017, the adoption of ASC 606 as of January 1, 2018, which resulted in the use of a proportional performance method in 2018 as compared to the use of straight-line method in 2017, as well as changes in estimates of costs to reach proof of principle on our Huntington’s Program and VY-FXN01 for Friedreich’s ataxia, which we refer to as the FA Program. These reductions were offset by revenue recognized on research services performed under the AbbVie Tau Collaboration.

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

Research and Development Expense

Research and development expense increased by $2.6 million from $62.3 million for the year ended December 31, 2017 to $64.9 million for the year ended December 31, 2018. The following table summarizes our research and development expenses, for the year ended December 31, 2018 and 2017, respectively:

	Year ended
	December 31,
	2018	2017	Change
	(in thousands)
External research and development expenses	$28,890	$33,816	$(4,926)
Employee and contractor related expenses	26,075	20,919	5,156
Facility, technology, and other expenses	9,305	6,705	2,600
License fees	635	820	(185)
Total research and development expenses	$64,905	$62,260	$2,645

The change in research and development expense was primarily attributable to research and development, and included the following:

●	approximately $5.2 million for increased research and development employee compensation costs as we continued to increase research and development headcount to support our ongoing development of our clinical and preclinical programs and platform;
●	approximately $2.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased;
●	offset by approximately $4.8 million for decreased costs of funding research performed by third parties that conduct research and development. This reduction included a decrease in preclinical activities, offset by an increase in clinical and manufacturing activities; further decreased by a reduction of approximately $0.1 million attributable to in‑kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration; and approximately $0.2 million related to decreased licensing costs.

General and Administrative Expense

General and administrative expense increased by $14.1 million from $19.7 million for the year ended December 31, 2017 to $33.8 million for the year ended December 31, 2018. The change in general and administrative expense was primarily attributable to the following:

●	approximately $9.6 million for increased employee compensation costs as we increased our administrative headcount to support our growing business. The increase included the recognition of $5.4 million of stock-based compensation related to the retirement agreement with our former Chief Executive Officer, Dr. Steven Paul;
●	approximately $2.7 million for increased legal costs for general, business development, and intellectual property support; and
●	approximately $1.7 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

Other Income, Net

Other income of approximately $2.6 million and $1.2 million was recognized in the years ended December 31, 2018 and 2017 related to interest income on marketable securities balances offset by losses on our warrants to purchase shares of common stock and our common stock investment in CLPT. The increase in other income is largely a result of higher cash balances year over year.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, the Sanofi Genzyme Collaboration which commenced in February 2015 and was terminated in June 2019, the AbbVie Tau Collaboration which commenced in February 2018, the AbbVie Alpha-Synuclein Collaboration which commenced in February 2019, and our collaboration with Neurocrine Biosciences, or the Neurocrine Collaboration, which commenced in March 2019.

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

As of December 31, 2019, we had cash, cash equivalents, and marketable debt securities of $281.5 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019, 2018, and 2017:

	Year ended
	December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$48,666	$(15,887)	$(61,350)
Investing activities	(90,477)	26,467	(3,681)
Financing activities	80,994	4,749	59,920
Net increase (decrease) in cash and cash equivalents	$39,183	$15,329	$(5,111)

Cash Flows from Operating Activities

Net cash provided by operating activities was $48.7 million during the year ended December 31, 2019 compared to cash used in operating activities of $15.9 million during the year ended December 31, 2018. The increase in cash provided by operating activities was primarily due to an increase in cash received of $157.0 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, offset by an increase of $57.4 million in operating expenses, net of stock-based compensation and depreciation, as we increased our research and development activities and infrastructure to support our program initiatives.

Net cash used in operating activities was $15.9 million during the year ended December 31, 2018 compared to $61.4 million during the year ended December 31, 2017. The decrease in cash used for operating activities was primarily due to an increase in deferred revenue of $69.0 million from the upfront payment related to the AbbVie Tau Collaboration in 2018, offset by a $16.7 million increase in operating expenses, net of stock-based compensation and depreciation, due to increased research and development activities, as well as higher general and administrative expenses. The decrease in cash used in operating activities was also offset by an increase in prepaid expenses and other current assets as well as a decrease in accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $90.5 million during the year ended December 31, 2019. The cash used in investing activities for the year ended December 31, 2019 was primarily due to purchases of marketable securities of $494.2 million and purchases of property and equipment of $5.1 million, offset by proceeds from maturities of marketable securities of $411.3 million.

Net cash provided by investing activities was $26.5 million during the year ended December 31, 2018. The cash provided by investing activities for the year ended December 31, 2018 was primarily due to proceeds from maturities of marketable securities of $364.0 million offset by purchase of marketable securities of $333.2 million and purchases of property and equipment of $4.3 million.

Net cash used in investing activities was $3.7 million during the year ended December 31, 2017. The cash used in investing activities for the year ended December 31, 2017 was due to purchases of property and equipment of $4.0 million, offset by net proceeds from maturities and purchases of marketable securities of $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $81.0 million during the year ended December 31, 2019 primarily related to the issuance of 4,179,728 shares of our common stock to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options.

Net cash provided by financing activities was $4.7 million during the year ended December 31, 2018 related to proceeds from exercises of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

Net cash provided by financing activities was $59.9 million during the year ended December 31, 2017 and was driven by the $58.0 million of net proceeds from our sale of common stock in November 2017 and proceeds from exercises of stock options.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in CLPT;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as the Variable Trajectory Array Guide, or V-TAG™;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration agreements, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development transactions to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners for potential option exercises, the achievement of specified regulatory, and commercial milestones, and royalty payments under our collaboration agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)
Operating lease commitments(1)	$45,830	$5,960	$12,461	$13,219	$14,190
(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non-cancelable operating leases that expire in November 2026.

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

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. We may also be required to pay annual maintenance fees or minimum amounts payable ranging from low-four digits to low five-digits depending upon the terms of the applicable agreement.

As described elsewhere in this Annual Report on Form 10-K including in “Part I, Item 1—Business,” we are also currently party to collaboration agreements with counterparties including AbbVie and Neurocrine.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable rules of the Securities and Exchange Commission, or the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2019.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases, and the related amendments.

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

Boston, Massachusetts

March 3, 2020

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$86,042	$46,859
Marketable securities, current	195,491	108,947
Related party collaboration receivable	18,496	—
Prepaid expenses and other current assets	4,630	6,675
Total current assets	304,659	162,481
Property and equipment, net	17,986	12,771
Deposits and other non-current assets	1,723	1,149
Marketable securities, non-current	1,920	628
Operating lease, right-of-use asset	28,472	—
Total assets	$354,760	$177,029
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,070	$1,038
Accrued expenses	21,516	9,788
Other current liabilities	3,193	—
Deferred revenue, current	47,233	20,847
Total current liabilities	76,012	31,673
Deferred revenue, non-current	147,260	92,199
Other non-current liabilities	31,976	6,711
Total liabilities	255,248	130,583
Commitments and contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 36,865,116 and 32,364,895 shares issued and outstanding at December 31, 2019 and 2018, respectively	37	32
Additional paid-in capital	412,227	315,598
Accumulated other comprehensive loss	(104)	(133)
Accumulated deficit	(312,648)	(269,051)
Total stockholders’ equity	99,512	46,446
Total liabilities and stockholders’ equity	$354,760	$177,029

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2019	2018	2017
Collaboration revenue	$104,391	$7,619	$10,135
Operating expenses:
Research and development	119,735	64,905	62,260
General and administrative	36,335	33,809	19,738
Total operating expenses	156,070	98,714	81,998
Operating loss	(51,679)	(91,095)	(71,863)
Other income (expense), net:
Interest income	6,457	3,310	1,227
Other income (expense), net	1,625	(683)	(62)
Total other income	8,082	2,627	1,165
Loss before income taxes	(43,597)	(88,468)	(70,698)
Income tax benefit	—	180	—
Net loss	$(43,597)	$(88,288)	$(70,698)
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale-securities	29	34	(235)
Total other comprehensive income (loss)	29	34	(235)
Comprehensive loss	$(43,568)	$(88,254)	$(70,933)
Net loss per share, basic and diluted	$(1.21)	$(2.75)	$(2.64)
Weighted-average common shares outstanding, basic and diluted	35,898,266	32,065,781	26,803,711

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	25,597,912	$26	$225,963	$(52)	$(90,015)	$135,922
Vesting of restricted stock	573,803	1	12	—	—	13
Exercises of vested stock options	158,677	—	1,363	—	—	1,363
Issuance of common stock under ESPP	66,652	—	563	—	—	563
Issuance of common stock from public offering (net of underwriters discounts and issuance costs of $4,100)	5,175,000	5	57,989	—	—	57,994
Stock-based compensation expense	—	—	9,129	—	—	9,129
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(70,698)	(70,698)
Balance at December 31, 2017	31,572,044	$32	$295,019	$(287)	$(160,713)	$134,051
Vesting of restricted stock	319,891	—	9	—	—	9
Exercises of vested stock options	384,186	—	3,891	—	—	3,891
Issuance of common stock under ESPP	88,774	—	969	—	—	969
Stock-based compensation expense	—	—	15,710	—	—	15,710
Unrealized gain on available-for-sale securities, net of tax	—	—	—	34	—	34
Cumulative-effect adjustment to beginning accumulated deficit and statement of operations resulting from ASU No. 2016-01	—	—	—	120	(120)	—
Modified retrospective adjustment to beginning accumulated deficit and deferred revenue resulting from ASU No. 2014-09	—	—	—	—	(19,930)	(19,930)
Net loss	—	—	—	—	(88,288)	(88,288)
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	250,276	1	2,713	—	—	2,714
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Issuance of common stock under ESPP	70,217	—	663	—	—	663
Stock-based compensation expense	—	—	15,640	—	—	15,640
Unrealized gain on available-for-sale securities, net of tax	—	—	—	29	—	29
Net loss	—	—	—	—	(43,597)	(43,597)
Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2019	2018		2017
Cash flow from operating activities
Net loss	$(43,597)		$(88,288)	$(70,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	15,640		15,710	9,238
Depreciation	2,765		2,117	1,595
Amortization of premiums and discounts on marketable securities	(3,584)		(2,163)	(24)
In-kind research and development expenses	616		176	113
Other non-cash items	(1,612)		859	46
Changes in operating assets and liabilities:
Related party collaboration receivable	(18,496)		—	—
Prepaid expenses and other current assets	1,675		(3,937)	1,630
Operating lease, right-of-use asset	2,951		—	—
Other non-current assets	(343)		(180)	1,000
Accounts payable	2,598		(282)	470
Accrued expenses	11,728		(1,600)	4,900
Operating lease liabilities	(2,506)		—	—
Lease incentive benefit	—		321	515
Deferred revenue	80,831		61,380	(10,135)
Net cash provided by (used in) operating activities	48,666		(15,887)	(61,350)
Cash flow from investing activities
Purchases of property and equipment	(7,718)		(4,305)	(3,985)
Proceeds from sale of equipment	172		—	—
Purchases of marketable securities	(494,231)		(333,228)	(147,296)
Proceeds from maturities or sales of marketable securities	411,300		364,000	147,600
Net cash (used in) provided by investing activities	(90,477)		26,467	(3,681)
Cash flow from financing activities
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	77,617		—	—
Proceeds from the issuance of common stock net of discount and issuance costs	—		—	57,994
Proceeds from the exercise of stock options	2,714		3,889	1,363
Proceeds from the purchase of common stock under ESPP	663		860	563
Net cash provided by financing activities	80,994	—	4,749	59,920
Net increase in cash and cash equivalents	39,183		15,329	(5,111)
Cash, cash equivalents, and restricted cash beginning of period	47,594		32,265	37,376
Cash, cash equivalents, and restricted cash end of period	$86,777		$47,594	$32,265
Supplemental disclosure of cash and non-cash activities
Impact of adopting new accounting standards	$—		$20,050	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$30,964		$—	$—
Capital expenditures incurred but not yet paid	$434		$300	$—

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

Additionally, the Company is working to identify novel AAV capsids, which are the outer viral protein shells that enclose the genetic material of the virus payload. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects severe neurological diseases that are well-suited for treatment using AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company’s manufacturing process employs an established system that it believes will enable production of high quality AAV vectors at commercial-scale. In addition to the Company’s capsid optimization efforts, it leverages novel delivery paradigms, established routes of administration, and advances in dosing techniques to optimize delivery of its AAV gene therapies to target tissues, regions and cell types that are critical to the disease of interest. The Company believes it can achieve this directly, with targeted infusions to discrete regions of the brain, the spinal cord, or systemically, in conjunction with its novel capsids.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its collaboration with Sanofi Genzyme Corporation (the “Sanofi Genzyme Collaboration”), its collaboration with AbbVie Biotechnology Ltd (the “AbbVie Tau Collaboration”), its collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration”), and its collaboration with AbbVie Ireland Unlimited Company (the “AbbVie Alpha-Synuclein Collaboration”). The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industry, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary information and technology, protection against data breaches and other cybersecurity threats, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year since inception. As of December 31, 2019, the Company had an accumulated deficit of $312.6 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”), AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and Neurocrine Biosciences, Inc. (“Neurocrine”). Based upon the current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities will enable the Company to fund its operating expenses and capital expenditure requirements into mid-2022. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenue from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

●	Level 1—Quoted market prices in active markets for identical assets or liabilities.
●	Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates, and yield curves.
●	Level 3—Unobservable inputs developed using estimates of assumptions developed by the Company, which reflect those that a market participant would use.

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

The carrying amounts reflected in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds.

Marketable Securities

The Company classifies marketable debt securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable debt securities with a remaining maturity date greater than one year and marketable equity securities are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months. During 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. The common stock is considered an available-for-sale marketable equity security and is included in non-current marketable securities, and the warrants are included in non-current assets.

All available for sale debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, recognizes the loss through a charge to the Company’s statements of operations and comprehensive loss. No other than temporary losses have been recognized.

Cash, cash equivalents, and marketable securities as of December 31, 2019 and 2018 consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$—	$—	$78,303
Marketable securities:
U.S. Treasury notes	195,467	52	28	195,491
Equity securities	1,220	700	—	1,920
Total marketable securities	$196,687	$752	$28	$197,411
Total money market funds and marketable securities	$274,990	$752	$28	$275,714
As of December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$—	$—	$46,173
Marketable securities:
U.S. Treasury notes	108,951	1	5	108,947
Equity securities	1,220	—	592	628
Total marketable securities	$110,171	$1	$597	$109,575
Total money market funds and marketable securities	$156,344	$1	$597	$155,748

All of the Company’s marketable debt securities at December 31, 2019 and 2018 have a contractual maturity of one year or less.

Restricted Cash

At December 31, 2019 and 2018, the Company maintained restricted cash totaling approximately $0.7 million held in the form of money market accounts as collateral for the Company’s facility lease obligation. The balance is included within deposits in other non-current assets in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	As of December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$86,042	$46,859	$31,530
Restricted cash included in deposits and other noncurrent assets	735	735	735
Total cash, cash equivalents, and restricted cash	$86,777	$47,594	$32,265

Property and Equipment

Property and equipment consists of laboratory equipment, furniture and office equipment, and leasehold improvements and is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred; while costs of major additions and betterments are capitalized. Depreciation is calculated over the estimated useful lives of the assets using the straight-line method.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2019.

Revenue Recognition

As of December 31, 2019, all of the Company’s revenue has been generated from its collaboration agreements with Sanofi Genzyme, AbbVie, and Neurocrine.

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

Research and Development

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, external research, consultant costs, sponsored research, in-kind services provided under its collaboration agreement with Sanofi Genzyme (“Sanofi Genzyme Collaboration Agreement”), license fees, process development and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

Leases

Under ASC 842, which was adopted January 1, 2019, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company's operating leases are recognized on its consolidated balance sheet as other long-term assets, other current liabilities, and other long-term liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components as it pertains to the Company's leased premises generally refer to common area maintenance charges related to the premises.

Under prior guidance ASC 840, rent expense and lease incentives from operating leases were recognized on a straight-line basis over the lease term. The difference between rent expenses recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718 Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors, and other service providers, referred to as non-employees, including grants of restricted stock units and stock options, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the fair value of its common stock to determine the fair value of restricted stock awards and restricted stock units.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, blended with the most recent period of historic volatility of its common stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the associated service period, which is generally the period in which the related services are received, adjusted for actual forfeitures of unvested awards as they occur.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019, the Company does not have any significant uncertain tax positions.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of December 31,
	2019	2018	2017
Unvested restricted common stock awards	176,471	235,294	557,979
Unvested restricted common stock units	455,404	—	—
Outstanding stock options	5,317,326	4,225,152	3,143,566
Total	5,949,201	4,460,446	3,701,545

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company’s cash is held in accounts at financial institutions that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

Concentration of Suppliers

The Company is dependent on third-party manufacturers to supply certain products for research and development activities in its programs. In particular, the Company relies on a sole manufacturer to supply it with specific vectors related to the Company’s research and development programs.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, a comprehensive new lease accounting standard, which provides revised guidance on accounting for lease arrangements by both lessors and lessees and requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset for most leases. In July 2018, the FASB issued ASU No. 2018-11, Leases-Targeted Improvements (“ASC 842”), which provides an additional transition method that allowed entities to initially apply the new lease requirements at the adoption date, not the earliest period presented, and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected this transition method at the adoption date of January 1, 2019. The Company elected a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. The impact of adopting ASC 842 was represented as a capitalization of a ROU asset of approximately $31.0 million with a corresponding lease liability of approximately $36.7 million to be recognized over the remaining life of the Company’s leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statement.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$78,303	$—	$—
Marketable securities:
U.S. Treasury notes	195,491	195,491	—	—
Equity securities	1,920	1,920	—	—
Total marketable securities	$197,411	$197,411	$—	$—
Warrants to purchase equity securities	554	—	554	—
Total	$276,268	$275,714	$554	$—
December 31, 2018
Money market funds included in cash and cash equivalents	$46,173	$46,173	$—	$—
Marketable securities:
U.S. Treasury notes	108,947	108,947	—	—
Equity securities	628	628	—	—
Total marketable securities	$109,575	$109,575	$—	$—
Warrants to purchase equity securities	234	—	234	—
Total	$155,982	$155,748	$234	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the awards, (iii) the risk-free interest rate, and (iv) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of December 31, 2019, 2018, and 2017 are as follows:

	As of December 31,
	2019	2018	2017
Risk-free interest rate	1.6%	2.5%	2.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	1.7	2.7	3.7
Expected volatility	71.6%	112.7%	103.5%

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

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Prepaid research and development contracts	$1,999	$4,497
Other current assets	1,952	1,360
Accrued interest receivable	476	201
Prepaid insurance	203	617
Total	$4,630	$6,675

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$13,748	$8,843
Leasehold improvements	7,129	7,035
Construction in progress	2,188	19
Furniture and office equipment	1,888	1,675
Other	690	306
Total property and equipment	25,643	17,878
Less: accumulated depreciation	(7,657)	(5,107)
Property and equipment, net	$17,986	$12,771

The Company recorded $2.8 million, $2.1 million, and $1.6 million in depreciation expense during the years ended December 31, 2019, 2018, and 2017, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Research and development costs	$13,248	$3,555
Employee compensation costs	5,733	3,780
Accrued goods and services	1,386	784
Professional services	897	1,448
Other	177	101
Patent costs	75	120
Total	$21,516	$9,788

7. Lease obligation

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

The Company has received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively. The Company recorded these incentives as a component of its ROU asset and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been capitalized as fixed assets. The Company is entitled to receive approximately $0.1 million of leasehold improvements for the additional space at 75 Sidney Street pursuant to the third amendment to the 75 Sidney Street lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit of $0.7 million payable to the landlord as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying consolidated balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at December 31, 2019:

Total Minimum
Lease Payments
(in thousands)
2020	$5,960
2021	6,138
2022	6,323
2023	6,512
2024	6,707
2025+	14,190
Total future minimum lease payments	$45,830
Less: imputed interest	(11,662)
Total lease liability	$34,168
Reported as:
Other current liabilities	$3,193
Other non-current liabilities	30,975
Total lease liability	$34,168

Rent expense for operating leases of approximately $5.7 million, $4.0 million, and $2.9 million was incurred during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the weighted average remaining lease term was 6.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

8. Other liabilities

As of December 31, 2019 and 2018, other current and non-current liabilities consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Other current liabilities
Lease liability	3,193	—
Total other current liabilities	$3,193	$—

Other non-current liabilities
Lease liability	$30,975	$—
Deferred rent	—	5,710
Other	1,001	1,001
Total other non-current liabilities	$31,976	$6,711

9. Commitments and contingencies

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into the Sanofi Genzyme Collaboration Agreement which included a non-refundable upfront payment of $65.0 million. In addition, contemporaneous with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement, under which Sanofi Genzyme purchased 10,000,000 shares of Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value is accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

Under the Sanofi Genzyme Collaboration Agreement, the Company granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the following programs, which are referred to as Split Territory Programs; VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), VY-FXN01 for Friedreich’s ataxia (the “FA Program”), a future program to be designated by Sanofi Genzyme (the “Future Program), and VY-HTT01 for Huntington’s disease (the “Huntington’s Program”), with an incremental option to co-commercialize VY-HTT01 in the United States and (ii) worldwide rights to VY-SMN101 (the “Spinal Muscular Atrophy Program”). Sanofi Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof-of-principle human clinical study (“POP Study”), on a program by program basis.

The Company was solely responsible for all costs incurred in connection with the development of the Split Territory Programs and the Spinal Muscular Atrophy Program products prior to the exercise of an option by Sanofi Genzyme with the exception of the following: (i) at the Company’s request and upon mutual agreement, Sanofi Genzyme would provide “in-kind” services valued at up to $5.0 million and (ii) Sanofi Genzyme would be responsible for the costs and expenses of activities under the Huntington’s Program development plan to the extent such activities were covered by financial support Sanofi Genzyme is entitled to receive from a patient advocacy group, collectively Sanofi Genzyme “in-kind” and other funding.

Termination of Agreement

On June 14, 2019 (the “Termination Date”), the Company and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement (the “Sanofi Genzyme Termination Agreement”). Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, the FA Program and the Future Program. The Company has been relieved of its obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, the Company gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. The ex-U.S. rights to the FA Program have been, in turn, transferred from the Company to Neurocrine Biosciences pursuant to the collaboration and option agreement with Neurocrine Biosciences. Additionally, the Company and Sanofi Genzyme entered into an Amended and Restated Option and License Agreement related to AAV capsids (the “Amended Capsid Agreement”). Under the Amended Capsid Agreement, Sanofi Genzyme has obtained exclusive option rights to exclusively license up to two select novel AAV capsids owned or controlled by the Company for exclusive use for up to two non-central nervous system (“non-CNS”) indications.

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

Under the Sanofi Genzyme Termination Agreement, the Company made a $10.0 million upfront payment to Sanofi Genzyme and has agreed to make a $10.0 million milestone payment to Sanofi Genzyme within fifteen days of the filing of an investigational new drug (“IND”) application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program (a “Post-Termination HD Product”). The Company has agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program (collectively, “Post-Termination FA Products”), that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. The Company has also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, the Company had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, the Company waived its right to approximately $0.4 million in unused in-kind services, the Company has relinquished its rights to the Spinal Muscular Atrophy Program, and the Company no longer has the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

The Company has granted Sanofi Genzyme an exclusive royalty-free, fully-paid, sublicensable (through multiple tiers), non-transferable, worldwide license under the Company’s interest in the collaboration technology generated under or used in the Spinal Muscular Atrophy Program pursuant to the Sanofi Genzyme Collaboration Agreement to manufacture, develop, and commercialize any Spinal Muscular Atrophy product. Under the Amended Capsid Agreement, the Company has granted Sanofi Genzyme an exclusive option to evaluate up to four capsids for no consideration. During the capsid evaluation period, the Company has granted Sanofi Genzyme a non-exclusive license to the capsid intellectual property to conduct evaluation studies. In addition, Sanofi Genzyme is able to evaluate up to two additional capsids for a low six-figure payment per additional capsid. The Company is not obligated to perform any additional research on the capsids. Sanofi Genzyme shall have the right to obtain an exclusive license for up to two capsids, each in a specified non-CNS indication. At its discretion, Sanofi Genzyme may exercise both its options for the same capsid for different specified non-CNS indications. Upon its exercise of each option, Sanofi Genzyme has agreed to pay the Company a $1.0 million option exercise fee. Under the Amended Capsid Agreement, the Company is also entitled to receive potential development and regulatory milestone payments upon the achievement of certain milestone events for products containing licensed capsids (“Sanofi Licensed Products”) of up to an aggregate of $15.0 million per Sanofi Licensed Product. In addition, for each specified indication, Sanofi Genzyme has agreed to pay to the Company a one-time sales milestone payment of $20.0 million, if aggregate worldwide net sales for all Sanofi Licensed Products for such specified indication surpass a specified amount, and low-to-mid single-digit tiered royalty payments on worldwide net sales of Sanofi Licensed Products, on a Sanofi Licensed Product-by-Sanofi Licensed Product basis.

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

The Company has recognized $28.7 million of revenue upon the Termination Date. This amount consists of $48.7 million of deferred revenue related to the original agreement as of the Termination Date, offset by (x) $10.0 million related to the fee paid by the Company to Sanofi Genzyme on the Termination Date, and (y) $10.0 million related to the milestone payment which the Company expects to pay to Sanofi Genzyme upon the potential filing of an IND for a product candidate in connection with the Huntington’s Program. The Company is currently engaged in the ongoing conduct and review of preclinical studies for its Huntington’s disease program, VY-HTT01, and expects to provide an update on the program in the second quarter of 2020, including plans to file an investigational new drug, or IND, application. The Company has constrained $10.0 million of the remaining deferred revenue balance at the Termination Date as it expects to pay the milestone payment related to the potential filing of an IND for a product candidate in connection with the Huntington’s Program in 2020. As a result, the Company will maintain a $10.0 million deferred revenue balance associated with the potential milestone payment. This deferral will be reversed upon payment of the milestone to Sanofi Genzyme. If the Company decides not to file an IND for a product candidate in connection with the Huntington’s Program, the Company will recognize that amount as revenue upon determining that the IND filing is no longer likely. The $20.0 million payable by the Company to Sanofi Genzyme is treated as consideration payable to a customer and therefore accounted for as a reduction of the transaction price.

During the year ended December 31, 2019, the Company recognized $0.8 million of revenue related to in-kind services performed by Sanofi Genzyme under the collaboration. During the year ended December 31, 2019, the Company recognized $31.8 million of revenue related to research and development services, committee obligations performed, and the subsequent termination of the Sanofi Genzyme Collaboration. During the year ended December 31, 2018, the Company recognized $0.7 million of revenue related to research and development services and committee obligations performed under the Sanofi Genzyme Collaboration. During the year ended December 31, 2017, the Company recognized $10.1 million of revenue related to research and development services and committee obligations performed under the Sanofi Genzyme Collaboration. As of December 31, 2019, $10.0 million remains in short term deferred revenue in the accompanying consolidated balance sheet.

Costs incurred relating to the programs that Sanofi Genzyme had the option to license under the Sanofi Genzyme Collaboration Agreement consisted of internal and external research and development costs, which primarily included: salaries and benefits, lab supplies and preclinical research studies. These costs were included in research and development expenses in the Company’s consolidated statements of operations during the years ended December 31, 2019, 2018, and 2017.

AbbVie Tau Collaboration Agreement

Summary of Agreement

In February 2018, the Company entered into an exclusive collaboration and option agreement (the “AbbVie Tau Collaboration Agreement”) with AbbVie for the research, development and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the AbbVie Tau Collaboration Agreement, the Company and AbbVie have agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. The collaboration is comprised of a research period (the “Research Period”), a development period (the “Development Period”), and an exclusive license option (the “License Option”). The AbbVie Tau Collaboration Agreement included a non-refundable upfront payment of $69.0 million to the Company for services during the Research Period.

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

During the years ended December 31, 2019 and 2018, the Company recognized $11.3 million and $6.9 million of revenue, respectively, associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. As of December 31, 2019, there is $50.8 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or noncurrent in the accompanying consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s consolidated statements of operations during the years ended December 31, 2019 and 2018.

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

During the year ended December 31, 2019, the Company recognized $1.3 million of revenue associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. As of December 31, 2019, there was $63.7 million of deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2019.

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration

Agreement, the Company has agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the VY-AADC Program, (ii) the FA Program (collectively, the “Existing Programs”); and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, the Company gained ex-U.S. rights to the FA Program. The Company’s ex-U.S. rights to the FA Program were subsequently transferred to Neurocrine under the terms of the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to the FA Program to Neurocrine, the Company and Neurocrine executed an amendment to the Neurocrine Collaboration Agreement (the “June 2019 Modification”), and Neurocrine paid $5.0 million to the Company. There were no other changes in pricing or scope of the obligations required to be performed under the Neurocrine Collaboration Agreement.

Under the terms of the Neurocrine Collaboration Agreement, the Company has agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “Collaboration Products”) on a worldwide basis under (i) the VY-AADC Program; (ii) the FA Program; and (iii) each Discovery Program.

Pursuant to development plans to be agreed by the parties, which will be overseen by a joint steering committee (“JSC”), the Company has operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program prior to the occurrence of a specified event for such Neurocrine Program (a “Transition Event”), as described below, and is required to use commercially reasonable efforts to develop the corresponding Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by the Company in conducting these activities for each Neurocrine Program, in accordance with an agreed budget for each Neurocrine Program. If the Company breaches its development responsibilities or in certain circumstances upon a change in control, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

Upon the occurrence of a Transition Event for each Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817); (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For each Existing Program, the Company has the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). Should the Company elect to exercise its Co-Co Option, the Company has agreed to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), whereby it has agreed to jointly develop and commercialize Collaboration Products for such Existing Program (“Co-Co Products”) and share in its costs, profits and losses, and the Company agrees to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) and (ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate.

Subject to exceptions specified in the Neurocrine Collaboration Agreement, profits and losses under the Company’s Co-Co Option are agreed to be allocated (i) 50% to Neurocrine and 50% to the Company for a Collaboration Product from the VY-AADC Program and (ii) 60% to Neurocrine and 40% to the Company for a Collaboration Product from the FA Program; provided, however, that Neurocrine may elect, within a specified period following the acceptance for filing of a biologics license application (“BLA”) from the FDA, to pay a $35.0 million rate-shifting fee to the Company to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to the Company. The parties have agreed that each Co-Co Agreement will provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

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

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine has purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine has also agreed to pay the Company royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC Program, from the mid-teens to low thirties and the low-teens to low twenties, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) ten years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

Unless earlier terminated, the Neurocrine Collaboration Agreement expires on the later of (i) the expiration of the last to expire royalty term with respect to a Collaboration Product in all countries in the relevant territory or (ii) the expiration or termination of all Co-Co Agreements. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (a) 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or (b) one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. The Company may terminate the Neurocrine Collaboration Agreement, subject to specified conditions, if Neurocrine challenges the validity or enforceability of certain of the Company’s intellectual property rights. Subject to a cure period, either party may terminate the Neurocrine Collaboration Agreement in the event of a material breach by the other party in whole or in part, subject to specified conditions.

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

The Company has identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company has utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million and has concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2019, the Company changed the estimate of the expected reimbursement to $365.8 million based on current expectations. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at December 31, 2019:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$111,098
FA Program	112,417
Discovery Program 1	71,206
Discovery Program 2	71,081
Total	$365,802

Based on the relative standalone selling price allocation, the allocation of the transaction price, exclusive of the variable consideration allocated to the individual performance obligations, to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
VY-AADC Program	$80,373
FA Program	6,005
Discovery Program 1	3,002
Discovery Program 2	3,002
Total	$92,382

The Company recognizes the transaction price associated with each performance obligation on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period.

During the year ended December 31, 2019, the Company recognized $60.0 million of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2019, there was $70.0 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2019, there was $18.5 million of collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2019.

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

ClearPoint Neuro, Inc. License and Securities Purchase Agreements

In September 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and a license agreement (the “CLPT License Agreement”) with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.) (“CLPT”), formerly known as MRI Interventions, Inc. CLPT is the only supplier of the ClearPoint® System, which is being used by the Company in ongoing development and clinical trials. Under the Securities Purchase Agreement, the Company paid $2.0 million for shares of CLPT common stock and a warrant to purchase additional shares of CLPT common stock. The Company also entered into the CLPT License Agreement, which provided for certain rights to CLPT technology and for CLPT to transfer the rights and know-how to manufacture the ClearPoint System to enable the Company to utilize an alternative supplier for the ClearPoint System for use in the Company’s development and clinical trials. During 2017, the Company terminated the CLPT License Agreement and all prior and future commitments and obligations under such agreement became null and void.

In May 2018, the Company entered into a master services and supply agreement with CLPT (the “CLPT Supply Agreement”) which provides for CLPT to perform certain manufacturing, supply, development and services as requested by the Company, including the supply of the ClearPoint System and cannula devices. In March 2019, the Company transferred its premarket notification (510(k)) clearance for the V-TAG device to CLPT, and will work with CLPT on the manufacturing and clinical supply of the device.

As of December 31, 2019, the Company continued to hold the common stock and warrants to purchase additional shares of common stock as a non-current asset.

Other Agreements

The Company has entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the licensed rights the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in-process research and development. The license agreements obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. As of December 31, 2019, the Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial which resulted in a $0.1 million milestone payment to one of its licensors. The Company can generally terminate the license agreements upon 30-90 days prior written notice.

Additionally, certain license agreements require the Company to reimburse the licensor for certain past and ongoing patent related expenses. During the year ended December 31, 2019, 2018, and 2017, the Company incurred $0.5 million, $0.6 million, and $0.8 million of expense, respectively, related to these reimbursable patent costs which are recorded as general and administrative expense

During the year ended December 31, 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the year ended December 31, 2017, the Company earned a milestone payment of $1.0 million. The Company has evaluated the arrangement and has concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned through the year ended December 31, 2017 is recorded as a non-current liability in the consolidated balance sheet.

Litigation

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of December 31, 2019 or 2018

10. Preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of December 31, 2019 and 2018. The authorized preferred stock was classified under stockholders’ equity at December 31, 2019.

11. Common stock

As of December 31, 2019 and 2018, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2019	2018
Shares reserved for vesting of restricted stock awards under the Founder Agreements	176,471	235,294
Shares reserved for exercise of outstanding stock options	5,317,326	4,225,152
Shares reserved for vesting of outstanding restricted stock units	455,404	—
Shares reserved for issuances under the 2015 Stock Option Plan	1,875,078	1,973,227
Shares reserved for issuances under the 2015 Employee Stock Purchase Plan	1,218,876	963,386
	9,043,155	7,397,059

12. Stock-based compensation

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

Founder Awards

In January 2014, the Company issued 1,188,233 shares of restricted stock to its founders (each, a “Founder”) at an original issuance price of $0.0425 per share. Of the total restricted shares awarded to the Founders, 835,292 shares generally vest over one to four years, based on each Founder’s continued service to the Company in varying capacity as a Scientific Advisory Board member, consultant, director, officer or employee, as set forth in each grantee’s individual restricted stock purchase agreement.

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. Management concluded that the achievement of the performance milestone for one of the three performance-based awards had been met during 2016. Accordingly, stock-based compensation expense in the amount of $0.3 million and $1.4 million was recorded in the years ended December 31, 2018 and 2017, respectively, related to this award. In December 2019, the Company modified one of the remaining performance awards, repurchasing 58,823 shares of common stock previously issued to one of the Company’s founders. Additionally, the Company modified the award to vest solely based on time rather than on performance. The Company revalued the award at the modification date and is recognizing expense on a straight-line basis over the three-year vesting period. Stock-based compensation related to this award was de minimis in the year ended December 31, 2019. The performance-based milestone of the remaining performance-based award has not been met as of December 31, 2019.

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

Effective January 1, 2016, 2017, 2018, 2019, and 2020, an additional 1,069,971, 1,070,635, 1,285,200, 1,302,830, and 1,480,621 shares of common stock, respectively, were added to the Company’s 2015 Stock Option Plan pursuant to its “evergreen” provision, for future issuance. During the year ended December 31, 2019, the Company granted options to purchase 1,365,130 shares of common stock to employees and directors under the 2015 Stock Option Plan. As of December 31, 2019, there were 1,875,078 shares available for future issuance under the 2015 Stock Option Plan.

2015 Employee Stock Purchase Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under this plan. The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016, 2017, 2018, 2019, and 2020, a total of 267,492, 267,658, 321,300, 325,707, and 370,155 shares of common stock, respectively, were added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. The Company issued 70,217 shares of common stock under the 2015 ESPP in the year ended December 31, 2019.

Inducement Awards

In the year ended December 31, 2019, the Company issued non-statutory stock options to purchase an aggregate of 338,750 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 58,125 units of the Company’s common stock, respectively, to two executives in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to such executive’s acceptance of an offer of employment with the Company in accordance with  Nasdaq Listing Rule 5635(c)(4). The stock options will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The restricted stock units vest over a three-year period, with 33% of the restricted stock units vesting on the first anniversary, 33% of the restricted stock units vesting on the second anniversary, and the remaining restricted stock units vesting on the third anniversary.

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$7,383	$4,717	$5,367
General and administrative	8,257	10,993	3,871
Total stock-based compensation expense	$15,640	$15,710	$9,238

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive loss was as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	$13,380	$14,956	$5,787
Restricted stock awards and units	1,935	482	3,244
Employee stock purchase plan awards	325	272	207
Total stock-based compensation expense	$15,640	$15,710	$9,238

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

In August 2018, the Company entered into a consulting agreement (the “Paul Agreement”) with Dr. Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, pursuant to which Dr. Paul has agreed to provide consulting and advisory services, including but not limited to scientific guidance in connection with certain of the Company’s collaborations and research and development programs for a three-year period which commenced on August 2, 2018. In accordance with its terms, the Paul Agreement triggered an equity modification resulting in the recognition of $5.4 million of stock-based compensation expense related to the non-substantive service period of the Paul Agreement.

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2019 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2018	—	—
Awarded	484,514	$12.00
Vested	—	—
Forfeited	(29,110)	$9.47
Unvested restricted stock units as of December 31, 2019	455,404

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the year ended December 31, 2019 was $12.00 per share. The restricted stock units granted in the year ended December 31, 2019 vest in equal amounts, annually over three years. The expense related to awards granted to employees was $1.9 million for the year ended December 31, 2019.

The expense related to awards granted to employees was $0.1 million for the year ended December 31, 2018. The expense related to awards granted to employees was $0.5 million for the year ended December 31, 2017.

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $4.9 million which is expected to be recognized over the remaining weighted average vesting period of 3.0 years

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2018	4,225,152	$15.48
Granted	1,703,880	$15.42
Exercised	(250,276)	$10.84
Cancelled or forfeited	(361,430)	$12.12
Outstanding at December 31, 2019	5,317,326	$15.98	8.1	$8,469
Exercisable at December 31, 2019	2,482	$14.67	7.3	$5,194
Vested and expected to vest at December 31, 2019	5,317,326	$15.98	8.1	$8,469

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the year ended December 31, 2019 was $10.22. The stock-based compensation expense related to stock option awards granted to employees and directors was $13.3 million, $14.6 million, and $5.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.2%	2.8%	2.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	74.7%	74.4%	73.7%

There were no new options granted to non-employees other than members of the Company’s board of directors during the year ended December 31, 2019. The expense related to stock option awards granted to non-employees was $0.1 million, $0.3 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $27.4 million which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

13. 401(k) Savings plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $1.0 million, $0.8 million, and $0.5 million related to employer contributions made during the years ended December 31, 2019, 2018, and 2017, respectively.

14. Income taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax carryforwards, such as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for income taxes in the period that includes the enactment date. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not that such asset will not be realized. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates its tax positions on a quarterly basis.

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

The benefit for incomes taxes is as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Current
Federal	$—	$180
State	—	—
Total current	—	180

Deferred
Federal	—	—
State	—	—
Total deferred	—	—
Total tax expense	$—	$180

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate at the Company’s effective tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
Income tax computed at federal statutory tax rate	21.0%	21.0%	34.0%
General business credit carryovers	9.4%	3.1%	5.0%
State taxes, net of federal benefit	8.0%	6.3%	6.1%
Deferred rate change	—%	—%	(21.8)%
Non-deductible expenses	(2.2)%	(2.1)%	(4.1)%
Change in valuation allowance	(36.2)%	(28.1)%	(19.2)%
Total	—%	0.2%	—%

The Company has incurred net operating losses (“NOLs”) since June 2013. At December 31, 2019, the Company had federal and state net operating loss carryforwards of $182.4 million and $180.4 million, respectively. During 2019, the company generated federal and state NOLs carryforwards of $19.1 million and $16.1million, respectively. The federal pre-2017 NOL will begin to expire in 2033. The post-2017 NOL are limited to 80% of taxable income and with an indefinite carryforward period. The state NOL carryforwards will begin to expire in 2033. As of December 31, 2019, the Company also had federal and state research and development tax credit carryforwards of $13.4 million and $4.3 million, respectively, which expire beginning in 2028. As of December 31, 2019, the Company had state investment credits of $0.6 million, which expire beginning in 2019.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to offset future taxable income and taxes payable. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. During 2016, the Company completed a study through June 30, 2016, to determine whether any ownership change had occurred since the Company’s formation and determined that its transactions had resulted in three ownership changes, as defined by Section 382. An updated study was completed through May 3, 2019 and there were no additional ownership changes. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

The significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,713	$44,556
Tax credit carryforwards	17,297	12,021
Deferred rent	—	1,560
Lease liability	9,335	—
Deferred revenue	16,805	13,926
Non-deductible accruals and reserves	1,502	1,105
Intangibles	776	930
Stock compensation	5,157	2,802
Total deferred tax assets	100,585	76,900
Less valuation allowance	(90,920)	(75,213)
Net deferred tax assets	9,665	1,687
Deferred tax liabilities
Unrealized gain on available-for-sale securities	(8)	—
Depreciation and amortization	(1,878)	(1,687)
Right of use asset	(7,779)	—
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, research and development credit carryforwards, and collaboration revenue that has been recognized as taxable but remains deferred for book reporting purposes at year end. . Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $90.9 million and $75.2 million has been established at December 31, 2019 and 2018, respectively. The change in valuation allowance was $15.7 million for the year ended December 31, 2019, primarily due to additional operating losses incurred by the Company for the year ended December 31, 2019 and current year increase in stock compensation deferred tax asset. The primary reason for the difference between the income tax expense recorded by the Company and the amount of income tax expense at statutory income tax rates was the change in the valuation allowance.

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2019 and 2018, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

15. Related-party transactions

Since inception, the Company received consulting and management services from one of its investors. The total amount of consulting and management services provided by this investor was de minimis during the years ended December 31, 2019 and 2018. Additionally, during the years ended December 31, 2019 and 2018, the Company received board and scientific advisory services from two of its prior executives. The total amounts of these services provided by the former executives totaled $0.4 million and $0.1 million, for the years ended December 31, 2019 and 2018, respectively.

Under the collaboration agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 9). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of December 31, 2019, the Company had approximately $18.5 million in related party collaboration receivable associated with Neurocrine.

16. Selected quarterly financial data (unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands, except per share data)
Collaboration revenue	$5,197	$46,087	$20,433	$32,674	$104,391
Total operating expenses	34,490	36,898	38,240	46,442	156,070
Loss from operations	(29,293)	9,189	(17,807)	(13,768)	(51,679)
Net (loss) income	$(27,170)	$11,153	$(15,006)	$(12,574)	$(43,597)
Net (loss) income per share	$(0.81)	$0.30	$(0.41)	$(0.34)	$(1.21)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands, except per share data)
Collaboration revenue	$942	$2,575	$2,094	$2,008	$7,619
Total operating expenses	22,035	28,269	23,241	25,169	98,714
Loss from operations	(21,093)	(25,694)	(21,147)	(23,161)	(91,095)
Net loss	$(19,926)	$(25,541)	$(20,289)	$(22,532)	$(88,288)
Net loss per share	$(0.63)	$(0.80)	$(0.63)	$(0.70)	$(2.75)

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant.	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant.	10-K	4.1	03/14/2018	001-37625

4.2	Form of Indenture to be entered into between the Registrant and Trustee.	S-3/A	4.2	12/19/2016	333-207367

4.3	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of April 10, 2015.	S-1/A	4.2	10/28/2015	333-207367

4.4	Description of Registrant’s Securities					X

10.1#	2014 Stock Option and Grant Plan and forms of award agreements thereunder.	S-1/A	10.1	10/28/2015	333-207367

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1/A	10.2	10/28/2015	333-207367

10.3†	Collaboration Agreement, by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015.	S-1/A	10.3	11/06/2015	333-207367

10.4*	Termination Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.3	08/09/2019	001-37625

10.5*	Amended and Restated Option and License Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.4	08/09/2019	001-37625

10.6†	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.28	02/26/2019	001-37625

10.7	Amendment No. 1 to the Collaboration and License Agreement, by and between	10-Q	10.5	08/09/2019	001-37625

	the Registrant and Neurocrine Biosciences, Inc., dated June 14, 2019

10.8	Stock Purchase Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.29	02/26/2019	001-37625

10.9	Investor Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.30	02/26/2019	001-37625

10.10†	Collaboration Agreement, by and between the Registrant and AbbVie Biotechnology Ltd, dated February 16, 2018	10-K	10.22	03/14/2018	001-37625

10.11†	Collaboration and Option Agreement, by and between the Registrant and AbbVie Ireland Unlimited Company, dated February 21, 2019	10-K	10.31	02/26/2019	001-37625

10.12†	Exclusive License Agreement, by and between the Registrant and the University of Massachusetts, dated January 30, 2014	S-1	10.4	10/09/2015	333-207367

10.13†	License Agreement, by and between the Registrant and ReGenX Biosciences, LLC, dated May 28, 2014	S-1/A	10.11	11/04/2015	333-207367

10.14	Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated April 1, 2014	S-1/A	10.5	10/28/2015	333-207367

10.15	First Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated December 23, 2015	10-Q	10.5	05/12/2016	001-37625

10.16	Second Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated February 5, 2018	8-K	10.1	02/07/2018	001-37625

10.17	Third Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated June 1, 2018	8-K	10.1	06/05/2018	001-37625

10.18	Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated December 23, 2015	10-Q	10.6	05/12/2016	001-37625

10.19	First Amendment to the Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated June 1, 2018	8-K	10.2	06/05/2018	001-37625

10.20	Form of Indemnification Agreement to be entered into between the Registrant and its directors	S-1/A	10.9	10/28/2015	333-207367

10.21	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers	S-1/A	10.10	10/28/2015	333-207367

10.22#	2015 Employee Stock Purchase Plan	S-1/A	10.12	10/28/2015	333-207367

10.23#	Amendment No. 1 to the 2015 Employee Stock Purchase Plan	10-K	10.21	03/14/2018	001-37625

10.24#	Retirement Agreement, by and between the Registrant and Steven M. Paul, M.D., dated June 28, 2018	8-K	10.1	06/29/2018	001-37625

10.25#	Employment Agreement, by and between the Registrant and G. Andre Turenne, dated June 28, 2018	8-K	10.2	06/29/2018	001-37625

10.26#	Employment Agreement, by and between the Registrant and Matthew P. Ottmer, dated September 11, 2017	8-K	10.1	09/18/2017	001-37625

10.27#	Employment Agreement, by and between the Registrant and Allison Dorval, dated November 7, 2018	10-Q	10.3	11/07/2018	001-37625

10.28#	Retirement Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated May 20, 2019	8-K	10.1	05/21/2019	001-37625

10.29#	Employment Agreement, by and between the Registrant and Omar Khwaja, M.D., Ph.D., dated May 20, 2019	10-Q	10.2	08/09/2019	001-37625

10.30#	Employment Agreement, by and between the Registrant and Robert W. Hesslein, dated January 15, 2019	10-Q	10.5	05/07/2019	001-37625

10.31#	Consulting Agreement, by and between the Registrant and Steven M. Paul, M.D., dated August 2, 2018	10-Q	10.5	08/07/2018	001-37625

10.32#	Amendment No. 1 to the Consulting Agreement, by and between the Registrant and Steven M. Paul, M.D., dated July 9, 2019	10-Q	10.1	11/06/2019	001-37625

10.33#	Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated June 28, 2019	10-Q	10.6	08/09/2019	001-37625

10.34#	Amendment No. 1 to the Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated September 16, 2019	10-Q	10.2	11/06/2019	001-37625

10.35#	Form of Non-Qualified Stock Option Agreement for Inducement	10-K	10.27	02/26/2019	001-37625

10.36#	Form of Restricted Stock Unit Agreement and Inducement Grant	10-K	10.33	02/26/2019	001-37625

10.37	Transition, Separation, and Release Agreement, by and between the Registrant and Matthew P. Ottmer, dated February 12, 2020	8-K	10.1	02/14/2020	001-37625

10.38	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated November 5, 2019	S-3	1.2	11/06/2019	333-234527

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Document.

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Presentation Link Document.

104	Cover Page Interactive Data File – T=the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

#     Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

†     Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

*   Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

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

March 3, 2019	VOYAGER THERAPEUTICS, INC.
	By:	/s/ G. Andre Turenne G. Andre Turenne Chief Executive Officer, President, and Director

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

Name	Title	Date

/s/ G. Andre Turenne	Chief Executive Officer, President, and Director	March 3, 2020
G. Andre Turenne	(Principal Executive Officer)

/s/Allison Dorval	Chief Financial Officer	March 3, 2020
Allison Dorval	(Principal Financial and Accounting Officer)

/s/Mark Levin	Director	March 3, 2020
Mark Levin

/s/Jim Geraghty	Director	March 3, 2020
Jim Geraghty

/s/Michael Higgins	Director	March 3, 2020
Michael Higgins

/s/Steven Hyman, M.D.	Director	March 3, 2020
Steven Hyman, M.D.		4

/s/Wendy Dixon, Ph.D.	Director	March 3, 2020
Wendy Dixon, Ph. D.

/s/Steve Paul, M.D.	Director	March 3, 2020
Steve Paul, M.D.		4

/s/Glenn Pierce, M.D., Ph.D.	Director	March 3, 2020
Glenn Pierce, M.D., Ph.D.