Form 10-Q
period 2020-03-31
Voyager Therapeutics, Inc.
filed 2020-05-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2020 was 37,190,692.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC (which our partner Neurocrine Biosciences, Inc., or Neurocrine, refers to as NBIb-1817) as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including our ability to file investigational new drug applications for our programs including VY-HTT01 for the treatment of Huntington’s disease, VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, and VY-FXN01 for the treatment of Friedreich’s ataxia;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our strategic collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine, including the possibility and timing of AbbVie exercising its options to certain of our programs as specified in the applicable collaboration agreements;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 trial;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements; and
●	the potential impact of the COVID-19 pandemic on our clinical trials and other business operations.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” and in “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2020 that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$165,227	$86,042
Marketable securities, current	85,704	195,491
Related party collaboration receivable	16,283	18,496
Prepaid expenses and other current assets	5,262	4,630
Total current assets	272,476	304,659
Property and equipment, net	18,586	17,986
Deposits and other non-current assets	2,378	1,723
Marketable securities, non-current	1,432	1,920
Operating lease, right-of-use asset	27,738	28,472
Total assets	$322,610	$354,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,815	$4,070
Accrued expenses	17,493	21,516
Other current liabilities	3,306	3,193
Deferred revenue, current	46,923	47,233
Total current liabilities	72,537	76,012
Deferred revenue, non-current	139,227	147,260
Other non-current liabilities	31,089	31,976
Total liabilities	242,853	255,248
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2020 and December 31, 2019; 36,976,751 and 36,865,116 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	37	37
Additional paid-in capital	416,210	412,227
Accumulated other comprehensive income (loss)	421	(104)
Accumulated deficit	(336,911)	(312,648)
Total stockholders’ equity	79,757	99,512
Total liabilities and stockholders’ equity	$322,610	$354,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Collaboration revenue	$18,067	$5,197
Operating expenses:
Research and development	32,294	24,831
General and administrative	10,206	9,659
Total operating expenses	42,500	34,490
Operating loss	(24,433)	(29,293)
Other income:
Interest income	978	1,145
Other (expense) income	(808)	978
Total other income	170	2,123
Net loss	$(24,263)	$(27,170)
Other comprehensive income
Net unrealized gain on available-for-sale securities	525	58
Total other comprehensive income	525	58
Comprehensive loss	$(23,738)	$(27,112)
Net loss per share, basic and diluted	$(0.66)	$(0.81)
Weighted-average common shares outstanding, basic and diluted	36,963,255	33,353,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	31,360	1	283	—	—	284
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Stock-based compensation expense	—	—	3,459	—	—	3,459
Unrealized gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(27,170)	(27,170)
Balance at March 31, 2019	36,575,983	$37	$396,953	$(75)	$(296,221)	$100,694

Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	3,035	—	34	—	—	34
Vesting of restricted stock units	108,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,949	—	—	3,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	525	—	525
Net loss	—	—	—	—	(24,263)	(24,263)
Balance at March 31, 2020	36,976,751	$37	$416,210	$421	$(336,911)	$79,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(24,263)	$(27,170)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,040	3,518
Depreciation	842	616
Amortization of premiums and discounts on marketable securities	(188)	(554)
In-kind research and development expenses	—	392
Other non-cash items	808	(965)
Changes in operating assets and liabilities:
Related party collaboration receivable	2,213	—
Prepaid expenses and other current assets	(55)	7
Operating lease, right-of-use asset	734	670
Noncurrent assets	69	—
Accounts payable	745	1,223
Accrued expenses	(4,626)	(580)
Operating lease liabilities	(774)	(606)
Deferred revenue	(8,343)	148,611
Net cash (used in) provided by operating activities	(28,798)	125,162
Cash flow from investing activities
Purchases of property and equipment	(1,507)	(1,104)
Proceeds from sale of equipment	—	122
Purchases of marketable securities	—	(214,979)
Proceeds from maturities of marketable securities	110,500	79,300
Net cash provided by (used in) investing activities	108,993	(136,661)
Cash flow from financing activities
Proceeds from the exercise of stock options	34	284
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement	—	77,617
Net cash provided by financing activities	34	77,901
Net increase in cash, cash equivalents, and restricted cash	80,229	66,402
Cash, cash equivalents, and restricted cash, beginning of period	86,777	47,594
Cash, cash equivalents, and restricted cash, end of period	$167,006	$113,996
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$65	$9

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

The Company has incurred annual net operating losses in every year since inception. As of March 31, 2020, the Company had an accumulated deficit of $336.9 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”), AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and Neurocrine Biosciences, Inc. (“Neurocrine”).

Through March 31, 2020, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. As of March 31, 2020, the Company had cash, cash equivalents, and marketable debt securities of $250.9 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to its collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable the Company to meet its planned operating expenses and capital expenditure requirements into mid-2022.

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

2. Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2020. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). See “Recently Adopted Accounting Pronouncements” below for discussion of the Company’s adoption of new guidance effective January 1, 2020. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in, Summary of Significant Accounting Policies to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board or FASB, issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company adopted the standard on January 1, 2020. Based on the composition of the Company's investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted the standard on the required effective date of January 1, 2020. This standard did not have a material impact on the Company’s consolidated financial statements and related dicsclosures.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2020	(in thousands)
Money market funds included in cash and cash equivalents	$153,395	$153,395	$—	$—
Marketable securities:
U.S. Treasury notes	85,704	85,704	—	—
Equity securities	1,432	1,432	—	—
Total marketable securities	$87,136	$87,136	$—	$—
Warrants to purchase equity securities	234	—	234	—
Total	$240,765	$240,531	$234	$—
December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$78,303	$—	$—
Marketable securities:
U.S. Treasury notes	195,491	195,491	—	—
Equity securities	1,920	1,920	—	—
Total marketable securities	$197,411	$197,411	$—	$—
Warrants to purchase equity securities	554	—	554	—
Total	$276,268	$275,714	$554	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of March 31, 2020 and December 31, 2019 are as follows:

	As of March 31,	As of December 31,
	2020	2019
Risk-free interest rate	0.2%	1.6%
Expected dividend yield	—%	—%
Expected term (in years)	1.4	1.7
Expected volatility	68.0%	71.6%

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

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at March 31, 2020 and December 31, 2019:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
As of March 31, 2020
Money market funds included in cash and cash equivalents	$153,395	$—	$—	$153,395
Marketable securities:
U.S. Treasury notes	85,154	550	—	85,704
Equity securities	1,220	212	—	1,432
Total marketable securities	$86,374	$762	$—	$87,136
Total money market funds and marketable securities	$239,769	$762	$—	$240,531
As of December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$—	$—	$78,303
Marketable securities:
U.S. Treasury notes	195,467	52	28	195,491
Equity securities	1,220	700	—	1,920
Total marketable securities	$196,687	$752	$28	$197,411
Total money market funds and marketable securities	$274,990	$752	$28	$275,714

All of the Company’s marketable debt securities at March 31, 2020, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$165,227	$113,261
Restricted cash included in deposits and other non-current assets	1,779	735
Total cash, cash equivalents, and restricted cash	$167,006	$113,996

5. Accrued expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 consist of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Research and development costs	$10,082	$13,248
Employee compensation costs	4,222	5,733
Accrued goods and services	1,637	1,386
Professional services	1,347	897
Other	130	177
Patent costs	75	75
Total	$17,493	$21,516

6. Lease obligation

Operating Leases

As of March 31, 2020 the Company has leases for office and lab space at 75 and 64 Sidney Street through November 30, 2026.

In March 2020, the Company entered into an agreement to lease an additional facility at 75 Hayden Avenue in Lexington, Massachusetts until October 29, 2030. The facility includes laboratory and office space. The Company currently expects the facility to be ready for occupancy in late 2020. As of March 31, 2020, the Company did not have control of the space and therefore, did not record a right-of-use asset and corresponding lease liability. The expected contractual obligation under this lease is approximately $25.6 million, to be paid over the ten year term of the lease. These payments are not included in the detailed table below.

The Company has received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively. The Company recorded these incentives as a component of its right-of-use asset and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been capitalized as fixed assets. The Company is entitled to receive approximately $0.1 million of leasehold improvements at 75 Sidney Street. The Company is also entitled to receive approximately $6.1 million of leasehold improvements for the space at 75 Hayden Avenue.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $1.7 million payable to the landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at March 31, 2020:

Total Minimum
Lease Payments
(in thousands)
2020 (remainder of year)	$4,470
2021	6,138
2022	6,323
2023	6,512
2024	6,707
2025+	14,190
Total future minimum lease payments	$44,340
Less: imputed interest	(10,946)
Total lease liability	$33,394
Reported as:
Other current liabilities	$3,306
Other non-current liabilities	30,088
Total lease liability	$33,394

During the three months ended March 31, 2020 and 2019, the Company incurred lease expense of $1.8 million and $1.4 million, respectively, for operating leases. As of March 31, 2020, the weighted average remaining lease term was 6.7 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

7. Other liabilities

As of March  31, 2020 and December 31, 2019, other current and non-current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Other current liabilities
Lease liability	3,306	3,193
Total other current liabilities	$3,306	$3,193

Other non-current liabilities
Lease liability	$30,088	$30,975
Other	1,001	1,001
Total other non-current liabilities	$31,089	$31,976

8. Commitments and contingencies

Significant Agreements

Sanofi Genzyme Collaboration Agreement

Summary of Agreement

In February 2015, the Company entered into a collaboration agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”) which included a non-refundable upfront payment of $65.0 million to the Company. In addition, contemporaneous with entering into the Sanofi Genzyme Collaboration Agreement, Sanofi Genzyme entered into a Series B Stock Purchase Agreement with the Company, under which Sanofi Genzyme purchased

10,000,000 shares of the Company’s Series B Preferred Stock for $30.0 million. The fair value of the Series B Preferred Stock at the time of issuance was approximately $25.0 million. The $5.0 million premium over the fair value is accounted for as additional consideration under the Sanofi Genzyme Collaboration Agreement.

Under the Sanofi Genzyme Collaboration Agreement, the Company granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the following programs, which are referred to as Split Territory Programs; VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), VY-FXN01 for Friedreich’s ataxia (the “FA Program”), a future program to be designated by Sanofi Genzyme (the “Future Program”), and VY-HTT01 for Huntington’s disease (the “Huntington’s Program”), with an incremental option to co-commercialize VY-HTT01 in the United States and (ii) worldwide rights to VY-SMN101 (the “Spinal Muscular Atrophy Program”). Sanofi Genzyme’s option for the Split Territory Programs and the Spinal Muscular Atrophy Program is triggered following the completion of the first proof-of-principle human clinical study (“POP Study”), on a program by program basis.

The Company was solely responsible for all costs incurred in connection with the development of the Split Territory Programs and the Spinal Muscular Atrophy Program prior to the exercise of an option by Sanofi Genzyme with the exception of the following: (i) at the Company’s request and upon mutual agreement, Sanofi Genzyme would provide “in-kind” services valued at up to $5.0 million and (ii) Sanofi Genzyme would be responsible for the costs and expenses of activities under the Huntington’s Program development plan to the extent such activities were covered by financial support Sanofi Genzyme is entitled to receive from a patient advocacy group.

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

Under the Sanofi Genzyme Termination Agreement, the Company made a $10.0 million upfront payment to Sanofi Genzyme and has agreed to make a $10.0 million milestone payment to Sanofi Genzyme within fifteen days of the filing of an investigational new drug (“IND”) application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program (a “Post-Termination HD Product”). The Company has agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program (collectively,

“Post-Termination FA Products”), that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. The Company has also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, the Company had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, the Company waived its right to approximately $0.4 million in unused in-kind services, relinquished its rights to the Spinal Muscular Atrophy Program, and no longer has the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

The Company has recognized $28.7 million of revenue upon the Termination Date. This amount consists of $48.7 million of deferred revenue related to the original agreement as of the Termination Date, offset by (x) $10.0 million related to the fee paid by the Company to Sanofi Genzyme on the Termination Date, and (y) $10.0 million related to the milestone payment which the Company expects to pay to Sanofi Genzyme upon the potential filing of an IND application for a product candidate in connection with the Huntington’s Program. The Company is currently engaged in the ongoing conduct and review of preclinical studies for its Huntington’s disease program, VY-HTT01. Pending this review, the Company is planning for the potential initiation of both a first in human Phase 1 study of VY-HTT01 and a prospective observational study of patients with late prodromal and early manifest Huntington’s disease. The Company anticipates providing an update on the program in mid-2020. The Company has constrained $10.0 million of the remaining deferred revenue balance at the Termination Date as it expects to pay the milestone payment related to the potential filing of an IND application for a product candidate in connection with the Huntington’s Program in 2020. As a result, the Company will maintain a $10.0 million deferred revenue balance associated with the potential milestone payment. This deferral will be reversed upon payment of the milestone to Sanofi Genzyme. If the Company decides not to file an IND for a product candidate in connection with the Huntington’s Program, the Company will recognize that amount as revenue upon determining that the IND filing is no longer likely. The $20.0 million payable by the Company to Sanofi Genzyme is treated as consideration payable to a customer and therefore accounted for as a reduction of the transaction price.

During the three months ended March 31, 2019 the Company recognized $1.4 million of revenue associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. No amounts were recorded as revenue under the Sanofi Genzyme Collaboration Agreement in the three months ended March 31, 2020. As of March 31, 2020, there was $10.0 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as current in the accompanying balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the programs that Sanofi Genzyme had the option to license under the Sanofi Genzyme Collaboration Agreement consisted of internal and external research and development costs, which primarily included: salaries and benefits, lab supplies and preclinical research studies. These costs were included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2019.

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

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Tau Collaboration Agreement, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and determined that the AbbVie Tau Collaboration Agreement includes the following performance obligations: (i) research services during the Research Period (through the delivery of the final research report) including the identification of the Research Antibodies, conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to three development options to be rendered (collectively, the “Research Services”), and (ii) a material right associated with the Development Option on the first Research Compound and associated Product Candidates (“First Development Option Material Right”). The first Development Option provides AbbVie with (i) additional development services on a selected Research Compound and (ii) the ability to exercise the License Option. The Company has concluded the option provides a material right as the consideration paid by AbbVie upon exercise of the first Development Option is less than the amount that the Company would otherwise expect to receive outside the context of the contract.

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

During the three months ended March 31, 2020 and 2019, the Company recognized $2.4 million and $1.7 million of revenue, respectively, associated with the AbbVie Tau Collaboration related to the Research Services performed during the period. As of March 31, 2020, there is $48.3 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2020 and 2019, the Company recognized $1.2 million and $0.2 million, respectively, of revenue associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. As of March 31, 2020, there is $62.5 million of deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019.

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

Upon the occurrence of a Transition Event, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817); (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for a FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For each Existing Program, the Company has the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). Should the Company elect to exercise its Co-Co Option, the Company has agreed to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), whereby it has agreed to jointly develop and commercialize Collaboration Products for such Neurocrine Existing Program (“Co-Co Products”) and share in its costs, profits and losses, and the Company agrees to forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) and (ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for a FA Program product candidate.

Subject to exceptions specified in the Neurocrine Collaboration Agreement, profits and losses under the Company’s Co-Co Option are agreed to be allocated (i) 50% to Neurocrine and 50% to the Company for a Collaboration Product from the VY-AADC Program and (ii) 60% to Neurocrine and 40% to the Company for a Collaboration Product from the FA Program; provided, however, that Neurocrine may elect, within a specified period following the acceptance for filing of a biologics license application from the FDA, to pay a $35.0 million rate-shifting fee to the Company to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to the Company. The parties have agreed that each Co-Co Agreement will provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

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

During the term of the Neurocrine Collaboration Agreement, neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any AAV-based gene therapy products directed to a Target to which a Collaboration Product is directed, subject to specified exceptions, including the parties’ conduct of basic research activities.

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

The Company has identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company has utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception and has concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the three months ended March 31, 2020, the Company changed the estimate of the expected reimbursement to $367.7 million. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at March 31, 2020:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$110,187
FA Program	113,392
Discovery Program 1	72,647
Discovery Program 2	71,515
Total	$367,741

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

During the three months ended March 31, 2020 and 2019, the Company recognized $14.5 million and $1.9 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of March 31, 2020, there was $65.4 million of deferred revenue and $9.8 million of collaboration receivable related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019.

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

Other Agreements

The Company has entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the rights licensed under such agreements, the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in-process research and development. The license agreements obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. The Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial which resulted in a $0.1 million milestone payment to one of its licensors in 2019. The Company can generally terminate the license agreements upon 30 to 90 days prior written notice.

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

Litigation

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of March 31, 2020 or December 31, 2019.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Research and development	$1,685	$1,416
General and administrative	2,355	2,102
Total stock-based compensation expense	$4,040	$3,518

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Stock options	$3,208	$2,776
Restricted stock awards and units	741	683
Employee stock purchase plan awards	91	59
Total stock-based compensation expense	$4,040	$3,518

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plan for the three months ended March 31, 2020 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2019	455,404	$12.16
Granted	429,103	$13.05
Vested	(108,600)	$9.10
Forfeited	(28,480)	$10.50
Unvested restricted stock units as of March 31, 2020	747,427	$13.18

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the three months ended March 31, 2020 was $13.05 per share. The weighted average fair value of restricted stock units granted to employees during the three months ended March 31, 2019 was $9.10 per share. The restricted stock units granted in the three months ended March 31, 2020 and March 31, 2019 vest in equal amounts, annually over three years. The expense related to restricted stock units granted to employees was $0.7 million for each of the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $8.5 million, which is expected to be recognized over the remaining average vesting period of 2.8 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2020:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2019	5,317,326	$15.98
Granted	899,085	$12.88
Exercised	(3,035)	$11.30
Cancelled or forfeited	(148,221)	$15.66
Outstanding at March 31, 2020	6,065,155	$15.53	7.9	$391
Exercisable at March 31, 2020	2,723,252	$14.77	6.6	$350
Vested and expected to vest at March 31, 2020	6,065,155	$15.53	7.9	$391

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2020 was $8.25 per share. The expense related to options granted to employees and directors was $3.2 million for the three months ended March 31, 2020. The weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2019 was $6.23 per share. The expense related to options granted to employees and directors was $2.8 million for the three months ended March 31, 2019.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	1.4%	2.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	72.3%	75.0%

There were no new options granted to non‑employees during the three months ended March 31, 2020 and 2019. The expense related to awards previously granted to non‑employees was $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $30.8 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

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

For the three months ended March 31, 2020 and 2019, the Company recognized a de minimis tax expense in other comprehensive income related to the unrealized gain on available-for-sale securities.

11. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to so include them would be anti-dilutive:

	As of March 31,
	2020	2019
Unvested restricted common stock awards	176,471	235,294
Unvested restricted common stock units	747,427	351,615
Outstanding stock options	6,065,155	4,843,094
Total	6,989,053	5,430,003

Basic net loss per share for the three months ended March 31, 2020 and 2019, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations

12. Related-party transactions

Historically, the Company has received consulting and management services from one of its investors. During the three months ended March 31, 2020 and 2019, there were no consulting and management services provided by this investor, and as of March 31, 2020, there were no amounts payable related to consulting and management service fees provided by this investor.

Additionally, during the three months ended March 31, 2020, the Company received board and scientific advisory services from two of its former executives, Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, and Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Paul for services provided during each of the three months ended March 31, 2019 and the three months ended March 31, 2020 was $0.1 million. The total amount of fees paid to Dr. Sah for services provided during the three months ended March 31, 2020 was $0.1 million.

Under the collaboration agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of March 31, 2020, the Company had approximately $16.3 million in related party collaboration receivable associated with Neurocrine.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or the SEC, on March 3, 2020.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under ““Part II, Item 1A—Risk Factors.”

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme Corporation, which we refer to as Sanofi Genzyme, AbbVie Biotechnology Ltd. and AbbVie Ireland Unlimited Company, which we collectively refer to as AbbVie, and Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock and our strategic collaborations, including our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our collaboration with AbbVie focusing on tau-related diseases, or the AbbVie Tau Collaboration, which commenced in February 2018, our collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019, and our collaboration with Neurocrine, or the Neurocrine Collaboration, which commenced in March 2019.

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

VY-AADC (NBIb-1817) Phase 1 Clinical Development

We are evaluating the delivery of VY-AADC (NBIb-1817) in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, which we refer to as PD-1101, and we are exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory (i.e., back of the head) surgical delivery route in a Phase 1 clinical trial, which we refer to as PD-1102. PD-1101 is an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC (NBIb-1817) to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC (NBIb-1817) in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label Phase 1 clinical trial for VY-AADC (NBIb-1817) that enrolled eight patients with advanced Parkinson’s disease. We have completed enrollment in both PD-1101 and PD-1102 and continue to follow patients in these trials. Preliminary data from both trials demonstrate that VY-AADC (NBIb-1817) has been well-tolerated, and that administration with VY-AADC (NBIb-1817) improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials.

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

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 2.5 x 1012 vector genomes, or vg, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from PD-1101 when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

The primary efficacy endpoint of the RESTORE-1 Phase 2 trial is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months compared to placebo. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the Unified Parkinson’s Disease Rating Scales (UPDRS-II and -III scores), assessments from the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety.

Changes in patients’ daily doses of oral levodopa and related medications will also be recorded. Biomarker data collected during the RESTORE-1 Phase 2 trial will include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography using 18-F fluorodopa.

We and our collaboration partner Neurocrine recently paused the screening of candidates for the RESTORE-1 clinical trial, in part to assess the impact of the COVID-19 pandemic on the safety of study participants and on the implementation of recent amendments to the clinical trial protocol. We anticipate initiation of the RESTORE-2 Phase 3 clinical trial in the second half of 2020. We anticipate that, if positive, results from the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial could potentially form the basis for submission of a biologics license application, or BLA, to the FDA for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease.

Preclinical Pipeline Programs

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Huntington’s disease, ALS, Friedreich’s ataxia, tau-related neurodegenerative diseases, and diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein, or synucleinopathies.

In June 2019, we and Sanofi Genzyme executed a termination agreement, or the Sanofi Genzyme Termination Agreement, to terminate our collaboration agreement with Sanofi Genzyme, or the Sanofi Genzyme Collaboration Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to VY-HTT01 for Huntington’s disease, or the Huntington’s Program, VY-FXN01 for Friedreich’s ataxia, or the FA Program, and a future program to be designated by Sanofi Genzyme, or the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective proof of principle human clinical studies, or POP Studies. As a result, we gained worldwide rights to the Huntington’s Program, and ex-U.S. rights to the FA Program. In accordance with our Collaboration and License Agreement with Neurocrine, or the Neurocrine Collaboration Agreement, the ex-U.S. rights to the FA Program then passed to Neurocrine. Additionally, we and Sanofi Genzyme entered into the Amended and Restated Option and License Agreement related to certain AAV capsids, or the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme obtains exclusive option rights to select up to two novel AAV capsids owned or controlled by us for exclusive use for up to an aggregate of two non-central nervous system, or non-CNS indications.

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

VY-HTT01 is our clinical candidate for the treatment of Huntington’s disease. VY-HTT01 is composed of an AAV capsid (AAV1) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA. In late 2018 and early 2019, we presented results demonstrating significant reduction of HTT mRNA at five weeks post-dosing in adult non-human primates using a magnetic resonance imaging, or MRI, guided surgical delivery of VY-HTT01 and a novel delivery paradigm targeting both the putamen and thalamus. Targeting the thalamus in addition to the putamen leverages more extensive and more preserved neuronal pathways to the cortex than delivery to the putamen alone. In adult non-human primates, at five weeks post-dosing, this novel dosing paradigm with VY-HTT01 resulted in well-tolerated and significant suppression of HTT in the striatum and in cortical neurons, which are critical in the progression of disease.

We are currently engaged in the ongoing conduct and review of preclinical studies for our Huntington’s disease program, VY-HTT01. Pending this review, we are planning for the potential initiation of both a first in human Phase 1 study of VY-HTT01 and a prospective observational study of patients with late prodromal and early manifest Huntington’s disease. We anticipate providing an update on the program in mid-2020.

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

As part of the Neurocrine Collaboration, we are also developing VY-FXN01 for the treatment of Friedreich’s ataxia, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. VY-FXN01 is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate which will comprise an optimal capsid, promoter, and FXN transgene. We are completing several AAV capsid screening experiments to identify capsids that effectively distribute to disease target tissues in a desired manner following intravenous injection. Criteria for evaluating these capsids include safety, overall level of transgene expression achieved, distribution of transgene expression and the specific cell types transduced. In addition, we are optimizing the promoter for VY-FXN01. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function, and rescued the Friedreich’s ataxia phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia and identifying potential clinical endpoints for future clinical trials. Once we and Neurocrine identify a lead candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy

In 2018, we began collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. In early 2019, we presented on the use of therapeutic antibodies targeting various forms of tau to prevent, reduce, or slow the development of tau pathology as an important potential therapeutic strategy for Alzheimer’s disease and other tauopathies. Because of the blood-brain barrier, or BBB, only very low levels of antibody distribute to the brain from the systemic circulation after passive immunization, resulting in modestly reduced tau pathology in animal models. Separately, in 2019, we began collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies and development against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies. Our vectorized antibody approach aims to circumvent this limitation by delivering, with a potential one-time intravenous, or IV, administration, the genes that encode for the production of therapeutic antibodies utilizing our novel BBB-penetrant AAV capsids. This approach could potentially result in higher levels of therapeutic antibodies in the brain compared with current systemic administration of antibodies.

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

Finally, we have developed our own real-time, intra-operative, MRI compatible device, the Variable Trajectory Array Guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drugs and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA provided 510(k) clearance for V-TAG. We are currently working with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT, on process development and manufacturing of the device, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to CLPT. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in the Phase 1b clinical trial of VY-AADC (NBIb-1817) and Phase 1 posterior trajectory trial. We expect to use both V-TAG and the ClearPoint System in the RESTORE-1 Phase 2 clinical trial.

We have incurred significant operating losses since our inception. Our net losses were $24.3 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $336.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 clinical development and the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 clinical trial;

●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2020, we recognized $2.4 million of collaboration revenue from the AbbVie Tau Collaboration, $1.2 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, and $14.5 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of our collaboration arrangements with AbbVie and Neurocrine, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the foreseeable future, we expect substantially all of our revenue will be generated from our existing collaboration agreements with, AbbVie, Neurocrine, and any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

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

Other Income (Expense)

Interest and olther income (expense) consists primarily of interest income on our marketable debt securities and the gain on the equity securities investment in CLPT.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended March 31, 2020, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 3, 2020.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. We adopted the standard on January 1, 2020. Based on the composition of our investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. We adopted the standard on the required effective date of January 1, 2020. This standard did not have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$18,067	$5,197	$12,870
Operating expenses:
Research and development	32,294	24,831	7,463
General and administrative	10,206	9,659	547
Total operating expenses	42,500	34,490	8,010
Other income:
Interest income	978	1,145	(167)
Other (loss) income	(808)	978	(1,786)
Total other income	170	2,123	(1,953)
Loss before income taxes	(24,263)	(27,170)	2,907
Income tax benefit	—	—	—
Net loss	$(24,263)	$(27,170)	$2,907

Collaboration Revenue

Collaboration revenue was $18.1 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase in collaboration revenue in the three months ended March 31, 2020 was largely a result of efforts related to the AbbVie Alpha-Synuclein Collaboration Agreement which commenced in February 2019 and the Neurocrine Collaboration Agreement which commenced in March 2019. During the three months ended March 31, 2020, collaboration revenue included $2.4 million related to research services from the AbbVie Tau Collaboration, $1.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $14.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended March 31, 2019, collaboration revenue included $1.4 million related to the Sanofi Genzyme Collaboration $1.7 million related to research services from the AbbVie Tau Collaboration, $0.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration upon its closing in February 2019, and $1.9 million related to research services and cost reimbursement from the Neurocrine Collaboration upon its closing in March 2019. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended March 31, 2020. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations. For example, if the temporary pause in screening for the RESTORE-1 Phase 2 clinical trial is extended as a result of factors related to the COVID-19 pandemic, VY-AADC Program collaboration revenues may decrease or be delayed, and the timeline for the VY-AADC Program could be extended.

Research and Development Expense

Research and development expense increased by $7.5 million from $24.8 million for the three months ended March 31, 2019, to $32.3 million for the three months ended March 31, 2020. The following table summarizes our research and development expenses, for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
External research and development expenses	$14,628	$13,448	$1,180
Employee and contractor related expenses	12,579	7,887	4,692
Facility and other expenses	4,935	3,345	1,590
License fees	152	151	1
Total research and development expenses	$32,294	$24,831	$7,463

The increase in research and development expense for the three months ended March 31, 2020 was primarily attributable to the following:

●	approximately $4.7 million related to research and development employee and contractor compensation costs as we continue to increase research and development headcount to support our program activities;
●	approximately $1.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street; and
●	approximately $0.8 million for increased external research and development costs primarily related to clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease, offset by approximately $0.4 million for decreased in-kind research and development services incurred by Sanofi Genzyme and provided to us under the Sanofi Genzyme Collaboration, and preclinical and manufacturing activities for our VY-HTT01 Program for Huntington’s disease.

The COVID-19 pandemic continues to evolve rapidly. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Certain of our clinical trial sites and collaboration partners have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19.

The current workplace safety measures that we have enacted in response to COVID-19 have required a reduction in on-site activity at our facilities in Massachusetts, including in our laboratories in which preclinical experiments are conducted. As a result, we have had to prioritize our preclinical experiments and terminate or delay some non-critical experiments in order to maintain critical experiments for our preclinical programs.

We have experienced, and expect to continue to experience, a slower pace of enrollment in the RESTORE-1 Phase 2 clinical trial, and we and our collaboration partner Neurocrine have temporarily paused screening to allow participating clinical trial sites to evaluate the impact of the pandemic on the clinical trial including the implementation of recent protocol amendments and the safety of trial participants.

We will continue to monitor the issues raised by the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for, or that we believe to be in the best interest of, our business, employees, collaborators, stockholders, and the community.

General and Administrative Expense

General and administrative expense increased by $0.5 million from $9.7 million for the three months ended March 31, 2019 to $10.2 million for the three months ended March 31, 2020. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.8 million for increased compensation costs associated with the increase in administrative function headcount;
●	partially offset by a decrease of approximately $0.7 million for legal costs resulting from the completion of our strategic collaborations from the prior year and a decrease of approximately $0.5 million in intellectual property related expenses.

Other Income, Net

Interest and other income of approximately $0.2 million and $2.1 million was recognized during the three months ended March 31, 2020 and 2019, respectively, related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of CLPT.

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

On November 16, 2015, we closed our initial public offering whereby we sold 5,750,000 shares of common stock, at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts and commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock in March 2019.

As of March 31, 2020, we had cash, cash equivalents, and marketable debt securities of $250.9 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by :
Operating activities	$(28,798)	$125,162
Investing activities	108,993	(136,661)
Financing activities	34	77,901
Net increase in cash, cash equivalents, and restricted cash	$80,229	$66,402

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $28.8 million during the three months ended March 31, 2020 compared to $125.2 million of cash provided by operating activities during the three months ended March 31, 2019. The increase in cash used in operating activities for the three months ended March 31, 2020 was primarily due to an increase in operating expenses and a decrease in deferred revenue. Net cash provided by operating activities in the three months ended March 31, 2019 was primarily due to an increase in deferred revenue of $148.6 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, offset by $24.1 million of net loss adjusted for non-cash items.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $109.0 million during the three months ended March 31, 2020 compared to $136.7 million of cash used in investing activities during the three months ended March 31, 2019. The net cash provided by investing activities for the three months ended March 31, 2020 was primarily due to $110.5 million from maturities of marketable securities partially offset by $1.0 million for purchases of marketable securities and $1.5 million for purchases of property and equipment. Cash used in investing activities for the three months ended March 31, 2020 was primarily due to purchases of marketable securities of $215.0 million offset by maturities of marketable securities of $79.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $34,000 during the three months ended March 31, 2020 due to the proceeds from the exercise of stock options. Net cash provided by financing activities was $77.9 million during the three months ended March 31, 2019 primarily from the issuance of 4,179,728 shares to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners for reimbursement of research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

Contractual Obligations

The following table summarizes our significant contractual obligations under operating leases as of payment due date by period at March 31, 2020:

		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(in thousands)
Operating lease commitments(1)	$44,340	$4,470	$12,461	$13,219	$14,190
(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non-cancelable operating leases that expire in November 2026.

In March 2020, we entered into an agreement to lease our 75 Hayden Avenue facility until October 29, 2030. The expected contractual obligation under this lease is approximately $25.6 million, to be paid over the ten year term of the lease. These payments are not included in the detailed table above.

We enter into agreements in the normal course of business with clinical research organizations, contract manufacturing organizations, and institutions to license intellectual property. We have not included these future payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 to 90 days prior written notice.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 3, 2020.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues of at least $100 million, or annual revenues less than $100 million and a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an EGC, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements. In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on certain exemptions from disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These permitted exemptions include (i) being permitted to provide only two years of audited consolidated financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) not being required to furnish a stock performance graph in our annual report to stockholders.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial and accounting officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were $24.3 million and $27.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $336.9 million.

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

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 clinical development and the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 clinical trial;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;

●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2020, our cash, cash equivalents, and marketable debt securities were $250.9 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817), the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory, and the RESTORE-1 Phase 2 clinical trial are being conducted at multiple sites, and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocols for the trials are amended, and any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites. For example, the recent amendments to the RESTORE-1 clinical trial protocol must be reviewed by institutional IRBs at participating clinical trial sites, and we and our collaboration partner Neurocrine paused screening of new patients for enrollment in April 2020, in part to facilitate and assess IRB review of such updates.

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

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to the design of the clinical trials. For example, the magnitude of some of the clinical responses seen in the Phase 1 clinical trial of AAV2-AADC, a therapy similar to VY-AADC (NBIb-1817) we previously evaluated in early-stage clinical trials, was similar to the placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this prior Phase 1 trial as an indicator of the efficacy of treatment with VY-AADC (NBIb-1817). We and Neurocrine believe that to increase the likelihood of a clinical benefit, the dose and volume of infusion of VY-AADC (NBIb-1817) should be optimized to substantially increase the coverage of the putamen, the region of the brain targeted by VY-AADC (NBIb-1817). However, it is not possible at this time to know if we are optimizing these parameters, and as a result, to know if we will be able to achieve sufficient coverage of the putamen and a clinical benefit.

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

In the PD-1102 Phase 1 clinical trial, we utilized posterior, or back of the head, delivery of VY-AADC (NBIb-1817) into the putamen, compared to a transfrontal, or top of the head, delivery approach used in the PD-1101 Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC (NBIb-1817) with the anatomical structure of the putamen to potentially reduce the total procedure time and increase the total coverage of the putamen. Administration of VY-AADC (NBIb-1817) with this posterior approach has been well-tolerated to date with no reported serious adverse events, or SAEs.

Due to the nature of the techniques used in the Phase 1 clinical development and the numerous variables that can be changed, it is possible that the data generated from this trial may not provide evidence of statistically significant or durable clinical benefit. For example, physicians may use cannulas, which are small tubes of differing lengths, in the infusion procedure, or may use differing infusion speeds or infusion angles. These differences could affect the dose of VY-AADC (NBIb-1817) that ultimately reaches the putamen, leading to highly variable results. Similarly, we have limited experience to date with the posterior delivery approach which we have selected as the preferred surgical route of administration for the RESTORE-1 Phase 2 clinical trial. The use of a posterior approach may not generate outcomes that are clinically superior to those achieved with a transfrontal approach.

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

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial is the mean improvement from baseline to 12 months on time without troublesome dyskinesia, or good ON time, as measured by a validated self-reported patient diary at 12 months compared to placebo. Secondary endpoints include diary OFF time, other motor function and quality of life measures from the Unified Parkinson’s Disease Rating Scales (UPDRS-II,-III scores), the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety. Primary and secondary endpoints may be adjusted during the trial in response to changes in the protocol design.

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

Other risks inherent in conducting international clinical trials or using international trial sites include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
●	failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
●	political, economic, and environmental risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks.

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

The RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) is being conducted at several locations. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA filing or approval. Additionally, we and our collaboration partner Neurocrine recently temporarily paused the screening of candidates for the RESTORE-1 clinical trial, in part to assess the impact of the COVID-19 pandemic on the safety of study participants and on the implementation of recent amendments to the clinical trial protocol.

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

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities or collaborators on trial design, implementation, or management;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites or our decision or the requirement of regulators or IRBs to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

●	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in the RESTORE-1 Phase 2 clinical trial in Parkinson’s disease associated with the commercial availability of V-TAG;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial at a rate higher than we anticipate;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	receipt of negative or inconclusive clinical trial results;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	the cost of clinical trials of our product candidates may be greater than we anticipate.

Any inability to successfully complete preclinical studies and clinical trials could result in additional costs and potential delays to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. In addition, if we make manufacturing or formulation changes to our product candidates, such as our previous transition from an HEK 293-based production system to a baculovirus/Sf9 AAV production system, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

We believe that all of our current programs may qualify for orphan drug designation except for VY-AADC (NBIb-1817) for Parkinson’s disease. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the other drug or biological product is not the same drug or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or such regulatory authority disagrees with the promotion, marketing or labeling of that product, the regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to its exclusive license options to the Huntington’s Program, FA Program and the unnamed future program described above, and we were relieved of our obligations to perform the research and development services under those programs under the Sanofi Genzyme Collaboration Agreement. As a result, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. Our ex-U.S. rights to the FA Program were, in turn, transferred from us to Neurocrine Biosciences pursuant to the Neurocrine Collaboration Agreement. In connection with the Sanofi Genzyme Termination Agreement, we also relinquished our rights to the spinal muscular atrophy program. As of the termination date, we also waived our right to approximately $0.4 million in unused in-kind services, and we no longer had the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

Such research and development activities shall be pursuant to plans agreed to by the parties and overseen by a joint governance committee, or JGC. Currently, we have final decision-making authority within the JGC, subject to specified limitations. If AbbVie exercises its license option, however, AbbVie will assume final decision-making authority within the JGC. If AbbVie exercises its license option, it will also be solely responsible for all development and commercialization activities relating to compounds and products licensed pursuant to the agreement, and, at AbbVie’s request, we could be required to effect a full transfer of the manufacturing process for such compound and products. Even if AbbVie does not exercise any of its options under the AbbVie Tau Collaboration Agreement, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by us and AbbVie arising from the collaboration.

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

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy products, which we refer to as the Collaboration Products, under (i) the VY-AADC Program, on a worldwide basis; (ii) the FA Program, on a worldwide basis; and (iii) each Discovery Program, on a worldwide basis. We refer to each of these programs as a Neurocrine Program and, collectively, as the Neurocrine Programs.

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

Upon the occurrence of specified events for each program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such program and to pay us milestones and royalties on future net sales. For each of the VY-AADC Program and the FA Program, we have the option to co-develop and co-commercialize such program upon the occurrence of a specified event. Should we elect to exercise our co-development and co-commercialization option, we and Neurocrine have agreed to enter into a cost- and profit-sharing arrangement whereby we and Neurocrine agree to jointly develop and commercialize Collaboration Products for such program and share in its costs, profits and losses, and we forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable co-development and co-commercialization agreement. As described above, our research and development activities in connection with a collaboration might not be successful. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. If Neurocrine were to terminate the agreement, we would become responsible for all research and development expenses relating to the Neurocrine Programs, and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement.

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

Such research and development activities shall be pursuant to plans agreed to by the parties and overseen by a JGC. Currently, we have final decision-making authority within the JGC, subject to specified limitations. If AbbVie exercises its license option, however, AbbVie will assume final decision-making authority within the JGC. If AbbVie exercises its license option, it will also be solely responsible for all development and commercialization activities relating to compounds and products licensed pursuant to the AbbVie Alpha-Synuclein Collaboration Agreement, and, at AbbVie’s request, we could be required to effect a full transfer of the manufacturing process for such compound and products. Even if AbbVie does not exercise any of its options under the AbbVie Alpha-Synuclein Collaboration Agreement, we have agreed to grant AbbVie perpetual, exclusive or non-exclusive (as the case may be), worldwide licenses to certain know-how and patent rights developed by us or jointly by us and AbbVie arising from the collaboration.

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

The surgical approach that we are using for VY-AADC (NBIb-1817) is similar, in some respects, to the stereotactic approach used for DBS. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen using real-time, intra-operative, magnetic resonance imaging, or MRI, scans to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and are using the real-time, intra-operative, MRI imaging system known as the ClearPoint System. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We and Neurocrine intend to use the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817), as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

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

As of December 31, 2019, CLPT reported cash and cash equivalents of $5.7 million and junior secured debt totaling approximately $2.1 million, and also reported a net loss of $5.5 million for the three months ended December 31, 2019. Management of CLPT historically expressed concerns about its ability to continue as a going concern. In January 2020, CLPT announced that it had completed a $17.5 million financing with PTC Therapeutics, Inc. and Petrichor Opportunities Fund I LP. CLPT’s management has advised that its cash and cash equivalents balance as of December 31, 2019, when supplemented by the proceeds from this financing, are sufficient to support CLPT’s operations for at least the next twelve months, however, there is risk that CLPT may fail to maintain sufficient funding to continue its operations and meet its obligations under our agreement with CLPT on a long-term basis. If CLPT, or any potential successor to CLPT, is not able to meet its obligations under our agreement with CLPT, and if we are not able to make suitable alternative arrangements for the supply of the CLPT or V-TAG, the use of the CLPT and V-TAG in our clinical trials could be adversely affected, and our clinical trials, including the RESTORE-1 Phase 2 clinical trial, could be delayed. In such circumstance, our business, financial condition, results of operations and prospects could be materially harmed.

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

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s cGMPs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current coronavirus disease 2019 (COVID-19) pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

Health issues such as epidemics or other medical emergencies outside of our control could significantly disrupt our operations and negatively impact our business.

In December 2019, a novel strain of coronavirus called severe acute respiratory syndrome coronavirus 2, also referred to as SARS-CoV-2, which causes the coronavirus disease 2019, also referred to as COVID-19, a respiratory illness, began to be reported in China and other countries. As of May 1, 2020, that outbreak has led to more than three million confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by local and national government efforts in the United States, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures.

The COVID-19 pandemic continues to evolve rapidly. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Certain of our clinical trial sites and collaboration partners have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19.

The current workplace safety measures that we have enacted in response to COVID-19 have required a reduction in on-site activity at our facilities in Massachusetts, including in our laboratories in which preclinical experiments are conducted. As a result, we have had to prioritize our preclinical experiments and terminate or delay some non-critical experiments in order to maintain critical experiments for our preclinical programs. If these measures must be maintained for an extended period of time, or if more restrictive workplace safety measures are recommended by federal and state authorities, we may need to delay or terminate other preclinical experiments, including critical experiments for our preclinical programs, which we expect could have a material adverse impact on our development and regulatory plans and timelines for our preclinical programs. To the extent that any preclinical experiments impacted in this manner relate to a collaboration program, our reimbursement revenues from collaborators for the relevant activities may decrease or be delayed.

We have experienced, and expect to continue to experience, a slower pace of enrollment in the RESTORE-1 Phase 2 clinical trial, and we and our collaboration partner Neurocrine have temporarily paused screening to allow participating clinical trial sites to evaluate the impact of the pandemic on the clinical trial including the implementation of recent protocol amendments and the safety of trial participants. It is possible that the institutional IRBs at one or more participating clinical trial sites will prioritize the review of research proposals related to COVID-19, which could delay or limit our ability to implement the recent protocol amendments at one or more sites. If such delays continue, our clinical supply of VY-AADC (NBIb-1817) might not be utilized prior to its expiration and could need to be replaced; our reimbursement revenues from Neurocrine related to VY-AADC (NBIb-1817) may decrease or be delayed; and the results from the RESTORE-1 Phase 2 clinical trial may also be delayed, any one of which we expect would have a material adverse impact on our development and regulatory plans and timelines for VY-AADC (NBIb-1817).

The extent to which COVID-19 ultimately impacts our business, financial condition, and results of operations will depend on future developments such as the duration and scope of the pandemic and the response of policymakers, businesses and individuals that are highly uncertain and cannot be accurately predicted. In the future, there may be other material adverse impacts on our business and operations during the pandemic and once it subsidies. Employees and other key personnel could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Disruptions in the supply chain for personal protective equipment and other supplies critical for laboratory operations and/or the maintenance of current or future workplace safety measures could limit our ability to maintain business continuity. Regulators could be delayed in inspections, reviews, and approvals of product candidates including INDs and BLAs. Quarantines and travel restrictions could impact the ability of our third-party manufacturers and other suppliers to deliver clinical supplies or raw materials to us in a timely manner. Restrictions imposed on the construction industry could cause delays in completing our current and contemplated construction projects, resulting in program delays, cost increases and disruption to our current laboratory activities and general operations. Prolonged stay-at-home policies and a distributed workforce could inhibit our ability to attract, retain, and motivate qualified personnel and make our expected organizational growth more difficult. We are dedicating financial resources towards mitigating operational adjustments arising from the COVID-19 pandemic. If we needed to access the capital markets, there is no assurance that financing will be available on attractive terms, if at all.

We will continue to monitor the issues raised by the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for, or that we believe to be in the best interest of, our business, employees, collaborators, stockholders, and the community. However, there is no assurance that the pandemic will not have a material adverse impact on our business, operations, and future results.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, or NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2019, we had both federal and state net operating loss carryforwards of $175.2 million and $179.2 million, respectively, which expire beginning in 2033. These net operating loss carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the FFCR Act or the CARES Act. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Gene therapy remains a novel technology, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Medical events such as the COVID-19 pandemic that emphasize harmful effects of certain viruses could also indirectly foster negative public perception of virus-based therapies. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Changes to national patent laws and diminished or limited access to United States and/or foreign patent counsel and the courts in response to the ongoing COVID-19 pandemic may compromise our ability to pursue, obtain, enforce or defend our intellectual property patent protections throughout the world.

In response to the ongoing COVID-19 pandemic, many national patent offices promulgated emergency measures and alternative procedures for filing, prosecuting and adjudicating disputes regarding intellectual property. While some of these new rules involve the provision of extensions for certain filing deadlines, none of these emergency-situation rules have been tested in a litigation setting or for their harmonization with the laws of other countries.

Access to the United States Patent Office and other patent offices has been restricted by government mandated shelter-in-place or stay-home orders thereby limiting our ability to appear before any tribunal in support of our intellectual property. Should the remaining electronic access to these tribunals be interrupted or non-existent, we may not be able to secure, defend or enforce patent protections in all jurisdictions.

We also rely on United States and foreign patent counsel in the management of our intellectual property. Should our access to counsel be diminished or lost due to effects of COVID-19 on these service providers and their organizations, we may not be able to manage, maintain or secure our intellectual property position.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company.

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 35% of our outstanding common stock as of April 6, 2020. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed a registration statement on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also have an effective registration statement on Form S-3 for the sale of up to $300.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants, of which we have reserved $100.0 million for the offering, issuance, and sale of common stock through at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC, on November 6, 2019.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2020 through March 31, 2020, the sales price of our common stock ranged from a high of $14.80 to a low of $6.26 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Lease Agreement, by and between the Registrant and HCP/King 75 Hayden LLC, dated March 16, 2020.	8-K	10.1	3/19/20	001-37625

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Document.					X

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Presentation Link Document.					X
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: May 6, 2020	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)