Form 10-Q
period 2020-06-30
Voyager Therapeutics, Inc.
filed 2020-08-10
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 5, 2020 was 37,431,028.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC (which our partner Neurocrine Biosciences, Inc., or Neurocrine, refers to as NBIb-1817) as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including our ability to file investigational new drug applications for our programs including VY-HTT01 for the treatment of Huntington’s disease, VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, and VY-FXN01 for the treatment of Friedreich’s ataxia;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our strategic collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively AbbVie, and Neurocrine;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;

●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 trial;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements; and
●	the potential impact of the COVID-19 pandemic on our clinical trials and other business operations.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$144,321	$86,042
Marketable securities, current	85,349	195,491
Related party collaboration receivable	12,686	18,496
Prepaid expenses and other current assets	4,301	4,630
Total current assets	246,657	304,659
Property and equipment, net	20,205	17,986
Deposits and other non-current assets	2,183	1,723
Marketable securities, non-current	1,422	1,920
Operating lease, right-of-use asset	26,988	28,472
Total assets	$297,455	$354,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,045	$4,070
Accrued expenses	18,154	21,516
Other current liabilities	3,421	3,193
Deferred revenue, current	43,911	47,233
Total current liabilities	67,531	76,012
Deferred revenue, non-current	122,856	147,260
Other non-current liabilities	30,184	31,976
Total liabilities	220,571	255,248
Commitments and contingencies (see note 6 & 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2020 and December 31, 2019; 37,203,627 and 36,865,116 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	37	37
Additional paid-in capital	422,294	412,227
Accumulated other comprehensive income (loss)	145	(104)
Accumulated deficit	(345,592)	(312,648)
Total stockholders’ equity	76,884	99,512
Total liabilities and stockholders’ equity	$297,455	$354,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaboration revenue	$28,681	$46,087	$46,748	$51,284
Operating expenses:
Research and development	29,423	28,576	61,718	53,407
General and administrative	8,239	8,322	18,444	17,981
Total operating expenses	37,662	36,898	80,162	71,388
Operating (loss) income	(8,981)	9,189	(33,414)	(20,104)
Other income, net:
Interest income	346	2,097	1,324	3,242
Other (expense) income	(46)	(133)	(854)	845
Total other income, net	300	1,964	470	4,087
Net (loss) income	$(8,681)	$11,153	$(32,944)	$(16,017)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(276)	176	249	234
Total other comprehensive (loss) income	(276)	176	249	234
Comprehensive (loss) income	$(8,957)	$11,329	$(32,695)	$(15,783)

Net (loss) income per share, basic	$(0.23)	$0.30	$(0.89)	$(0.46)
Net (loss) income per share, diluted	$(0.23)	$0.29	$(0.89)	$(0.46)

Weighted-average common shares outstanding, basic	37,029,524	36,610,918	36,996,390	34,990,989
Weighted-average common shares outstanding, diluted	37,029,524	37,941,257	36,996,390	34,990,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	31,360	1	283	—	—	284
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Stock-based compensation expense	—	—	3,459	—	—	3,459
Unrealized gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(27,170)	(27,170)
Balance at March 31, 2019	36,575,983	$37	$396,953	$(75)	$(296,221)	$100,694
Exercises of vested stock options	57,461	—	714	—	—	714
Issuance of common stock under ESPP	44,164	—	471	—	—	471
Stock-based compensation expense	—	—	5,196	—	—	5,196
Unrealized gain on available-for-sale securities, net of tax	—	—	—	176	—	176
Net income	—	—	—	—	11,153	11,153
Balance at June 30, 2019	36,677,608	$37	$403,334	$101	$(285,068)	$118,404

Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	3,035	—	34	—	—	34
Vesting of restricted stock units	108,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,949	—	—	3,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	525	—	525
Net loss	—	—	—	—	(24,263)	(24,263)
Balance at March 31, 2020	36,976,751	$37	$416,210	$421	$(336,911)	$79,757
Exercises of vested stock options	160,478	—	1,651	—	—	1,651
Vesting of restricted stock units	21,403	—	—	—	—	—
Issuance of common stock under ESPP	44,995	—	638	—	—	638
Stock-based compensation expense	—	—	3,795	—	—	3,795
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(8,681)	(8,681)
Balance at June 30, 2020	37,203,627	$37	$422,294	$145	$(345,592)	$76,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities
Net loss	$(32,944)	$(16,017)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	7,900	8,771
Depreciation	1,768	1,292
Amortization of premiums and discounts on marketable securities	(122)	(1,844)
In-kind research and development expenses	—	616
Other non-cash items	854	(832)
Changes in operating assets and liabilities:
Related party collaboration receivable	5,810	(10,063)
Prepaid expenses and other current assets	995	2,966
Operating lease, right-of-use asset	1,484	1,382
Other non-current assets	139	(674)
Accounts payable	(2,025)	1,192
Accrued expenses	(4,568)	1,977
Operating lease liabilities	(1,564)	(1,226)
Deferred revenue	(27,726)	106,065
Net cash (used in) provided by operating activities	(49,999)	93,605
Cash flow from investing activities
Purchases of property and equipment	(3,389)	(3,168)
Loss from sale of equipment	31	171
Purchases of marketable securities	(14,987)	(314,352)
Proceeds from maturities of marketable securities	125,500	177,800
Net cash provided by (used in) investing activities	107,155	(139,549)
Cash flow from financing activities
Proceeds from the exercise of stock options	1,685	998
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	—	77,617
Proceeds from the purchase of common stock under ESPP	482	355
Net cash provided by financing activities	2,167	78,970
Net increase in cash, cash equivalents, and restricted cash	59,323	33,026
Cash, cash equivalents, and restricted cash beginning of period	86,777	47,594
Cash, cash equivalents, and restricted cash end of period	$146,100	$80,620
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$1,603	$17

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

The Company has incurred annual net operating losses in every year since inception. As of June 30, 2020, the Company had an accumulated deficit of $345.6 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”), AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and Neurocrine Biosciences, Inc. (“Neurocrine”).

Through June 30, 2020, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. As of June 30, 2020, the Company had cash, cash equivalents, and marketable debt securities of $229.7 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to its collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable the Company to meet its planned operating expenses and capital expenditure requirements into mid-2022.

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

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company adopted the standard on January 1, 2020. Based on the composition of the Company's investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted the standard on the required effective date of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2020	(in thousands)
Money market funds included in cash and cash equivalents	$137,755	$137,755	$—	$—
Marketable securities:
U.S. Treasury notes	85,349	85,349	—	—
Equity securities	1,422	1,422	—	—
Total marketable securities	$86,771	$86,771	$—	$—
Warrants to purchase equity securities	198	—	198	—
Total	$224,724	$224,526	$198	$—
December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$78,303	$—	$—
Marketable securities:
U.S. Treasury notes	195,491	195,491	—	—
Equity securities	1,920	1,920	—	—
Total marketable securities	$197,411	$197,411	$—	$—
Warrants to purchase equity securities	554	—	554	—
Total	$276,268	$275,714	$554	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30,	As of December 31,
	2020	2019
Risk-free interest rate	0.2%	1.6%
Expected dividend yield	—%	—%
Expected term (in years)	1.2	1.7
Expected volatility	69.1%	71.6%

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

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at June 30, 2020 and December 31, 2019:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of June 30, 2020
Money market funds included in cash and cash equivalents	$137,755	$—	$—	$137,755
Marketable securities:
U.S. Treasury notes	85,075	273	—	85,349
Equity securities	1,220	202	—	1,422
Total marketable securities	$86,295	$475	$—	$86,771
Total money market funds and marketable securities	$224,050	$475	$—	$224,526
As of December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$—	$—	$78,303
Marketable securities:
U.S. Treasury notes	195,467	52	28	195,491
Equity securities	1,220	700	—	1,920
Total marketable securities	$196,687	$752	$28	$197,411
Total money market funds and marketable securities	$274,990	$752	$28	$275,714

All of the Company’s marketable debt securities at June 30, 2020, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$144,321	$86,042
Restricted cash included in deposits and other non-current assets	1,779	735
Total cash, cash equivalents, and restricted cash	$146,100	$86,777

5. Accrued expenses

Accrued expenses as of June 30, 2020 and December 31, 2019 consist of the following:

	As of June 30,	As of December 31,
	2020	2019

	(in thousands)
Research and development costs	$10,462	$13,248
Employee compensation costs	4,492	5,733
Accrued goods and services	1,764	1,386
Professional services	1,333	897
Other	103	252
Total	$18,154	$21,516

6. Lease obligation

Operating Leases

As of June 30, 2020, the Company has leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease an additional facility at 75 Hayden Avenue in Lexington, Massachusetts through October 29, 2030. The facility includes laboratory and office space. The Company currently expects the facility to be ready for occupancy in late 2020. As of June 30, 2020, the Company did not have control of the space and therefore, did not record a right-of-use asset and corresponding lease liability. The expected contractual obligation under this lease is approximately $25.6 million, to be paid over the ten-year term of the lease. These payments are not included in the detailed table below.

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

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $1.8 million payable to the landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at June 30, 2020:

Total Minimum
Lease Payments
(in thousands)
2020 (remainder of year)	$2,980
2021	6,138
2022	6,323
2023	6,512
2024	6,707
2025+	14,190
Total future minimum lease payments	$42,850
Less: imputed interest	(10,246)
Total lease liability	$32,604
Reported as:
Other current liabilities	$3,421
Other non-current liabilities	29,183
Total lease liability	$32,604

During the three and six months ended June 30, 2020, the Company incurred lease expense of $1.7 million and $3.4 million, respectively, for operating leases. As of June 30, 2020, the weighted average remaining lease term was 6.4 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

7. Other liabilities

As of June 30, 2020 and December 31, 2019, other current and non-current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019

	(in thousands)
Other current liabilities
Lease liability	3,421	3,193
Total other current liabilities	$3,421	$3,193

Other non-current liabilities
Lease liability	$29,183	$30,975
Other	1,001	1,001
Total other non-current liabilities	$30,184	$31,976

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

Under the Sanofi Genzyme Termination Agreement, the Company made a $10.0 million upfront payment to Sanofi Genzyme and has agreed to make a $10.0 million milestone payment to Sanofi Genzyme within fifteen days of the filing of an investigational new drug (“IND”) application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program (a “Post-Termination HD Product”). The Company has agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program (collectively, “Post-Termination FA Products”) that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. The Company has also agreed to pay low-single digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, the Company had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, the Company waived its right to approximately $0.4 million in unused in-kind services, relinquished its rights to the Spinal Muscular Atrophy Program, and no longer has the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

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

The Company has recognized $28.7 million of revenue upon the Termination Date. This amount consists of $48.7 million of deferred revenue related to the original agreement as of the Termination Date, offset by (x) $10.0 million related to the fee paid by the Company to Sanofi Genzyme on the Termination Date, and (y) $10.0 million related to the milestone payment which the Company expects to pay to Sanofi Genzyme upon the potential filing of an IND application for a product candidate in connection with the Huntington’s Program. The Company recently completed IND-enabling preclinical studies and is in the process of finalizing an IND application for submission to the U.S. Food and Drug Administration (“FDA”) for VY-HTT01 for the treatment of Huntington’s disease, which it expects to file during the second half of 2020. Following clearance of the IND by the FDA, the Company expects to begin the first-in-human clinical trial of VY-HTT01 in Huntington’s disease patients.

The Company has constrained $10.0 million of the remaining deferred revenue balance at the Termination Date as it expects to pay the milestone payment related to the potential filing of an IND for a product candidate in connection with the Huntington’s Program in 2020. As a result, the Company has a $10.0 million deferred revenue balance associated with the potential milestone payment. This deferral will be reversed upon payment of the milestone to Sanofi Genzyme. If the Company decides not to file an IND application for a product candidate in connection with the Huntington’s Program, the Company will recognize that amount as revenue upon determining that the IND filing is no longer likely. The $20.0 million payable by the Company to Sanofi Genzyme in aggregate has been treated as consideration payable to a customer and therefore accounted for as a reduction of the transaction price.

During the three and six months ended June 30, 2019 the Company recognized $30.2 million and $31.6 million of revenue, respectively, associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. No amounts were recorded as revenue under the Sanofi Genzyme Collaboration Agreement in the three and six months ended June 30, 2020. As of June 30, 2020, there was $10.0 million of deferred revenue related to the Sanofi Genzyme Collaboration Agreement, which is classified as current in the accompanying balance sheet based on the period the services are expected to be delivered.

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

AbbVie Tau Collaboration Agreement

Summary of Agreement

In February 2018, the Company entered into an exclusive collaboration and option agreement (the “AbbVie Tau Collaboration Agreement”) with AbbVie for the research, development and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the AbbVie Tau Collaboration Agreement, the Company and AbbVie agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein. The collaboration was comprised of a research period (the “Research Period”), a development period (the “Development Period”), and an exclusive license option (the “License Option”). The AbbVie Tau Collaboration Agreement included a non-refundable upfront payment to the Company of $69.0 million for services during the Research Period.

During the Research Period, each party agreed to identify up to five antibodies for inclusion in the collaboration. Subject to certain conditions and exceptions, the parties agreed to select up to three antibodies (each, a “Research Antibody”) as candidates for creation of research compounds (each, a “Research Compound”), with AbbVie having the right to select two of the three Research Antibodies. The Company was required to use diligent efforts to conduct antibody engineering and other research activities to create Research Compounds and to develop product candidates containing or comprised of such Research Compounds (“Product Candidates”). The Company was solely responsible for its costs and expenses during the Research Period. During a specified portion of the Research Period, AbbVie had the right to exercise one or more of its exclusive development options (each, a “Development Option”) to select up to a total of three Research Compounds (the “Selected Research Compounds”) and their corresponding Product Candidates (the “Selected Product Candidates”) to proceed to the Development Period.

Upon AbbVie’s exercise of a Development Option, AbbVie agreed to pay the Company $80.0 million for the first Selected Research Compound and $30.0 million each for up to two additional Selected Research Compounds. During the Development Period, the Company was obligated to use diligent efforts to conduct development activities, including IND application-enabling and Phase 1 clinical trial activities, for the Selected Research Compounds and corresponding Selected Product Candidates. The Company was solely responsible for the costs and expenses during the Development Period. During a specified portion of the Development Period (the “License Option Period”), AbbVie had the right to exercise its License Option to further develop and commercialize all of the Research Compounds (the “Licensed Compounds”), and corresponding product candidates (the “Licensed Products”). Upon AbbVie’s exercise of its License Option, AbbVie agreed to provide a one-time payment of $75.0 million to the Company, and the Company agreed to grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property rights to develop and commercialize the Licensed Compounds and the Licensed Products for all human diagnostic, prophylactic and therapeutic uses. In addition, after AbbVie’s exercise of the License Option, the Company had certain obligations to complete any remaining research and development activities that had not been completed for any Research Compounds and Product Candidates.

The Company’s research and development activities were to be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (“JGC”) as detailed in the AbbVie Tau Collaboration Agreement. Any material amendment to the research or development plans were required to be mutually agreed to by the Company and AbbVie, which could be through the JGC.

Under the AbbVie Tau Collaboration Agreement, AbbVie agreed to use commercially reasonable efforts to develop and commercialize at least one Licensed Product in each of the United States, Japan, the United Kingdom, Germany, France, Italy, and Spain. After exercise of the License Option, AbbVie was to be solely responsible for all development and commercialization activities relating to Licensed Compounds and Licensed Products at its sole cost and expense, subject to the agreed-upon research and development plans. The Company had the option to elect to share in AbbVie’s development costs relating to a Licensed Product on an indication-by-indication basis in exchange for a specified increase in royalties (a “Cost-Sharing Option”). If the Company exercised a Cost-Sharing Option, the Company would either reimburse AbbVie for AbbVie’s applicable development costs or, in the case of certain budget overruns,

AbbVie would instead deduct applicable development costs, up to a specified cap, from milestone and royalty payments owed by AbbVie to the Company.

Under the AbbVie Tau Collaboration Agreement, the Company was eligible to receive specified development and first-sale milestone payments for each Licensed Compound of up to an aggregate of $550.0 million in the case of an Alzheimer’s disease indication, up to $230.0 million in the case of the first indication other than Alzheimer’s disease and up to $115.0 million for a subsequent non-Alzheimer’s disease indication. Additionally, the Company was eligible to receive tiered, escalating royalties, in a range from a high-single digit to a mid-to-high teen (or, if the Company had exercised its Cost-Sharing Option, low-twenties) percentage of aggregate net sales of Licensed Products on a Licensed Compound by Licensed Compound basis, subject to potential reductions in certain circumstances. For each Licensed Product, AbbVie also had the right to decrease or eliminate its royalty payments on such Licensed Product in exchange for a one-time payment by AbbVie at a fair market value to be negotiated by the parties or determined pursuant to dispute resolution procedures specified in the AbbVie Tau Collaboration Agreement.

On July 28, 2020, the Company received notice from AbbVie Biotechnology Ltd (“AbbVie Biotechnology”) of AbbVie Biotechnology’s termination of the AbbVie Tau Collaboration Agreement. Subsequently, the parties mutually agreed that such termination would become effective as of August 3, 2020 (the “AbbVie Collaboration Termination Date”). Effective as of the AbbVie Collaboration Termination Date, the AbbVie Tau Collaboration Agreement has been terminated in its entirety, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company is obligated to undertake certain transition activities, including transferring to AbbVie data and reports generated under the collaboration as well as any regulatory filings relating to certain compounds and product candidates investigated in the collaboration. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein have also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in certain intellectual property rights developed by or on behalf of either party under the collaboration (the “Joint IP”) to exploit antibodies it contributed to the collaboration as well as a royalty-free, non-exclusive license to the Joint IP for any other purpose. Further, AbbVie has granted the Company, effective as of the AbbVie Collaboration Termination Date, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in Joint IP to exploit research compounds or product candidates that were investigated under the collaboration and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates, for all human diagnostic, prophylactic and therapeutic uses. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Tau Collaboration Agreement but is no longer eligible to receive option payments, milestone payments or royalties thereunder.

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

During the three and six months ended June 30, 2020, the Company recognized $1.1 million and $3.5 million, respectively, of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the applicable period. During the three and six months ended June 30, 2019 the Company recognized $3.2 million and $4.9 million, respectively, of revenue associated with the AbbVie Tau Collaboration related to the Research Services performed during the applicable period. As of June 30, 2020, there was $47.2 million of deferred revenue related to the AbbVie Tau Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2020.

AbbVie Alpha Synuclein Collaboration Agreement

Summary of Agreement

In February 2019, the Company entered into an exclusive collaboration and option agreement (“the AbbVie Alpha-Synuclein Collaboration Agreement”) with AbbVie, for the research, development and commercialization of AAV and other virus-based gene therapy products directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other diseases characterized by the abnormal accumulation of misfolded alpha-synuclein protein (“synucleinopathies”). Under the AbbVie Alpha-Synuclein Collaboration Agreement, the Company and AbbVie agreed to collaborate on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to the alpha-synuclein protein. The collaboration was comprised of a research period (the “ASN Research Period”), an optional development period (the “ASN Development Period”), and an exclusive license option (the “ASN License Option”). The AbbVie Alpha-Synuclein Collaboration Agreement included a non-refundable upfront payment to the Company of $65.0 million for services during the ASN Research Period.

During the ASN Research Period, the Company was obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie (the “AbbVie Designated Antibodies”) which initially are to be antibodies provided by AbbVie. The Company was obligated to use diligent efforts to conduct research activities to create research compounds (“ASN Research Compounds”) and to develop product candidates containing or comprised of the ASN Research Compounds (“ASN Product Candidates”). The Company was solely responsible for the costs and expenses during the ASN Research Period. During a specified portion of the ASN Research Period, AbbVie had the right to exercise one or more of its exclusive development options to select up to a total of four ASN Research Compounds and their corresponding ASN Product Candidates to proceed to the ASN Development Period.

Upon AbbVie’s exercise of an option to proceed to the ASN Development Period (an “ASN Development Option”), AbbVie agreed to pay the Company $80.0 million for the first ASN Research Compound and $30.0 million each for up to three additional ASN Research Compounds. During the ASN Development Period, the Company was obligated to use diligent efforts to conduct development activities, including IND application-enabling and Phase 1 clinical trial activities, for each selected ASN Research Compound and corresponding selected ASN Product Candidates. The Company was solely responsible for the costs and expenses during the ASN Development Period. During a specified portion of the ASN Development Period, AbbVie had the right to exercise its ASN License Option to further develop and commercialize all of the ASN Research Compounds and corresponding ASN Product Candidates. Upon AbbVie’s exercise of its ASN License Option, the Company agreed to grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property rights to develop and commercialize the licensed compounds and the licensed products for all human diagnostic, prophylactic and therapeutic uses. In addition, after AbbVie’s exercise of the ASN License Option, the Company had certain obligations to complete any remaining research and development activities that were not completed for any ASN Research Compounds and ASN Product Candidates.

The Company’s research and development activities were to be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (or “ASN JGC”) as detailed in the AbbVie Alpha-Synuclein Collaboration Agreement. Any material amendment to the research or development plans, however, were required to be mutually agreed to by the parties, which could be through the ASN JGC.

Under the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product in each of the United States, Japan, the United Kingdom, Germany, France, Italy and Spain. After exercise of the ASN License Option, AbbVie was solely responsible for all development and commercialization activities relating to licensed compounds and licensed products at its sole cost and expense, subject to the Company’s obligation to complete any remaining research and development activities set forth in the agreed-upon research and development plans.

Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, the Company was eligible to receive (i) specified development and first-sale milestone payments for each licensed compound of up to an aggregate of $450.0 million in the case of a Parkinson’s disease indication and up to $185.0 million in the case of the first indication other than Parkinson’s disease and $92.5 million for a subsequent non-Parkinson’s disease indication; (ii) specified commercial milestone payments based on net sales for all licensed products and all indications up to an aggregate of $500.0 million; and (iii) tiered, escalating royalties, in the mid-single digit percentage range for aggregate net sales of licensed products on a licensed compound by licensed compound basis, subject to potential reductions in certain circumstances.

On July 28, 2020, the Company received notice of the intent of AbbVie Inc., the parent company of AbbVie Ireland Unlimited Company (“AbbVie Ireland”) to terminate the AbbVie Alpha-Synuclein Collaboration Agreement. On the AbbVie Collaboration Termination Date, Voyager received formal notice from AbbVie Ireland of its termination of the AbbVie Alpha-Synuclein Collaboration Agreement, and the parties mutually agreed that such termination would become effective as of the AbbVie Collaboration Termination Date. Effective as of the AbbVie Collaboration Termination Date, the AbbVie Alpha-Synuclein Collaboration Agreement has been terminated in its entirety, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company is obligated to undertake certain transition activities including transferring to AbbVie data and reports generated under the collaboration as well as any regulatory filings relating to compounds and product candidates investigated in the collaboration. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting an alpha-synuclein protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies have also terminated. AbbVie retains a royalty-free, exclusive license to the Company’s interest in the Joint IP to exploit antibodies AbbVie contributed to the collaboration. The Company otherwise retains a royalty-free, non-exclusive license to AbbVie’s interest in the Joint IP. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Alpha-Synuclein Collaboration Agreement but is no longer eligible to receive option payments, milestone payments, or royalties thereunder.

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

During the three and six months ended June 30, 2020, the Company recognized $3.1 million and $4.3 million of revenue, respectively, associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.4 million of revenue, respectively, associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended. As of June 30, 2020, there was $59.4 million of deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the goods or services are expected to be delivered.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2020.

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

During the term of the Neurocrine Collaboration Agreement, neither party nor any of its respective affiliates is permitted to directly or indirectly exploit any AAV-based gene therapy products directed to a Target to which a Collaboration Product is directed, subject to specified exceptions including the parties’ conduct of basic research activities.

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

The Company has identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of costs incurred under the agreed upon program plans. The Company has utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company has concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the second quarter of 2020, the Company has further revised the estimate of the expected reimbursement to $340.4 million during the second quarter of 2020 based on current expectations. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at June 30, 2020:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$83,983
FA Program	113,033
Discovery Program 1	72,164
Discovery Program 2	71,262
Total	$340,442

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

During the three and six months ended June 30, 2020, the Company recognized $24.5 million and $38.9 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and six months ended June 30, 2019, the Company recognized $12.5 million and $14.4 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of June 30, 2020, there was $50.1 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of June 30, 2020, there was $12.7 million of collaboration and unbilled receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2020.

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

Other Agreements

The Company has entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the rights licensed under such agreements, the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in-process research and development. The license agreements obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. To date, the Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial which resulted in a $0.1 million milestone payment to one of its licensors. The Company can generally terminate the license agreements upon 30 to 90 days’ prior written notice.

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

Litigation

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of June 30, 2020 or December 31, 2019.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Research and development	$1,764	$3,256	$3,449	$4,671
General and administrative	2,095	1,998	4,451	4,100
Total stock-based compensation expense	$3,859	$5,254	$7,900	$8,771

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Stock options	$2,930	$4,528	$6,138	$7,304
Restricted stock awards and units	864	668	1,605	1,351
Employee stock purchase plan awards	65	58	157	116
Total stock-based compensation expense	$3,859	$5,254	7,900	8,771

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2020 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2019	455,404	12.16
Granted	448,929	$12.83
Vested	(130,003)	11.02
Forfeited	(64,600)	$10.66
Unvested restricted stock units as of June 30, 2020	709,730	$12.93

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the three and six months ended June 30, 2020 was $8.05 and $12.83 per share, respectively. The weighted average fair value of restricted stock units granted to employees during the three and six months ended June 30, 2019 was $20.74 and $10.91 per share, respectively. The restricted stock units granted in the three and six months ended June 30, 2020 vest in equal amounts, annually over three years. The expense related to restricted stock units granted to employees was $0.9 million and $1.6 million for the three and six months ended June 30, 2020, respectively. The expense related to restricted stock units granted to employees was $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $7.7 million, which is expected to be recognized over the remaining average vesting period of 2.3 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2020:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2019	5,317,326	$15.98
Granted	1,147,215	$12.33
Exercised	(163,513)	$10.31
Cancelled or forfeited	(407,853)	$16.59
Outstanding at June 30, 2020	5,893,175	$15.38	7.5	$5,378
Exercisable at June 30, 2020	2,988,988	$15.55	6.4	$3,334

As of June 30, 2020, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $26.3 million which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2020	2019
Unvested restricted common stock awards	176,471	235,294
Unvested restricted common stock units	709,730	402,782
Outstanding stock options	5,893,175	5,239,535
Total	6,779,376	5,877,611

Basic net loss per share for the six months ended June 30, 2020 and 2019, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations.

11. Related-party transactions

Historically, the Company has received consulting and management services from one of its investors. During the three and six months ended June 30, 2020, there were no consulting and management services provided by this investor. During the three and six months ended June 30, 2019 the total amount of services provided by this investor was de minimis. As of June 30, 2020, there were no amounts payable related to consulting and management service fees provided by this investor.

Additionally, during the three and six months ended June 30, 2020, the Company received board and scientific advisory services from two of its prior executives, Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, and Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Paul for services provided during each of the three and six months ended June 30, 2020 and 2019 was $50 thousand and $0.1 million, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.

Under the collaboration agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of June 30, 2020, the Company had approximately $12.7 million in related party collaboration receivable associated with Neurocrine.

12. Subsequent Events

On July 28, 2020, the Company received notice from AbbVie Biotechnology of (i) AbbVie Biotechnology’s termination of the AbbVie Tau Collaboration Agreement and (ii) the intention of AbbVie Inc., the parent of AbbVie Ireland, to terminate the AbbVie Alpha-Synuclein Collaboration Agreement. On the AbbVie Collaboration Termination Date, the Company received formal notice from AbbVie Ireland of AbbVie Ireland’s termination of the AbbVie Alpha-Synuclein Collaboration Agreement. In each case, AbbVie exercised its right to terminate for convenience in accordance with the terms and conditions of the applicable agreement, and the parties have mutually agreed that each termination became effective as of the AbbVie Collaboration Termination Date.

AbbVie Tau Collaboration Agreement

Effective as of the AbbVie Collaboration Termination Date, the AbbVie Tau Collaboration Agreement has been terminated in its entirety, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company is obligated to undertake certain transition activities, including transferring to AbbVie data and reports generated under the collaboration as well as any regulatory filings relating to certain compounds and product candidates investigated in the collaboration. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein have also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in the Joint IP to exploit antibodies it contributed to the collaboration as well as a royalty-free, non-exclusive license to the Joint IP for any other purpose. Further, AbbVie has granted the Company, effective as of the AbbVie Collaboration Termination Date, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in Joint IP to exploit research compounds or product candidates that were investigated under the collaboration and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates, for all human diagnostic, prophylactic and therapeutic uses. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Tau Collaboration Agreement but is no longer eligible to receive option payments, milestone payments or royalties thereunder.

AbbVie Alpha-Synuclein Collaboration Agreement

Effective as of the AbbVie Collaboration Termination Date, the AbbVie Alpha-Synuclein Collaboration Agreement has been terminated in its entirety, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company is obligated to undertake certain transition activities including transferring to AbbVie data and reports generated under the collaboration as well as any regulatory filings relating to compounds and product candidates investigated in the collaboration. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting an alpha-synuclein protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies have also terminated. AbbVie retains a royalty-free, exclusive license to the Company’s interest in the Joint IP to exploit antibodies AbbVie contributed to the collaboration. The Company otherwise retains a royalty-free, non-exclusive license to AbbVie’s interest in the Joint IP. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Alpha-Synuclein Collaboration Agreement but is no longer eligible to receive option payments, milestone payments, or royalties thereunder.

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our collaborations, including those with Sanofi Genzyme Corporation, which we refer to as Sanofi Genzyme, AbbVie Biotechnology Ltd. and AbbVie Ireland Unlimited Company, which we collectively refer to as AbbVie, and Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock and our strategic collaborations, including our collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our collaboration with AbbVie focusing on tau-related diseases, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated effective August 3, 2020 pursuant to notice we received from AbbVie on July 28, 2020, our collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated effective August 3, 2020 , and our collaboration with Neurocrine, or the Neurocrine Collaboration, which commenced in March 2019.

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

We are evaluating our most advanced clinical candidate, VY-AADC (which Neurocrine refers to as NBIb-1817), or VY-AADC (NBIb-1817), for the treatment of Parkinson’s disease, through the Neurocrine Collaboration in the RESTORE-1 Phase 2, randomized, double-blind, sham-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of moderate to advanced Parkinson's disease patients with motor fluctuations. In June 2018, the FDA granted RMAT designation for the VY-AADC Program gene therapy treatment, which provides for an enhanced level of interactions between the company sponsor and the FDA throughout the development program. The designation was based on our Phase 1b clinical data with VY-AADC (NBIb-1817). The FDA has also granted fast-track designation for VY-AADC (NBIb-1817).

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

Results from PD-1101 have been reported beginning in late 2016 and most recently in November 2018. In May 2019, we provided 12-month results from PD-1102. We and Neurocrine plan to present the final three-year data on all three cohorts of the PD-1101 Phase 1b trial, as well as two-year data from the PD-1102 Phase 1 trial, at the Movement Disorder Society (MDS) Virtual Congress 2020 being held September 12-16, 2020.

VY-AADC (NBIb-1817) RESTORE-1 and RESTORE-2 Program

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2, randomized, double-blind, sham-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of moderate to advanced Parkinson’s disease in patients with motor fluctuations. We received written feedback from the FDA, including FDA guidance received during the Type B meeting, that in a disease such as Parkinson’s, two adequate and well-controlled clinical trials are suggested. Based upon feedback received from the FDA, we and Neurocrine have amended the RESTORE-1 clinical trial protocol to support a future registration filing, if successful, for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments include increasing the planned enrollment to approximately 85 patients from the previously planned 42 patients, and adjusting future enrollment in the trial to randomize patients 2:1 to VY-AADC (NBIb-1817) or sham surgery, respectively, as compared to the previous 1:1 randomization. The eligibility criteria remain substantially the same: the trial is potentially available to patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. The protocol amendments are anticipated to facilitate enrollment and patient convenience, but implementation of the protocol amendments will lengthen the trial enrollment period. As previously announced, trial sites had temporarily suspended patient screening and enrollment activity in response to the COVID-19 pandemic and the implementation of these previously disclosed protocol amendments. We and Neurocrine expect patient screening to resume during the second half of 2020 at certain clinical sites in the RESTORE-1 trial.

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

The primary efficacy endpoint of the RESTORE-1 Phase 2 trial is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months compared to sham surgery. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the Unified Parkinson’s Disease Rating Scales (UPDRS-II and -III scores), assessments from the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety.

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

We and Neurocrine currently expect to initiate the RESTORE-2 Phase 3 clinical trial in the first half of 2021. We anticipate that, if positive, results from the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial could potentially form the basis for submission of a biologics license application, or BLA, to the FDA for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease.

As part of the IND for VY-AADC (NBIb-1817), the chemistry, manufacturing, and controls section included data demonstrating comparability between VY-AADC (NBIb-1817) using our baculovirus/Sf9 manufacturing process and VY-AADC (NBIb-1817) produced using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 clinical trials. Both were produced under cGMP. Our baculovirus/Sf9 manufacturing process is designed for production of AAV vectors at clinical and commercial scale, with the potential for increased yields and efficient scalability compared with mammalian-based systems. We have demonstrated that this production platform change resulted in comparable vector quality and activity. We are using VY-AADC (NBIb-1817) manufactured in our baculovirus/Sf9 system in the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial.

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

VY-HTT01 is our clinical gene therapy candidate for the treatment of Huntington’s disease. VY-HTT01 is composed of an AAV capsid (AAV1) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA. We recently completed IND-enabling preclinical studies and are in the process of finalizing an IND application for VY-HTT01 for the treatment of Huntington’s disease which we expect to file with the FDA during the second half of 2020.

In non-human primate studies, one-time administration of VY-HTT01 resulted in robust and durable reduction of HTT mRNA and protein with knock-down stabilization between 6- and 12-months, and widespread distribution of VY-HTT01 vector genome across the striatum and cortex. VY-HTT01 treatment demonstrated robust reduction of HTT mRNA and protein in the YAC128 and BACHD transgenic mouse models of Huntington’s disease, with significant improvements in motor function. We plan to present preclinical data from the IND-enabling studies at a future scientific congress in the first half of 2021.

Following clearance of the IND by the FDA, we expect to begin the first-in-human clinical trial of VY-HTT01 in Huntington’s disease patients.

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

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an AAV capsid and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 and early 2019, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time infusion after laminectomy to the cervical region of the spinal cord. Preclinical data previously reported included significant reductions of SOD1 mRNA throughout the spinal cord of the Göttingen minipig, which has a spinal cord similar in length and diameter to the human spinal cord. This novel delivery approach with VY-SOD102 yielded well-tolerated and significant reduction of SOD1 mRNA throughout the spinal cord at four weeks post-dosing. In connection with the restructuring of our gene therapy relationship with Sanofi Genzyme, we decided to reallocate resources to our Huntington’s disease program and new discovery efforts. We intend to seek a partner to advance our preclinical program for SOD1 ALS and no longer expect to file an IND application for our ALS program prior to partnering.

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

Both of our collaborations with AbbVie were terminated by AbbVie, effective as of August 3, 2020, or the AbbVie Collaboration Termination Date. As a result of such terminations, we were relieved of future research and development obligations under each collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein or an alpha-synuclein protein and restricting us, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein or contributed by AbbVie to the AbbVie Alpha-Synuclein Collaboration have also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in certain intellectual property rights developed by either party under the collaborations, or Joint IP, to exploit antibodies it contributed to each collaboration as well as royalty-free, non-exclusive licenses to Joint IP for any other purpose. Further, AbbVie has granted us, effective as of the AbbVie Collaboration Termination Date, in the case of the AbbVie Tau Collaboration, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in Joint IP to exploit research compounds or product candidates that were investigated under the collaborations and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates and, in the case of the AbbVie Alpha-Synuclein Collaboration, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), non-exclusive license to AbbVie’s interest in Joint IP for any purpose, in each case for all human diagnostic, prophylactic and therapeutic uses. We are not obligated to repay the upfront payment we received from AbbVie in connection with entering into either collaboration agreement, but we are no longer eligible to receive option payments, milestone payments or royalties thereunder. We expect to continue to advance our research and development efforts related to vectorized antibodies, including vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to (i) a tau protein and (ii) pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies, and we are currently evaluating our options for advancing these efforts individually or with other potential collaborators.

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

We have incurred significant operating losses since our inception. Our net losses were $32.9 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $345.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 clinical development and the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 clinical trial;
●	advance VY-HTT01 as a treatment for Huntington’s disease into a first-in-human clinical trial and a separate longitudinal observational study;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;

●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2020, we recognized $3.5 million of collaboration revenue from the AbbVie Tau Collaboration, $4.3 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, and $38.9 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of our collaboration arrangements with AbbVie and Neurocrine, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the foreseeable future, we expect substantially all of our revenue will be generated from our existing collaboration agreement with Neurocrine and from any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our programs and gene therapy platform, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs of funding research performed by third parties that conduct research and development, clinical and preclinical activities, manufacturing and production design on our behalf;
●	the cost of purchasing lab supplies and non-capital equipment used in designing, developing and manufacturing preclinical study materials;
●	consultant fees;
●	facility costs including rent, depreciation and maintenance expenses; and
●	fees for maintaining licenses under our third-party licensing agreements.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to monitor the PD-1101 Phase 1b clinical trial and the PD-1102 Phase 1 trial and continue to enroll the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease, and move our other product candidates, including VY-HTT01 for the treatment of Huntington’s disease, into clinical trials. Additionally, we expect research and development costs associated with activities under our strategic collaborations to increase. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Other Income (Expense), net

Interest and other (expense) income consists primarily of interest income on our marketable debt securities and the gain or loss on the equity securities investment in CLPT.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the six months ended June 30, 2020 as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 3, 2020.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. We adopted the standard on January 1, 2020. Based on the composition of our investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Collaboration revenue	$28,681	$46,087	$(17,406)
Operating expenses:
Research and development	29,423	28,576	847
General and administrative	8,239	8,322	(83)
Total operating expenses	37,662	36,898	764
Other income, net:

Interest income	346	2,097	(1,751)
Other expense	(46)	(133)	87
Total other income, net	300	1,964	(1,664)
Net (loss) income	(8,681)	11,153	(19,834)

Collaboration Revenue

Collaboration revenue was $28.7 million and $46.1 million for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, collaboration revenue included $1.1 million related to research services from the AbbVie Tau Collaboration, $3.1 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $24.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended June 30, 2019, collaboration revenue included $30.2 million related to the Sanofi Genzyme Collaboration, $3.2 million related to research services from the AbbVie Tau Collaboration, $0.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $12.5 million related to research services and cost reimbursement from the Neurocrine Collaboration.

The decrease in collaboration revenue in the three months ended June 30, 2020 was primarily due to amounts recorded as revenue as a result of the termination of the Sanofi Genzyme Collaboration in June 2019. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and expect to pay an additional $10.0 million within fifteen days of the filing of an IND application for a Post-Termination HD Product, which we currently anticipate to occur before the end of 2020. We recognized $30.2 million of revenue related to the Sanofi Genzyme Collaboration in the three months ended June 30, 2019. The reduction in revenue was offset by a $12.8 million increase in revenue related to research services and cost reimbursements from the collaborations with Neurocrine and AbbVie.

Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended June 30, 2020. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations. For example, if the temporary pause in screening for the RESTORE-1 Phase 2 clinical trial is extended as a result of factors related to the COVID-19 pandemic, VY-AADC Program collaboration revenues may decrease or be delayed, and the timeline for the VY-AADC Program could be extended.

As a result of the termination of the collaboration and option agreements with AbbVie in August 2020, we expect to recognize as revenue all remaining amounts included in deferred revenue related to these agreements in the second half of 2020.

Research and Development Expense

Research and development expense increased by $0.8 million from $28.6 million for the three months ended June 30, 2019, to $29.4 million for the three months ended June 30, 2020. The following table summarizes our research and development expense for the three months ended June 30, 2020 and 2019, together with the change in those items in dollars:

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
External research and development expenses	$13,452	$14,094	$(642)
Employee and consultant related expenses	11,365	10,007	1,358
Facility and other expenses	4,460	4,308	152
License fees	146	167	(21)
Total research and development expenses	$29,423	$28,576	$847

The increase in research and development expense for the three months ended June 30, 2020 was primarily attributable to the following:

●	approximately $1.4 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount to support our program pipeline; and
●	approximately $0.2 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street;
●	offset by approximately $0.6 million for decreased external research and development costs primarily related to clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease, and preclinical and manufacturing activities for our VY-HTT01 Program for Huntington’s disease

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

We have experienced, and expect to continue to experience, a slower pace of enrollment in the RESTORE-1 Phase 2 clinical trial, and we and our collaboration partner Neurocrine have temporarily paused screening to allow participating clinical trial sites to evaluate the impact of the pandemic on the clinical trial including the implementation of recent protocol amendments and the safety of trial participants. We and Neurocrine expect patient screening to resume during the second half of 2020 at clinical sites in the RESTORE-1 trial.

We will continue to monitor the issues raised by the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for, or that we believe to be in the best interest of, our business, employees, collaborators, stockholders, and the community.

We do not expect the termination of the collaboration agreements with AbbVie in August 2020 to result in a significant impact to research and development expenses.

General and Administrative Expense

General and administrative expense decreased by $0.1 million from $8.3 million for the three months ended June 30, 2019 to $8.2 million for the three months ended June 30, 2020. The decrease in general and administrative expense was primarily attributable to a decrease of approximately $0.1 professional fees to support the advancement of Voyager’s pipeline programs.

Other Income, net

Interest and other income of approximately $0.3 million and $2.0 million was recognized during the three months ended June 30, 2020 and 2019, respectively, related to interest income on marketable securities balances, in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Collaboration revenue	$46,748	$51,284	$(4,536)
Operating expenses:
Research and development	61,718	53,407	8,311
General and administrative	18,444	17,981	463
Total operating expenses	80,162	71,388	8,774
Other income, net:
Interest income	1,324	3,242	(1,918)
Other (expense) income	(854)	845	(1,699)
Total other income, net	470	4,087	(3,617)
Net loss	$(32,944)	$(16,017)	$(16,927)

Collaboration Revenue

Collaboration revenue was $46.7 million and $51.3 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, collaboration revenue included $3.5 million related to research services from the AbbVie Tau Collaboration, $4.3 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $38.9 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the six months ended June 30, 2019, collaboration revenue included $31.6 million related to the Sanofi Genzyme Collaboration, $4.9 million related to research services from the AbbVie Tau Collaboration, $0.4 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $14.4 million related to research services and cost reimbursement from the Neurocrine Collaboration.

The decrease in collaboration revenue in the six months ended June 30, 2020 was primarily due to amounts recorded as revenue as a result of the termination of the Sanofi Genzyme Collaboration in June 2019. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and expect to pay an additional $10.0 million within fifteen days of the filing of an IND application for a Post-Termination HD Product, which we currently anticipate to occur before the end of 2020. We recognized $31.6 million of revenue related to the Sanofi Genzyme Collaboration in the six months ended June 30, 2019. The reduction in revenue was partially offset by a $27.0 million increase in revenue related to research services and cost reimbursements from the collaborations with Neurocrine and AbbVie.

Research and Development Expense

Research and development expense increased by $8.3 million from $53.4 million for the six months ended June 30, 2019, to $61.7 million for the six months ended June 30, 2020. The following table summarizes our research and development expense, for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
External research and development expenses	$28,081	$27,542	$539
Employee and consultant related expenses	23,938	17,931	6,007
Facility and other expenses	9,402	7,616	1,786
License fees	297	318	(21)
Total research and development expenses	$61,718	$53,407	$8,311

The increase in research and development expense for the six months ended June 30, 2020 was primarily attributable to the following:

●	approximately $6.0 million related to research and development employee and contractor compensation costs as we continue to increase research and development headcount to support our program activities;
●	approximately $1.8 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street.
●	approximately $0.5 million for increased external research and development costs primarily related to clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease.

General and Administrative Expense

General and administrative expense increased by $0.4 million from $18.0 million for the six months ended June 30, 2019 to $18.4 million for the six months ended June 30, 2020. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $2.5 million for increased compensation costs associated with the increase in administrative function headcount;
●	partially offset by a decrease of approximately $1.3 million in intellectual property related expenses and $0.7 million for legal costs resulting from the completion of our strategic collaborations from the prior year.

Other Income, net

Interest and other income of approximately $0.5 million and $4.1 million were recognized during the six months ended June 30, 2020 and 2019, respectively, related to interest income on marketable securities balances in addition to gains on our common stock investment in and warrants to purchase shares of common stock of CLPT.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, the Sanofi Genzyme Collaboration which commenced in February 2015 and was terminated in June 2019, the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated effective August 3, 2020, the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated effective August 3, 2020, and the Neurocrine Collaboration, which commenced in March 2019.

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

As of June 30, 2020, we had cash, cash equivalents, and marketable debt securities of $229.7 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,999)	$93,605
Investing activities	107,155	(139,549)
Financing activities	2,167	78,970
Net increase in cash, cash equivalents, and restricted cash	$59,323	$33,026

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $50.0 million during the six months ended June 30, 2020 compared to $93.6 million of cash provided by operating activities during the six months ended June 30, 2019. The increase in cash used in operating activities for the six months ended June 30, 2020 was primarily due to an increase in operating expenses and a decrease in deferred revenue. Cash provided by operating activities during the six months ended June 30, 2019 was primarily due to an increase in deferred revenue of $106.1 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, partially offset by $16.0 million of net loss adjusted for non-cash items.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $107.2 million during the six months ended June 30, 2020 compared to $139.5 million of cash used in investing activities during the six months ended June 30, 2019. The net cash provided by investing activities for the six months ended June 30, 2020 was primarily due to $125.5 million from maturities of marketable securities partially offset by $15.0 million for purchases of marketable securities and $3.4 million for purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2019 was primarily due to purchases of $314.4 million of marketable securities and $3.2 million for purchases of property and equipment, offset by $177.8 million of proceeds from maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.2 million during the six months ended June 30, 2020, due to the proceeds from the exercise of stock options. Net cash provided by financing activities was $79.0 million during the six months ended June 30, 2019, primarily from the issuance of 4,179,728 shares to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement of development costs from the Neurocrine Collaboration will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, the potential exercise by our collaboration partners of options to develop or license certain products and product candidates, and our potential receipt of future milestone payments and royalties from our collaboration partners;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as the Variable Trajectory Array Guide , or V-TAG™;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;

●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at June 30, 2020:

		Remaining			More than
	Total	2020	1 to 3 Years	3 to 5 Years	5 Years

	(in thousands)
Operating lease commitments(1)	$42,850	$2,980	$12,461	$13,219	$14,190
(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non-cancelable operating leases that expire in November 2026.

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

EGCs are also permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including without limitation, (i) not being required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis; (iii) reduced disclosure obligations regarding executive compensation; and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. As we became a public company in November 2015, we expect to lose our status as an EGC on January 1, 2021.

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues of at least $100 million, or annual revenues less than $100 million and a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an EGC, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements. In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on certain exemptions from disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These permitted exemptions include (i) being permitted to provide only two years of audited consolidated financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) not being required to furnish a stock performance graph in our annual report to stockholders. As our revenues exceeded $100 million for the 2019 fiscal year, we expect to lose our status as a smaller reporting company in 2021 and to no longer qualify for the reduced disclosure requirements applicable to smaller reporting companies when our Annual Report on Form 10-K for the twelve months ended December 31, 2020 is issued.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. As a result, we are not and have never been profitable and have incurred losses since our inception. Our net losses were $32.9 million and $16.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $345.6 million.

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

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;

●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 clinical development and the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 clinical trial;
●	advance VY-HTT01 as a treatment for Huntington’s disease into a first-in-human clinical trial and a separate longitudinal observational study;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2020, our cash, cash equivalents, and marketable debt securities were $229.7 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC (NBIb-1817) and the design of our proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC (NBIb-1817). In connection with our Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the VY-AADC Program to Neurocrine, which required the related investigational new drug, or IND, application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested. Based upon feedback received from the FDA, we and Neurocrine have amended the RESTORE-1 clinical trial protocol to support a future registration filing for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments include increasing the planned enrollment to approximately 85 patients, from the previously planned 42 patients, and future enrollment in the trial will be randomized 2:1 to VY-AADC (NBIb-1817) or sham surgery, respectively, compared to the previous 1:1 randomization. Any further guidance that we may receive from the FDA could lead to further modification of the clinical VY-AADC (NBIb-1817) protocol and to additional costs or delays in the VY-AADC Program.

We plan to continue to seek and incorporate FDA guidance in our ongoing development plans for each of our potential clinical candidates. If we fail to consult or solicit guidance from regulators or are unable to obtain sufficiently frequent or detailed guidance from regulators, we may be required to delay or discontinue development of certain of our product candidates. Additional steps to receive guidance from regulators may result in a review and approval process that is longer than we otherwise would have expected. In addition, the FDA routinely grants pre-IND meetings with sponsors seeking to initiate clinical trials.  We previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, we have not had formal additional consultations with the FDA concerning subsequent changes to the program. The FDA could request additional preclinical data or modifications to our VY-HTT01 development plan, and we may only be informed of such request after we file an IND. Delays as a result of increased or lengthier regulatory approval process and further restrictions on development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

The RESTORE-1 Phase 2 trial is a randomized, double-blind, placebo-surgery controlled trial with a planned enrollment of approximately 85 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three hours of OFF time during the day as measured by a validated self-reported patient diary. Patients will be randomized 2:1 to VY-AADC (NBIb-1817) or sham surgery, respectively. Patient eligibility criteria and the protocol design, including the total number of patients in the trial and the number of patients who receive VY-AADC (NBIb-1817) or placebo, may change during the course of the trial in response to recruiting challenges, clinical patient assessments, data collection, statistical analysis modifications, and other factors, such as modifications to the clinical trial protocol made to date.

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

Other risks inherent in conducting international clinical trials or using international trial sites include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
●	failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
●	political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks, including the current coronavirus disease 2019, or COVID-19, pandemic.

We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or successful outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical and clinical programs.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or SAEs associated with our product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if we are able to do so at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued or otherwise become party to dispute proceedings; or

●	experience damage to our reputation.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 are designed to be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). In the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), we are using the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). In the Phase 2 and future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with CLPT. For VY-SOD102 in the treatment for amyotrophic lateral sclerosis, or ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

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

We may be unable to obtain orphan drug designation or exclusivity for any of our product candidates for which we seek such designation. If our competitors are able to obtain orphan drug exclusivity for products that constitute the “same drug” and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. For products for which we may obtain orphan drug designation or exclusivity, we may be unable to prevent the approval or marketing authorization of other similar products based upon regulator decisions regarding product “sameness”.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for a product that constitutes the “same drug” treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we may be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the BLA sponsor submits pediatric data that adequately respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

We believe that all of our current programs may qualify for orphan drug designation except for VY-AADC (NBIb-1817) for Parkinson’s disease. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the other drug or biological product is not the “same drug” or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

In June 2018, the FDA granted RMAT designation for the VY-AADC (NBIb-1817) gene therapy treatment for advanced Parkinson’s disease with motor fluctuations that are refractory to medical management. The designation was based on data from the Phase 1b clinical trial.

RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our other product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that a product candidate that received RMAT designation no longer meets the conditions for designation. Alternatively, we or our collaborative partners may decide not to proceed with the clinical development of a product candidate that has previously received RMAT designation or decide to pursue such product candidate for an indication for which it has not received RMAT designation.

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

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the Parkinson’s disease program, or VY-AADC Program, Friedreich’s ataxia program, or FA Program, and Huntington’s disease program, or Huntington’s Program, and a future program, collectively, the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s Program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for the VY-AADC Program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option.

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

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, which we refer to as the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the AbbVie Tau Collaboration Agreement, we received an upfront payment of $69.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Tau Collaboration Agreement, effective August 3, 2020. Following such termination, we are evaluating our options for potentially advancing our tau program in the future. If we seek another collaboration partner for the program, we may be unable to find a suitable collaborator on a timely basis, on terms acceptable to us, or at all. If we opt to progress this program ourselves, our expenditures would increase, and we might lack the resources or expertise that an appropriate collaboration partner could provide. If we are unable to find a suitable collaboration partner or unable or unwilling to increase our financial commitment to the tau program to undertake its development, we may have to delay or curtail the program.

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

Pursuant to development plans to be agreed upon by the parties, which will be overseen by a joint steering committee, we have operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program (prior to specified transition events for each program), and are required to use commercially reasonable efforts to develop the Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by us in conducting these activities for each Neurocrine Program in accordance with an agreed budget. If we breach our development responsibilities or in certain circumstances upon a change in control of us, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

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

In February 2019, we entered into a collaboration agreement, which we refer to as the AbbVie Alpha-Synuclein Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products directed against alpha-synuclein for indications including Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Alpha-Synuclein Collaboration Agreement, effective August 3, 2020. Following such termination, we are evaluating our options for potentially advancing our alpha-synuclein program in the future. If we seek another collaboration partner for the program, we may be unable to find a suitable collaborator on a timely basis, on terms acceptable to us, or at all. If we opt to progress this program ourselves, our expenditures would increase, and we might lack the resources or expertise that an appropriate collaboration partner could provide. If we are unable to find a suitable collaboration partner or unable or unwilling to increase our financial commitment to the alpha-synuclein program to undertake its development, we may have to delay or curtail the program.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. We expect to conduct the RESTORE-1 Phase 2 clinical trial at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

We and our third-party service providers are required to comply with the FDA’s good laboratory practices, or GLPs, and GCPs for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. The FDA enforces these GLPs and GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and laboratories at which the FDA may determine that our preclinical studies and clinical trials did not comply with GLPs or GCPs. If we, our collaborators, or our third-party service providers fail to comply with applicable GLPs or GCPs, the preclinical or clinical data generated in our future preclinical studies or clinical trials may be deemed unreliable and the FDA may require us to perform additional preclinical studies or clinical trials before approving the relevant INDs or marketing applications. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we, our collaborators, or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such preclinical studies or clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time, attention, expertise and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our third-party service providers do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Manufacturing

Gene therapies and their companion diagnostics are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s cGMPs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of clinical quality AAV gene therapy vectors at laboratory scale.

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

Delays in obtaining regulatory approval of our, or our collaborators’, manufacturing processes and facilities, or disruptions in such manufacturing processes, may delay or disrupt our commercialization efforts. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product.

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

Our product candidates and our product delivery devices are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our product candidates and delivery devices, subjects us to manufacturing risks. While product candidate batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Our product candidates and delivery devices must be stored and transported at temperatures within a certain range and in sterile environments. If these temperature and environmental conditions deviate, the remaining shelf-life of a product candidate or utility of a device could be impaired or its efficacy and safety could be negatively impacted, making it no longer suitable for use.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, the U.S. Supreme Court reversed this decision.

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

In December 2019, a novel strain of coronavirus called severe acute respiratory syndrome coronavirus 2, also referred to as SARS-CoV-2, which causes the coronavirus disease 2019, also referred to as COVID-19, began to be reported in China and other countries. As of July 1, 2020, that outbreak has led to more than ten million confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by local and national government efforts in the United States, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures.

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

We have experienced, and expect to continue to experience, a slower pace of enrollment in the RESTORE-1 Phase 2 clinical trial, and we and our collaboration partner Neurocrine have temporarily paused screening to allow participating clinical trial sites to evaluate the impact of the pandemic on the clinical trial including the implementation of recent protocol amendments and the safety of trial participants. It is possible that the institutional IRBs at one or more participating clinical trial sites will prioritize the review of research proposals related to COVID-19, which could delay or limit our ability to implement the recent protocol amendments at one or more sites. If such delays continue, our clinical supply of VY-AADC (NBIb-1817) might not be utilized prior to its expiration and could need to be replaced; our reimbursement revenues from Neurocrine related to VY-AADC (NBIb-1817) may decrease or be delayed; and the results from the RESTORE-1 Phase 2 clinical trial may also be delayed, any one of which we expect would have a material adverse impact on our development and regulatory plans and timelines for VY-AADC (NBIb-1817). We and Neurocrine plan to initiate the RESTORE-2 Phase 3 global registrational clinical study of VY-AADC (NBIb-1817) in Parkinson’s disease during the first half of 2021.

The extent to which COVID-19 ultimately impacts our business, financial condition, and results of operations will depend on future developments such as the duration and scope of the pandemic and the response of policymakers, businesses and individuals that are highly uncertain and cannot be accurately predicted. In the future, there may be other material adverse impacts on our business and operations during the pandemic and once it subsides. Employees and other key personnel could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Disruptions in the supply chain for personal protective equipment and other supplies critical for laboratory operations and/or the maintenance of current or future workplace safety measures could limit our ability to maintain business continuity. Regulators could be delayed in inspections, reviews, and approvals of product candidates including INDs and BLAs. Quarantines and travel restrictions could impact the ability of our third-party manufacturers and other suppliers to deliver clinical supplies or raw materials to us in a timely manner. Restrictions imposed on the construction industry could cause delays in completing our current and contemplated construction projects, resulting in program delays, cost increases and disruption to our current laboratory activities and general operations. Prolonged stay-at-home policies and a distributed workforce could inhibit our ability to restore operations to pre-COVID-19 pandemic norms and to attract, retain, and motivate qualified personnel, and consequently, to allow our operations to develop as anticipated and to make our expected organizational growth more difficult. We are dedicating financial resources towards mitigating operational adjustments arising from the COVID-19 pandemic. If we need to access the capital markets to address requirements arising from the impacts of COVID-19 pandemic, there is no assurance that financing will be available on attractive terms, if at all.

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

The use of such data involves risks and uncertainties, and such data is subject to change based on various factors. Our estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting in the United States, the European Union and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or access, all of which would harm our results of operations and our business. Additionally, because some patients with the diseases we are targeting in the United States, the European Union, and elsewhere may have increased susceptibility to COVID-19, the COVID-19 pandemic could limit the number of patients willing to participate in clinical trials related to our products or amenable to treatment with our products, which would harm our results of operations and our business.

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

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism; natural disasters including earthquakes, typhoons, floods and fires; or from social, economic or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

We may not be able to maintain sufficient control over our proprietary know-how or trade secrets when employees, consultants, advisors or persons with access to our proprietary information terminate their relationship with us.

Despite our efforts to protect our proprietary know-how and trade secrets, our competitors may discover this information, or obtain the benefit of this information, through a breach of confidentiality and/or non-competition obligations by persons who were formerly associated with us but who have established relationships as employees, contractors, consultants or advisors with other companies, including our competitors. If discovered in a timely manner, our efforts to enforce rights to protect against these types of breaches may not be possible under law, or may not be successful if commenced.

It is also possible that, as we grow and establish ourselves in multiple geographic areas, alignment and/or compliance with company polices may not be consistently maintained. In any such cases, the risk of loss of control or proper management of our proprietary information could jeopardize our intellectual property.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock as of June 30, 2020. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From April 1, 2020 through June 30, 2020, the sales price of our common stock ranged from a high of $14.62 to a low of $7.81 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

We may take advantage of these exemptions until we are no longer an EGC. As we became a public company in November 2015, we expect to lose our status as an EGC on January 1, 2021. We expect to continue to take advantage of some, but not all, of the available exemptions until such date.

Even after we no longer qualify as an emerging growth company, we might still qualify as a smaller reporting company, or SRC, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. As our revenues exceeded $100 million for the 2019 fiscal year, we expect to lose our status as a smaller reporting company in 2021 and to no longer qualify for the reduced disclosure requirements applicable to smaller reporting companies when our Annual Report on Form 10-K for the twelve months ended December 31, 2020 is issued.

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

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 10, 2020	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)