Form 10-Q
period 2020-09-30
Voyager Therapeutics, Inc.
filed 2020-11-09
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2020 was 37,465,777.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, including our ability to continue to advance VY-AADC (which our partner Neurocrine Biosciences, Inc., or Neurocrine, refers to as NBIb-1817) as a treatment for Parkinson’s disease through the Phase 1b clinical trial, the separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	our ability to resolve the clinical hold placed on our investigational new drug, or IND, application for our planned Phase 1b clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease and the requirements for and timing of any such resolution;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including our ability to file IND applications for our programs including VY-SOD102 for the treatment of a monogenic form of amyotrophic lateral sclerosis, and VY-FXN01 for the treatment of Friedreich’s ataxia;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our strategic collaboration with Neurocrine;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to maintain consistency with results from the Phase 1b clinical trial and the separate Phase 1 clinical trial focused on posterior trajectory in future clinical trials, including the RESTORE-1 Phase 2 clinical trial;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements; and
●	the potential impact of the coronavirus disease 2019, or COVID-19 pandemic on our clinical trials and other business operations.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$147,447	$86,042
Marketable securities, current	52,571	195,491
Related party collaboration receivable	12,689	18,496
Prepaid expenses and other current assets	3,606	4,630
Total current assets	216,313	304,659
Property and equipment, net	23,212	17,986
Deposits and other non-current assets	1,917	1,723
Marketable securities, non-current	2,184	1,920
Operating lease, right-of-use asset	26,131	28,472
Total assets	$269,757	$354,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,386	$4,070
Accrued expenses	21,665	21,516
Other current liabilities	3,539	3,193
Deferred revenue, current	13,462	47,233
Total current liabilities	42,052	76,012
Deferred revenue, non-current	32,209	147,260
Other non-current liabilities	29,260	31,976
Total liabilities	103,521	255,248
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2020 and December 31, 2019; 37,262,703 and 36,865,116 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	37	37
Additional paid-in capital	426,240	412,227
Accumulated other comprehensive loss	(60)	(104)
Accumulated deficit	(259,981)	(312,648)
Total stockholders’ equity	166,236	99,512
Total liabilities and stockholders’ equity	$269,757	$354,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration revenue	$117,843	$20,433	$164,591	$71,717
Operating expenses:
Research and development	25,039	29,777	86,757	83,184
General and administrative	8,277	8,463	26,721	26,444
Total operating expenses	33,316	38,240	113,478	109,628
Operating income (loss)	84,527	(17,807)	51,113	(37,911)
Other income:
Interest income	254	1,823	1,578	5,065
Other income (expense), net	830	978	(24)	1,823
Total other income	1,084	2,801	1,554	6,888
Net income (loss)	$85,611	$(15,006)	$52,667	$(31,023)
Other comprehensive income (loss)
Net unrealized (loss) gain on available-for-sale securities	(205)	(116)	44	118
Total other comprehensive (loss) income	(205)	(116)	44	118
Comprehensive income (loss)	$85,406	$(15,122)	$52,711	$(30,905)

Net income (loss) per share, basic	$2.30	$(0.41)	$1.42	$(0.87)
Net income (loss) per share, diluted	$2.27	$(0.41)	$1.40	$(0.87)

Weighted-average common shares outstanding, basic	37,242,504	36,742,993	37,079,242	35,581,408
Weighted-average common shares outstanding, diluted	37,672,328	36,742,993	37,500,155	35,581,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	31,360	1	283	—	—	284
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Stock-based compensation expense	—	—	3,459	—	—	3,459
Unrealized gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(27,170)	(27,170)
Balance at March 31, 2019	36,575,983	$37	$396,953	$(75)	$(296,221)	$100,694
Exercises of vested stock options	57,461	—	714	—	—	714
Issuance of common stock under ESPP	44,164	—	471	—	—	471
Stock-based compensation expense	—	—	5,196	—	—	5,196
Unrealized gain on available-for-sale securities, net of tax	—	—	—	176	—	176
Net income	—	—	—	—	11,153	11,153
Balance at June 30, 2019	36,677,608	$37	$403,334	$101	$(285,068)	$118,404
Exercises of vested stock options	150,515	—	1,608	—	—	1,608
Stock-based compensation expense	—	—	3,266	—	—	3,266
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	(15,006)	(15,006)
Balance at September 30, 2019	36,828,123	$37	$408,208	$(15)	$(300,074)	$108,156

Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	3,035	—	34	—	—	34
Vesting of restricted stock units	108,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,949	—	—	3,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	525	—	525
Net loss	—	—	—	—	(24,263)	(24,263)
Balance at March 31, 2020	36,976,751	$37	$416,210	$421	$(336,911)	$79,757
Exercises of vested stock options	160,478	—	1,651	—	—	1,651
Vesting of restricted stock units	21,403	—	—	—	—	—
Issuance of common stock under ESPP	44,995	—	638	—	—	638
Stock-based compensation expense	—	—	3,795	—	—	3,795
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(8,681)	(8,681)
Balance at June 30, 2020	37,203,627	$37	$422,294	$145	$(345,592)	$76,884
Exercises of vested stock options	50,774	—	510	—	—	510
Vesting of restricted stock units	8,302	—	—	—	—	—
Stock-based compensation expense	—	—	3,436	—	—	3,436
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(205)	—	(205)
Net income	—	—	—	—	85,611	85,611
Balance at September 30, 2020	37,262,703	$37	$426,240	$(60)	$(259,981)	$166,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities
Net income (loss)	$52,667	$(31,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	11,432	12,120
Depreciation	2,830	2,007
Amortization of premiums and discounts on marketable securities	(57)	(2,927)
In-kind research and development expenses	—	616
Other non-cash items	24	(1,810)
Changes in operating assets and liabilities:
Related party collaboration receivable	5,807	(14,033)
Prepaid expenses and other current assets	1,379	52
Operating lease, right-of-use asset	2,341	2,092
Other non-current assets	207	(413)
Accounts payable	(684)	2,988
Accrued expenses	(3,440)	6,244
Operating lease liabilities	(2,370)	(1,860)
Lease incentive benefit	3,947	—
Deferred revenue	(148,822)	97,973
Net cash (used in) provided by operating activities	(74,739)	72,026
Cash flow from investing activities
Purchases of property and equipment	(8,541)	(4,342)
Proceeds from sale of equipment	31	171
Purchases of marketable securities	(24,979)	(409,068)
Proceeds from maturities of marketable securities	168,000	296,300
Net cash provided by (used in) investing activities	134,511	(116,939)
Cash flow from financing activities
Proceeds from the exercise of stock options	2,195	2,606
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	—	77,617
Proceeds from the purchase of common stock under ESPP	482	471
Net cash provided by financing activities	2,677	80,694
Net increase in cash, cash equivalents, and restricted cash	62,449	35,781
Cash, cash equivalents, and restricted cash beginning of period	86,777	47,594
Cash, cash equivalents, and restricted cash end of period	$149,226	$83,375
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$454	$357

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

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing and is beginning to build its commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration. The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industries, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary information and technology, protection against data breaches and other cybersecurity threats, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses every year prior to 2020. As of September 30, 2020, the Company had an accumulated deficit of $260.0 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”) and its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”)

Through September 30, 2020, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. As of September 30, 2020, the Company had cash, cash equivalents, and marketable debt securities of $200.0 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to its collaboration and license agreement with Neurocrine, or the Neurocrine

Collaboration Agreement, will enable the Company to meet its planned operating expenses and capital expenditure requirements into mid-2022.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2020	(in thousands)
Money market funds included in cash and cash equivalents	$145,390	$145,390	$—	$—
Marketable securities:
U.S. Treasury notes	52,571	52,571	—	—
Equity securities	2,184	2,184	—	—
Total marketable securities	$54,755	$54,755	$—	$—
Warrants to purchase equity securities	266	—	266	—
Total	$200,411	$200,145	$266	$—
December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$78,303	$—	$—
Marketable securities:
U.S. Treasury notes	195,491	195,491	—	—
Equity securities	1,920	1,920	—	—
Total marketable securities	$197,411	$197,411	$—	$—
Warrants to purchase equity securities	554	—	554	—
Total	$276,268	$275,714	$554	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of September 30, 2020 and December 31, 2019 are as follows:

	As of September 30,	As of December 31,
	2020	2019
Risk-free interest rate	0.1%	1.6%
Expected dividend yield	—%	—%
Expected term (in years)	0.9	1.7
Expected volatility	82.5%	71.6%

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

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following September 30, 2020 and December 31, 2019:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of September 30, 2020
Money market funds included in cash and cash equivalents	$145,390	$—	$—	$145,390
Marketable securities:
U.S. Treasury notes	52,503	68	—	52,571
Equity securities	1,220	964	—	2,184
Total marketable securities	$53,723	$1,032	$—	$54,755
Total money market funds and marketable securities	$199,113	$1,032	$—	$200,145
As of December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$—	$—	$78,303
Marketable securities:
U.S. Treasury notes	195,467	52	28	195,491
Equity securities	1,220	700	—	1,920
Total marketable securities	$196,687	$752	$28	$197,411
Total money market funds and marketable securities	$274,990	$752	$28	$275,714

All of the Company’s marketable debt securities as of September 30, 2020, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2020	2019

	(in thousands)
Cash and cash equivalents	$147,447	$86,042
Restricted cash included in deposits and other non-current assets	1,779	735
Total cash, cash equivalents, and restricted cash	$149,226	$86,777

5. Accrued expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 consist of the following:

	As of September 30,	As of December 31,
	2020	2019

	(in thousands)
Research and development costs	$9,353	$13,248
Employee compensation costs	6,649	5,733
Accrued goods and services	4,608	1,386
Professional services	976	897
Other	79	252
Total	$21,665	$21,516

6. Lease obligation

Operating Leases

As of September 30, 2020, the Company has leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease an additional facility at 75 Hayden Avenue in Lexington, Massachusetts through October 29, 2030. The facility includes laboratory and office space. The Company currently expects the facility to be ready for occupancy in late 2020. As of September 30, 2020, the Company did not have control of the space and therefore, did not record a right-of-use asset and corresponding lease liability. The expected contractual obligation under this lease is approximately $25.6 million, to be paid over the ten-year term of the lease. These payments are not included in the detailed table below.

The Company has received leasehold improvement incentives from the landlord totaling $1.3 million and $3.5 million for 75 Sidney Street and 64 Sidney Street, respectively. The Company recorded these incentives as a component of its right-of-use asset and is amortizing these incentives as a reduction of rent expense over the life of the leases. The leasehold improvements have been capitalized as fixed assets. The Company is also entitled to receive approximately $5.6 million of leasehold improvements for the space at 75 Hayden Avenue. Upon gaining control of the space, the Company will record these amounts as a component of the right-of-use asset and will amortize them as a reduction of rent expense over the life of the lease. To date, the Company has received $3.9 million of leasehold improvements for 75 Hayden Avenue. These amounts are included in accrued expenses as of September 30, 2020.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $1.8 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period as of September 30, 2020:

Total Minimum
Lease Payments
(in thousands)
2020 (remainder of year)	1,490
2021	6,139
2022	6,323
2023	6,512
2024	6,708
2025+	14,189
Total future minimum lease payments	$41,360
Less: imputed interest	(9,562)
Total lease liability	$31,798
Reported as:
Other current liabilities	$3,539
Other non-current liabilities	28,259
Total lease liability	$31,798

During the three and nine months ended September 30, 2020, the Company incurred lease expense of $1.6 million and $5.0 million, respectively, for operating leases. During the three and nine months ended September 30, 2019, the Company incurred lease expense of $1.1 million and $4.1 million, respectively, for operating leases. As of September 30, 2020, the weighted average remaining lease term was 6.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.5%.

7. Other liabilities

As of September 30, 2020 and December 31, 2019, other current and non-current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019

	(in thousands)
Other current liabilities
Lease liability	3,539	3,193
Total other current liabilities	$3,539	$3,193

Other non-current liabilities
Lease liability	$28,259	$30,975
Other	1,001	1,001
Total other non-current liabilities	$29,260	$31,976

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

The Company recognized $28.7 million of revenue upon the Termination Date. This amount consists of $48.7 million of deferred revenue related to the original agreement as of the Termination Date, offset by (x) $10.0 million related to the fee paid by the Company to Sanofi Genzyme on the Termination Date, and (y) $10.0 million related to the milestone payment paid to Sanofi Genzyme upon the Company’s filing in September 2020 of an IND application for VY-HTT01 for the treatment of Huntington’s disease. In October 2020, the U.S. Food and Drug Administration (“FDA”) placed a clinical hold on the Company’s IND application for VY-HTT01 pending the resolution of certain chemistry, manufacturing and controls information requests. The Company has subsequently received written feedback from the FDA requesting additional information on specific CMC topics, including drug device compatibility and drug substance and product characterization and plans to work closely with the FDA to resolve them in a timely manner. Subject to its resolution of the clinical hold and the clearance of its IND application, the Company expects to initiate its clinical evaluation of VY-HTT01.

The Company made the milestone payment related to the filing of the IND for VY-HTT01 in September 2020. The Company has recorded the payment as a reversal of deferred revenue The $20.0 million payable by the Company to Sanofi Genzyme in aggregate was treated as consideration payable to a customer and therefore accounted for as a reduction of the transaction price.

During the three and nine months ended September 30, 2019 the Company recognized $0.2 million and $31.8 million of revenue, respectively, associated with its collaboration with Sanofi Genzyme related to research and development services and committee obligations performed during the period. No amounts were recorded as revenue under the Sanofi Genzyme Collaboration Agreement in the three and nine months ended September 30, 2020. As of September 30, 2020, there was no remaining deferred revenue related to the Sanofi Genzyme Collaboration Agreement.

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

Termination

On August 3, 2020 (the “AbbVie Collaboration Termination Date”), the termination of the AbbVie Tau Collaboration Agreement in its entirety became effective, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company was obligated to undertake certain transition activities, including transferring to AbbVie data and reports generated under the collaboration as well as any regulatory filing relating to certain compounds and product candidates investigated in the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein have also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in certain intellectual property rights developed by or on behalf of either party under the collaboration (the “Joint IP”) to exploit antibodies it contributed to the collaboration as well as a royalty-free, non-exclusive license to the Joint IP for any other purpose. Further, AbbVie has granted the Company, effective as of the AbbVie Collaboration Termination Date, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in Joint IP to exploit research compounds or product candidates that were investigated under the collaboration and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates, for all human diagnostic, prophylactic and therapeutic uses. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Tau Collaboration Agreement but is no longer eligible to receive option payments, milestone payments or royalties thereunder.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Tau Collaboration Agreement, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and determined that the AbbVie Tau Collaboration Agreement included the following performance obligations: (i) research services during the Research Period (through the delivery of the final research report) including the identification of the Research Antibodies, conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to three development options to be rendered (collectively, the “Research Services”), and (ii) a material right associated with the Development Option on the first Research Compound and associated Product Candidates (“First Development Option Material Right”). The first Development Option provided AbbVie with (i) additional development services on a selected Research Compound and (ii) the ability to exercise the License Option. The Company concluded the option provided a material right as the consideration paid by AbbVie upon exercise of the first Development Option would have been less than the amount that the Company would otherwise have expected to receive outside the context of the contract.

The Company concluded that the First Development Option Material Right was a separate performance obligation under ASC 606 as AbbVie would have been provided additional services and a License Option for additional consideration that represented a significant discount from amounts that would otherwise be offered outside the context of the contract. The First Development Option Material Right was distinct from the other performance obligations in the arrangement as it was an option in the contract that was not required for AbbVie to obtain the benefit of the other promised goods or services in the arrangement. The First Development Option Material Right did not include the underlying goods or services that were delivered upon exercise of the option, but rather represented the value to the customer of having the right to obtain development services and the right to the License Option at an advantageous price.

The Company received a nonrefundable, upfront payment of $69.0 million as consideration under the AbbVie Tau Collaboration Agreement, which represented the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the Development and License Options by AbbVie or upon reaching certain milestones was excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to the option exercise or were outside of the initial contract term.

The Company allocated the transaction price to the separate performance obligations based on their relative standalone selling price. The Company determined the standalone selling price at contract inception based on each obligation’s estimated standalone selling price (“ESP”). The Company determined the ESP for the research services obligation based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, inclusive of a reasonable profit margin. Significant inputs used to determine the total expense of the research services include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that would be performed to complete the Research Plan. The ESP for the First Development Option Material Right was determined based on the fees AbbVie would pay to exercise the Development and License Options, the estimated costs to perform the development services, inclusive of a reasonable profit margin, the estimated value of the License Option using comparable transactions, and the probability that the Development and License Options would be exercised by AbbVie.

Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Research Services	$34,482
First Development Option Material Right	34,518
Total	$69,000

The Company recognized the amounts associated with Research Services on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate proportion performed and remeasured its progress towards completion at the end of each reporting period. The amount allocated to the First Development Option Material Right was recorded as deferred revenue and was expected to be recognized either over the period in which goods and services underlying the option are transferred or upon expiry of the option.

During the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $4.5 million, respectively, of revenue related to the Research Services associated with the AbbVie Tau Collaboration Agreement performed prior to the AbbVie Collaboration Termination Date. During the three and nine months ended September 30, 2020, the Company recognized additional revenue of $46.3 million, related to the remaining amounts included in deferred revenue at the AbbVie Collaboration Termination Date, given that the Company does not have any performance obligations under the AbbVie Tau Collaboration Agreement subsequent to September 30, 2020. During the three and nine months ended September 30, 2019 the Company recognized $3.2 million and $8.1 million, respectively, of revenue related to Research Services associated with the AbbVie Tau Collaboration Agreement. As of September 30, 2020, there was no remaining deferred revenue related to the AbbVie Tau Collaboration Agreement.

Costs incurred relating to the AbbVie Tau Collaboration Agreement consisted of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2020.

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

During the ASN Research Period, the Company was obligated to conduct research activities directed to constructing one or more virus vectors that encode antibodies designated by AbbVie (the “AbbVie Designated Antibodies”) which initially were to be antibodies provided by AbbVie. The Company was obligated to use diligent efforts to conduct research activities to create research compounds (“ASN Research Compounds”) and to develop product candidates containing or comprised of the ASN Research Compounds (“ASN Product Candidates”). The Company was solely responsible for the costs and expenses during the ASN Research Period. During a specified portion of the ASN Research Period, AbbVie had the right to exercise one or more of its exclusive development options to select up to a total of four ASN Research Compounds and their corresponding ASN Product Candidates to proceed to the ASN Development Period.

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

Termination

On August 3, 2020 (the “AbbVie Collaboration Termination Date”), the termination of the AbbVie Alpha-Synuclein Collaboration Agreement in its entirety became effective, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company was obligated to undertake certain transition activities including transferring to AbbVie data and reports generated under the collaboration as well as any regulatory filings relating to compounds and product candidates investigated in the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting an alpha-synuclein protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies have also terminated. AbbVie retains a royalty-free, exclusive license to the Company’s interest in the Joint IP to exploit antibodies AbbVie contributed to the collaboration. The Company otherwise retains a royalty-free, non-exclusive license to AbbVie’s interest in the Joint IP. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Alpha-Synuclein Collaboration Agreement but is no longer eligible to receive option payments, milestone payments, or royalties thereunder.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Alpha-Synuclein Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Alpha-Synuclein Collaboration Agreement included the following performance obligations: (i) research services during the ASN Research Period (through the delivery of the final research report) including the conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to four ASN Development Options (collectively, the “ASN Research Services”), and (ii) a material right associated with the first ASN Development Option on the first ASN Research Compound and associated ASN Product Candidates (“ASN First Development Option Material Right”). The exercise of the first ASN Development Option provided AbbVie with (i) additional development services on a selected ASN Research Compound and (ii) the ability to exercise the ASN License Option. The Company has concluded the option provided a material right as the consideration paid by AbbVie upon exercise of the first ASN Development Option would have been less than the amount that the Company would otherwise have expected to receive outside the context of the contract.

The Company concluded that the ASN First Development Option Material Right was a separate performance obligation under ASC 606 as AbbVie was provided additional services and an ASN License Option for additional consideration that represented a significant discount from amounts that would otherwise be offered outside the context of the contract. The ASN First Development Option Material Right was distinct from the other performance obligations in the arrangement as it was an option in the contract that was not required for AbbVie to obtain the benefit of the other promised goods or services in the arrangement. The ASN First Development Option Material Right does not include the underlying goods or services that were delivered upon exercise of the option, but rather represented the value to the customer of having the right to obtain development services and the right to the ASN License Option at an advantageous price.

The Company received a nonrefundable, upfront payment of $65.0 million as consideration under the AbbVie Alpha-Synuclein Collaboration Agreement, which represented the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the ASN Development and ASN License Options by AbbVie or upon reaching certain milestones were excluded from the transaction price as they related to option fees and milestones that could only be achieved subsequent to the option exercise or are outside of the initial contract term.

The Company allocated the transaction price to the separate performance obligations based on their relative standalone selling price. The Company determined the standalone selling price at contract inception based on each obligation’s ESP. The Company determined the ESP for the research services obligation based on internal estimates of the costs to perform the services, including expected internal expenses and expenses with third parties for services and supplies, inclusive of a reasonable profit margin. Significant inputs used to determine the total expense of the research services include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that would have been performed to complete the agreed upon ASN research plan. The ESP for the ASN First Development Option Material Right was determined based on the fees AbbVie would pay to exercise the ASN Development and ASN License Options, the estimated costs to perform the development services, inclusive of a reasonable profit margin, the estimated value of the ASN License Option using comparable transactions, and the probability that the ASN Development and License Options would be exercised by AbbVie.

Based on the relative standalone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
ASN Research Services	$23,768
ASN First Development Option Material Right	41,232
Total	$65,000

The Company recognized the amounts associated with the ASN Research Services on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate proportion performed and remeasured its progress towards completion at the end of each reporting period. The amount allocated to the ASN First Development Option Material Right was recorded as deferred revenue and was expected to be recognized either over the period in which goods and services underlying the option are transferred or upon expiry of the option.

During the three and nine months ended September 30, 2020, the Company recognized $0.5 million and $4.8 million, respectively, of revenue related to ASN Research Services associated with the AbbVie Alpha-Synuclein Collaboration Agreement performed prior to the AbbVie Collaboration Termination Date, given that the Company does not have any performance obligations under the AbbVie Tau Collaboration Agreement subsequent to September 30, 2020. During the three and nine months ended September 30, 2020, the Company recognized additional revenue of $58.9 million, related to the remaining amounts included in deferred revenue at the AbbVie Collaboration Termination Date. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.7 million, respectively, of revenue related to ASN Research Services associated with the AbbVie Alpha-Synuclein Collaboration Agreement. As of September 30, 2020, there was no remaining deferred revenue related to the AbbVie Alpha-Synuclein Collaboration Agreement.

Costs incurred relating to the AbbVie Alpha-Synuclein Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, and preclinical research studies. All of these costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2020.

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company has agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the VY-AADC Program, (ii) the FA Program (collectively with the VY-AADC Program, the “Existing Programs”), and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

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

The Company has identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of costs incurred under the agreed upon program plans. The Company has utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company has concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the second quarter of 2020, the Company has further revised the estimate of the expected reimbursement to $340.4 million based on current expectations. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of September 30, 2020:

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

During the three and nine months ended September 30, 2020, the Company recognized $11.2 million and $50.1 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and nine months ended September 30, 2019, the Company recognized $16.8 million and $31.1 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the nine months ended September 30, 2020:

	Balance at				Balance at
	December 31, 2019	Additions		Deductions	September 30, 2020

	(in thousands)
Related party collaboration receivable	$18,496		$29,152	$(34,959)	$12,689

Contract liabilities:
Deferred revenue	$70,040	$		$(24,369)	$45,671

The change in the receivables balance for the nine months ended September 30, 2020 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

As of September 30, 2020, there was $45.7 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of September 30, 2020, there was $12.7 million of related party collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2020.

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

Litigation

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of September 30, 2020 or December 31, 2019.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Research and development	$1,524	$1,304	$4,973	$5,975
General and administrative	2,008	2,045	6,459	6,145
Total stock-based compensation expense	$3,532	$3,349	$11,432	$12,120

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Stock options	$2,696	$3,008	$8,834	$10,312
Restricted stock awards and units	740	259	2,345	1,609
Employee stock purchase plan awards	96	82	252	199
Total stock-based compensation expense	$3,532	$3,349	11,432	12,120

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2020 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2019	455,404	12.16
Granted	455,284	$12.83
Vested	(138,305)	11.77
Forfeited	(128,376)	$11.14
Unvested restricted stock units as of September 30, 2020	644,007	$12.92

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. The weighted average fair value of restricted stock units granted to employees during the three and nine months ended September 30, 2020 was $13.34 and $12.83 per share, respectively. The weighted average fair value of restricted stock units granted to employees during the three and nine months ended September 30, 2019 was $25.40 and $11.65 per share, respectively. The restricted stock units granted in the three and nine months ended September 30, 2020 vest in equal amounts, annually over three years. The expense related to restricted stock units granted to employees was $0.6 million and $2.1 million for the three and nine months ended September 30, 2020, respectively. The expense related to restricted stock units granted to employees was $0.3 million and $1.6 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $6.3 million, which is expected to be recognized over the remaining average vesting period of 2.0 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2020:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2019	5,317,326	$15.98
Granted	1,388,135	$12.07
Exercised	(214,287)	$10.24
Cancelled or forfeited	(837,339)	$16.99
Outstanding at September 30, 2020	5,653,835	$15.09	7.6	$2,078
Exercisable at September 30, 2020	2,997,805	$15.50	6.5	$1,312

As of September 30, 2020, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $23.4 million which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

10. Net income (loss) per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2020	2019
Unvested restricted common stock awards	117,647	235,294
Unvested restricted common stock units	—	421,182
Outstanding stock options	4,013,244	5,235,548
Total	4,130,891	5,892,024

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except share data)
Numerator:
Net income (loss)	$85,611	$(15,006)	$52,667	$(31,023)
Denominator for basic net income (loss) per share:
Weighted average shares outstanding-basic	37,242,504	36,742,993	37,079,242	35,581,408
Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	37,242,504	36,742,993	37,079,242	35,581,408
Common stock options and restricted stock units	429,824	—	420,913	—
Weighted average shares outstanding-diluted	37,672,328	36,742,993	37,500,155	35,581,408

Basic net income (loss) per share for the nine months ended September 30, 2019, is the same as diluted net income (loss) per share as shown on the Company’s condensed consolidated statement of operations.

11. Related-party transactions

During the three and nine months ended September 30, 2020, the Company received board and scientific advisory services from two of its prior executives, Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, and Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Paul for services provided during each of the three and nine months ended September 30, 2020 and 2019 was $50 thousand and $0.2 million, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2020 was $0.2 million and $0.3 million, respectively.

Under the collaboration agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of September 30, 2020, the Company had approximately $12.7 million in related party collaboration receivable associated with Neurocrine.

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock and our strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie Biotechnology Ltd. and AbbVie Ireland Unlimited Company, which we collectively refer to as AbbVie, and our ongoing collaboration with Neurocrine.

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

We are evaluating our most advanced clinical candidate, VY-AADC (which Neurocrine refers to as NBIb-1817), or VY-AADC (NBIb-1817), for the treatment of Parkinson’s disease, through our collaboration with Neurocrine, or the Neurocrine Collaboration, in the RESTORE-1 Phase 2, randomized, double-blind, sham-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of moderate to advanced Parkinson's disease patients with motor fluctuations. In June 2018, the FDA granted RMAT designation for VY-AADC (NBIb-1817), which provides for an enhanced level of interactions between the company sponsor and the FDA throughout the development program. The designation was based on our Phase 1b clinical data for VY-AADC (NBIb-1817). The FDA has also granted fast-track designation for VY-AADC (NBIb-1817).

VY-AADC (NBIb-1817) Phase 1 Clinical Development

We evaluated the delivery of VY-AADC (NBIb-1817) in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, which we refer to as PD-1101, and we are exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory (i.e., back of the head) surgical delivery route in a Phase 1 clinical trial, which we refer to as PD-1102. PD-1101 was an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC (NBIb-1817) to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC (NBIb-1817) in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label Phase 1 clinical trial for VY-AADC (NBIb-1817) that enrolled eight patients with advanced Parkinson’s disease. We have completed enrollment in both PD-1101 and PD-1102, have completed three-year follow-up for PD-1101, and continue to follow patients in PD-1102. Data to date from both trials demonstrate that VY-AADC (NBIb-1817) has been generally well-tolerated and that administration with VY-AADC (NBIb-1817) improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials.

At the Movement Disorder Society (MDS) Virtual Congress 2020 held in September 2020, we and Neurocrine presented the final three-year data on all three cohorts of the PD-1101 Phase 1b clinical trial, as well as two-year data from the PD-1102 Phase 1 clinical trial. The results demonstrated that a one-time treatment with VY-AADC (NBIb-1817), showed sustained improvement in motor function including greater “ON” time without troublesome dyskinesia, improvement in the Unified Parkinson’s Disease Rating Scale, or UPDRS, Part III scores, and reduction in the amount of Parkinson’s disease medications required.

In the three-year data from PD-1101 trial, the one-time treatment with VY-AADC (NBIb-1817) showed sustained reduction in diary “OFF” time by an average of -0.15 to -1.91 hours (from an applicable baseline ranging from 4.28 to 4.93 hours) and improved “ON” time without troublesome dyskinesia by an average of 0.26 to 2.23 hours (from an applicable baseline ranging from 10.32 to 10.46 hours) across the cohorts, in each case, as reported in validated self-reported patient diaries by 15 patients with advanced Parkinson’s disease. VY-AADC (NBIb-1817) also showed sustained improvement in motor function after three years, as measured by UPDRS Part III off medication scores, by -10.2 to -19.0 points (from an applicable baseline ranging from 35.8 to 38.2 points) across the cohorts, per clinician assessment. Requirements for Parkinson’s disease medications were also reduced in cohorts 2 and 3, in levodopa-equivalent daily doses, by an average of 322.0 and 441.2 mg/day, respectively, from applicable baselines of 1507.0 and 1477.0 mg/day.

Two-year data from 7 patients in the PD-1102 trial showed that NBIb-1817 reduced diary-reported “Off” time by an average of 3.2 hours and increased diary-reported good “On” time by 2.1 hours (from applicable baselines of 9.3 hours and 6.6 hours, respectively). In this study, patients treated with NBIb-1817 showed sustained improvement in motor function after two years, with improved UPDRS Part III off medication scores of -12.0 points (from an applicable baseline of 34.4). Requirements for Parkinson’s disease medications were also reduced, in levodopa-equivalent daily doses, by an average of 439.5 mg/day from a baseline 1500.9 mg/day.

Preliminary safety data from both trials suggest that NBIb-1817 was generally well-tolerated, with no study drug-related serious adverse events reported. The most common adverse events reported were headache, hypoesthesia, and musculoskeletal pain for patients enrolled in PD-1101, and upper respiratory tract infection, headache, nausea, and depression for patients enrolled in PD-1102.

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

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 3.6 x 1012 vector genomes, or vg, which is defined as a maximum total bilateral dose. This dose is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from PD-1101 when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months compared to sham surgery. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the Unified Parkinson’s Disease Rating Scales (UPDRS-II and -III scores), assessments from the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety.

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

In November 2020, the sponsor medical monitor and surgical core requested that the Data Safety Monitoring Board, or DSMB, for the RESTORE-1 Phase 2 clinical trial review certain patient imaging data from the ongoing study. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending review by the DSMB of these additional data. The DSMB informed Neurocrine that patient screening could continue for the trial. However, as previously announced, trial sites participating in the RESTORE-1 clinical trial are not currently screening and enrolling patients as a result of the COVID-19 pandemic. In response to the DSMB’s recommendation to pause the dosing of patients, we and Neurocrine have decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until the DSMB is able to complete its evaluation. The DSMB is expected to consider additional patient-level data before year-end. In accordance with FDA safety reporting requirements, Neurocrine is preparing an expedited IND safety report that will be submitted within the 15-day reporting window.

We and Neurocrine currently expect to initiate the RESTORE-2 Phase 3 clinical trial in the first half of 2021, subject to any related delays from re-initiation of patient screening and dosing in the RESTORE-1 Phase 2 clinical trial. We anticipate that, if positive, results from the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial could potentially form the basis for submission of a biologics license application, or BLA, to the FDA for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease.

As part of the investigational new drug, or IND, application for VY-AADC (NBIb-1817), the chemistry, manufacturing, and controls section included data demonstrating comparability between VY-AADC (NBIb-1817) using our baculovirus/Sf9 manufacturing process and VY-AADC (NBIb-1817) produced using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 clinical trials. Both were produced under cGMP. Our baculovirus/Sf9 manufacturing process is designed for production of AAV vectors at clinical and commercial scale, with the potential for increased yields and efficient scalability compared with mammalian-based systems. We have demonstrated that this production platform change resulted in comparable vector quality and activity. We are using VY-AADC (NBIb-1817) manufactured in our baculovirus/Sf9 system in the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial.

Preclinical Pipeline Programs

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Huntington’s disease, ALS, Friedreich’s ataxia, tau-related neurodegenerative diseases, and other severe neurological diseases.

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

Under the Sanofi Genzyme Termination Agreement, we made a $10.0 million upfront payment to Sanofi Genzyme and agreed to pay a $10.0 million milestone payment to Sanofi Genzyme within fifteen days of the filing of an IND application for a product candidate incorporating certain intellectual property rights developed under or substantially related to, the Huntington’s Program, which we refer to as a Post-Termination HD Product. We have agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program, which we refer to as Post-Termination FA Products, that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. We have also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, we had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

VY-HTT01 is our clinical gene therapy candidate for the treatment of Huntington’s disease. VY-HTT01 is composed of an AAV capsid (AAV1) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA.

In non-human primate studies, one-time administration of VY-HTT01 resulted in robust and durable reduction of HTT mRNA and protein with knock-down stabilization between 6- and 12-months, and widespread distribution of VY-HTT01 vector genome across the striatum and cortex. VY-HTT01 treatment demonstrated robust reduction of HTT mRNA and protein in the YAC128 and BACHD transgenic mouse models of Huntington’s disease, with significant improvements in motor function. We plan to present preclinical data from the IND-enabling studies in the first half of 2021.

In September 2020, we submitted an IND application to evaluate VY-HTT01 in a Phase 1b clinical trial in patients with Huntington’s disease. In October 2020, the FDA placed a clinical hold on our IND application pending the resolution of certain chemistry, manufacturing and controls, or CMC, information requests. We have subsequently received written feedback from the FDA requesting additional information on specific CMC topics, including drug device compatibility and drug substance and product characterization, and plan to work closely with the FDA to resolve them in a timely manner. Subject to our resolution of the clinical hold and the clearance of our IND application, we expect to initiate our clinical evaluation of VY-HTT01.

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

In 2018, we began collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein, which we refer to as the AbbVie Tau Collaboration. In early 2019, we presented on the use of therapeutic antibodies targeting various forms of tau to prevent, reduce, or slow the development of tau pathology as an important potential therapeutic strategy for Alzheimer’s disease and other tauopathies. Because of the blood-brain barrier, or BBB, only very low levels of antibody distribute to the brain from the systemic circulation after passive immunization, resulting in modestly reduced tau pathology in animal models. Separately, in 2019, we began collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies and development against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies which we refer to as the AbbVie Alpha-Synuclein Collaboration. Our vectorized antibody approach aims to circumvent this limitation by delivering, with a potential one-time intravenous, or IV, administration, the genes that encode for the production of therapeutic antibodies utilizing our novel BBB-penetrant AAV capsids. This approach could potentially result in higher levels of therapeutic antibodies in the brain compared with current systemic administration of antibodies.

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

In addition to the programs described above, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. In early 2019, we presented on our discovery and development of novel AAV capsids that cross the BBB after IV administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest. As part of that effort, our scientists have developed a proprietary system called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. Multiple capsid variants have been identified with significant improvement of central nervous system transduction in mouse models over AAV9 following IV administration after three rounds of selection. We are applying the TRACER system towards selecting AAV capsids with improved BBB-penetrant properties in the non-human primate.

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

We have incurred significant operating losses since our inception. Although we reported a net income of $52.7 million for the nine months ended September 30, 2020 primarily due to revenue recognition in connection with the terminations of our prior collaborations with AbbVie, as of September 30, 2020, we had an accumulated deficit of

$260.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 clinical development and, subject to re-initiation of screening and dosing of patients, the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 clinical trial;
●	seek to resolve the clinical hold placed on our IND application for our planned Phase 1b clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease and, if and when possible, resume our advancement of VY-HTT01 into a first-in-human clinical trial and a separate longitudinal observational study;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2020, we recognized $50.8 million of collaboration revenue from the AbbVie Tau Collaboration, inclusive of the recognition of $46.3 million related to the termination of the AbbVie Tau Collaboration, $63.7 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, inclusive of the recognition of $58.9 million related to the termination of the AbbVie Alpha-Synuclein Collaboration, and $50.1 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of our collaboration arrangement with Neurocrine, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, including as we continue to monitor the PD-1102 Phase 1 clinical trial and, subject to a successful evaluation by the DSMB, continue to enroll the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease, and move our other product candidates into clinical trials. Additionally, we expect research and development costs associated with activities under our strategic collaboration with Neurocrine to increase. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Other Income (Expense), net

Interest and other income (expense) consists primarily of interest income on our marketable debt securities and the gain or loss on the equity securities investment in CLPT.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the nine months ended September 30, 2020 as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 3, 2020.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Collaboration revenue	$117,843	$20,433	$97,410
Operating expenses:
Research and development	25,039	29,777	(4,738)
General and administrative	8,277	8,463	(186)
Total operating expenses	33,316	38,240	(4,924)
Other income, net:
Interest income	254	1,823	(1,569)
Other income (expense)	830	978	(148)
Total other income, net	1,084	2,801	(1,717)
Net loss	$85,611	$(15,006)	$100,617

Collaboration Revenue

Collaboration revenue was $117.8 million and $20.4 million for the three months ended September 30, 2020 and 2019, respectively. The increase in collaboration revenue in the three months ended September 30, 2020 was primarily a result of the termination of the AbbVie Collaborations in August 2020. We recognized $47.2 million related to research services from the AbbVie Tau Collaboration. This amount includes $0.9 million related to research services provided prior to the termination date and $46.3 million of deferred revenue remaining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020. We also recognized $59.4 million related to research services from the AbbVie Alpha-Synuclein Collaboration. This amount includes $0.5 million related to research services provided prior to the termination date and $58.9 million of deferred revenue remaining under the agreement at the termination date, for which all of our obligations were complete as of September 30, 2020. During the three months ended September 30, 2020, collaboration revenue also included $11.2 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended September 30, 2019, collaboration revenue included $0.2 million related to the Sanofi Genzyme Collaboration Agreement, $3.2 million related to research services from the AbbVie Tau Collaboration, $0.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $16.8 million related to research services and cost reimbursement from the Neurocrine Collaboration.

Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended September 30, 2020. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

We expect the termination of the collaboration and option agreements with AbbVie in August 2020 to result in a reduction of revenue for the remainder of 2020.

Research and Development Expense

Research and development expense decreased by $4.7 million from $29.8 million for the three months ended September 30, 2019, to $25.0 million for the three months ended September 30, 2020. The following table summarizes our research and development expense for the three months ended September 30, 2020 and 2019, together with the change in those items in dollars:

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Employee and consultant related expenses	$11,309	$9,563	$1,746
External research and development expenses	9,084	15,835	(6,751)
Facility and other expenses	4,538	4,213	325
License fees	108	166	(58)
Total research and development expenses	$25,039	$29,777	$(4,738)

The decrease in research and development expense for the three months ended September 30, 2020 was primarily attributable to the following:

●	approximately $6.8 million for decreased external research and development costs primarily related to clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease, and preclinical and manufacturing activities for our VY-HTT01 Program for Huntington’s disease;
●	offset by $1.7 million for increased research and development employee-related and consultant compensation costs as we continue to increase research and development headcount to support our program pipeline; and
●	approximately $0.3 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the space leased at 64 Sidney Street and 75 Sidney Street.

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

We have experienced, and expect to continue to experience, a slower pace of enrollment in the RESTORE-1 Phase 2 clinical trial, and we and our collaboration partner Neurocrine temporarily paused screening in April 2020 to allow participating clinical trial sites to evaluate the impact of the pandemic on the clinical trial including the implementation of recent protocol amendments and the safety of trial participants.

We will continue to monitor the issues raised by the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for, or that we believe to be in the best interest of, our business, employees, collaborators, stockholders, and the community.

General and Administrative Expense

General and administrative expense decreased by $0.2 million from $8.5 million for the three months ended September 30, 2019 to $8.3 million for the three months ended September 30, 2020. The decrease in general and administrative expense was primarily attributable to a decrease of professional fees to support the advancement of Voyager’s pipeline programs.

Other Income, net

Interest and other income of approximately $1.1 million and $2.8 million was recognized during the three months ended September 30, 2020 and 2019, respectively, related to interest income on marketable securities balances, in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Collaboration revenue	$164,591	$71,717	$92,874
Operating expenses:
Research and development	86,757	83,184	3,573
General and administrative	26,721	26,444	277
Total operating expenses	113,478	109,628	3,850
Other income, net:
Interest income	1,578	5,065	(3,487)
Other (expense) income	(24)	1,823	(1,847)
Total other income, net	1,554	6,888	(5,334)
Net income (loss)	$52,667	$(31,023)	$83,690

Collaboration Revenue

Collaboration revenue was $164.6 million and $71.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in collaboration revenue in the nine months ended September 30, 2020 was primarily a result of the termination of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration in August 2020. We recognized $4.5 million related to research services provided under the AbbVie Tau Collaboration prior to the termination date and $46.3 million of deferred revenue remaining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020. We also recognized $63.7 million related to the AbbVie Alpha-Synuclein Collaboration. This amount includes $4.8 million related to research services provided prior to the termination date and $58.9 million of deferred revenue remining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020. During the nine months ended September 30, 2020, collaboration revenue also included $50.1 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the nine months ended September 30, 2019, collaboration revenue included $31.8 million related to the Sanofi Genzyme Collaboration which includes $28.7 million of deferred revenue taken as a result of termination of the agreement, $8.1 million related to research services from the AbbVie Tau Collaboration, $0.7 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $31.1 million related to research services and cost reimbursement from the Neurocrine Collaboration.

Our collaboration revenues were not materially impacted by the COVID-19 pandemic during the nine months ended September 30, 2020. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense increased by $3.6 million from $83.2 million for the nine months ended September 30, 2019, to $86.8 million for the nine months ended September 30, 2020. The following table summarizes our research and development expense, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
External research and development expenses	$37,165	$43,376	$(6,211)
Employee and consultant related expenses	35,200	27,411	7,789
Facility and other expenses	13,992	11,913	2,079
License fees	400	484	(84)
Total research and development expenses	$86,757	$83,184	$3,573

The increase in research and development expense for the nine months ended September 30, 2020 was primarily attributable to the following:

●	approximately $7.8 million related to research and development employee and consultant compensation costs as we continue to increase research and development headcount to support our program activities; and
●	approximately $2.1 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the space leased at 64 Sidney Street and 75 Sidney Street;
●	offset by approximately $6.2 million for decreased external research and development costs primarily related to clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease, and preclinical and manufacturing activities for our VY-HTT01 Program for Huntington’s disease.

General and Administrative Expense

General and administrative expense increased by $0.3 million from $26.4 million for the nine months ended September 30, 2019 to $26.7 million for the nine months ended September 30, 2020. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.4 million for increased compensation costs associated with the increase in administrative function headcount;
●	offset by approximately $1.0 million for decreased intellectual property and legal costs resulting from the completion of our strategic collaborations from the prior year.

Other Income, net

Interest and other income of approximately $1.6 million and $6.9 million were recognized during the nine months ended September 30, 2020 and 2019, respectively, related to interest income on marketable securities balances in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior Sanofi Genzyme Collaboration, AbbVie Tau Collaboration, and AbbVie Alpha-Synuclein Collaboration and our ongoing Neurocrine Collaboration, which commenced in March 2019.

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

As of September 30, 2020, we had cash, cash equivalents, and marketable debt securities of $200.0 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(74,739)	$72,026
Investing activities	134,511	(116,939)
Financing activities	2,677	80,694
Net increase in cash, cash equivalents, and restricted cash	$62,449	$35,781

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $74.7 million during the nine months ended September 30, 2020 compared to $72.0 million of cash provided by operating activities during the nine months ended September 30, 2019. The cash used in operating activities for the nine months ended September 30, 2020 was primarily driven by the decrease in deferred revenue related to the termination of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration. Cash provided by operating activities during the nine months ended September 30, 2019 was primarily due to an increase in deferred revenue of $98.6 million driven by the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, partially offset by $31.0 million of net loss adjusted for non-cash items.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $134.5 million during the nine months ended September 30, 2020 compared to $116.9 million of cash used in investing activities during the nine months ended September 30, 2019. The net cash provided by investing activities for the nine months ended September 30, 2020 was primarily due to $168 million from maturities of marketable securities partially offset by $25.0 million for purchases of marketable securities and $8.5 million for purchases of property and equipment. Cash used in investing activities for the nine months ended

September 30, 2019 was primarily due to purchases of $409.1 million of marketable securities and $4.3 million for purchases of property and equipment, offset by $296.3 million of proceeds from maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million during the nine months ended September 30, 2020, due to the proceeds from the exercise of stock options. Net cash provided by financing activities was $80.7 million during the nine months ended September 30, 2019, primarily from the issuance of 4,179,728 shares to Neurocrine pursuant to a stock purchase agreement in connection with the Neurocrine Collaboration as well as proceeds from exercises of stock options.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period as of September 30, 2020:

		Remaining			More than
	Total	2020	1 to 3 Years	3 to 5 Years	5 Years

	(in thousands)
Operating lease commitments(1)	$41,360	$1,490	$12,461	$13,220	$14,189
(1)	We lease office space at 75 Sidney Street and 64 Sidney Street in Cambridge, Massachusetts under non-cancelable operating leases that expire in November 2026.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if we have a non-affiliate public float in excess of $250 million and annual revenues of at least $100 million, or annual revenues less than $100 million and a non-affiliate public float in excess of $700 million, determined on an annual basis. Even after we no longer qualify as an EGC, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements. In addition to the above reduced disclosure requirements applicable to EGCs, as a smaller reporting company, we are permitted and intend to rely on certain exemptions from disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These permitted exemptions include (i) being permitted to provide only two years of audited consolidated financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) not being required to furnish a contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and (iii) not being required to furnish a stock performance graph in our annual report to stockholders. As our revenues exceeded $100 million for the 2019 fiscal year, we expect to lose our status as a smaller reporting company in 2021 and to no longer qualify for the reduced disclosure requirements applicable to smaller reporting companies after our Annual Report on Form 10-K for the twelve months ended December 31, 2020 is issued.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We reported a net income of $52.7 million for the nine months ended September 30, 2020 and a net loss of $31.0 million for the nine months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of $260.0 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively, AbbVie, and our ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine. On November 16, 2015 we closed our initial public offering whereby we sold 5,750,000 shares of common stock at a public offering price of $14.00 per share, including 750,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $72.9 million after deducting underwriting discounts, commissions and offering expenses payable by us. On November 7, 2017, we sold 5,175,000 shares of common stock to the public at an offering price of $12.00 per share, including 675,000 shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, resulting in net proceeds to us of $58.0 million after deducting underwriting discounts, commissions, and offering expenses payable by us. On March 11, 2019, in connection with our collaboration with Neurocrine, we sold 4,179,728 shares of common stock to Neurocrine at a price of $11.9625 per share, resulting in net proceeds to us of $50.0 million.

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with our collaboration partner Neurocrine to advance VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease through Phase 1 clinical development and, subject to re-initiation of screening and dosing of patients, the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 clinical trial;
●	seek to resolve the clinical hold placed on our investigational new drug, or IND, application for our planned Phase 1b clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease and, if and when possible, resume our advancement of VY-HTT01 into a first-in-human clinical trial and a separate longitudinal observational study;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our adeno-associated virus, or AAV, gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for VY-AADC (NBIb-1817) or other product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;

●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. Our lead product candidate VY-AADC (NBIb-1817), which we have the option to co-commercialize with Neurocrine in the United States, is being evaluated in the PD-1101 Phase 1b clinical trial, the PD-1102 separate Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2020, our cash, cash equivalents, and marketable debt securities were $200.0 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners for the achievement of specified regulatory and commercial milestones and royalty payments under our collaboration agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. The FDA has also approved three non-AAV gene therapy products, Kymriah by Novartis International AG, for pediatric and young adult patients with a form of acute lymphoblastic leukemia; Yescarta by Kite Pharma, Inc., or Kite Pharma, for adult patients with certain forms of non-Hodgkin lymphoma; and Tecartus by Kite Pharma for adult patients with relapsed/refractory mantle cell lymphoma. In Europe, two AAV gene therapy products, Glybera by uniQure N.V., or uniQure, and Luxturna by Spark, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market. The European Commission also has approved four non-AAV gene therapy products, Strimvelis by Orchard Therapeutics (Netherlands) BV, Kymriah, Yescarta, and ZYNTEGLO by bluebird bio for a form of transfusion-dependent β-thalassemia.

For example, in October 2020, the FDA notified us that the IND application for our planned Phase 1b clinical trial to evaluate for VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain chemistry, manufacturing and controls, or CMC, matters. In addition, in November 2020, the sponsor medical monitor and surgical core requested that the Data Safety Monitoring Board, or DSMB, for the RESTORE-1 Phase 2

clinical trial review certain patient imaging data from the ongoing study. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending review by the DSMB of these additional data. In response to the DSMB’s recommendation to pause the dosing of patients, we and Neurocrine also decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine has submitted the required expedited IND safety report related to these matters and the DSMB is able to complete its evaluation. Any delay in our ability, or our inability, to resolve the clinical hold and initiate our clinical trial of VY-HTT01, resume clinical activities for the RESTORE-1 Phase 2 clinical trial or initiate clinical activities for the RESTORE-2 Phase 3 clinical trial may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from the applicable programs.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817), the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory, and the RESTORE-1 Phase 2 clinical trial are being conducted at multiple sites, and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocols for the trials are amended, and any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites. For example, we and our collaboration partner Neurocrine paused screening of new patients for enrollment in the RESTORE-1 Phase 2 clinical trial in April 2020, in part to facilitate IRB reviews of certain amendments made to the RESTORE-1 clinical trial protocol. Because the DSMB for the RESTORE-1 Phase 2 clinical trial has recently recommended a pause in the dosing of patients in the trial pending its review of certain patient-level data, we and Neurocrine have decided to delay the planned resumption of patient screening in the trial until Neurocrine has submitted any required expedited IND safety report related to these matters and the DSMB is able to complete its evaluation.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC (NBIb-1817) and the design of our proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC (NBIb-1817). In connection with our Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the clinical research program for VY-AADC (NBIb-1817) in Parkinson’s disease, or the VY-AADC Program to Neurocrine, which required the related IND application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested. Based upon feedback received from the FDA, we and Neurocrine have amended the RESTORE-1 clinical trial protocol to support a future registration filing for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments include increasing the planned enrollment to approximately 85 patients, from the previously planned 42 patients, and future enrollment in the trial will be randomized 2:1 to VY-AADC (NBIb-1817) or sham surgery, respectively, compared to the previous 1:1 randomization. Any further guidance that we may receive from the FDA could lead to further modification of the clinical VY-AADC (NBIb-1817) protocol and to additional costs or delays in the VY-AADC Program.

As previously discussed, in October 2020, the FDA notified us that the IND application for our planned Phase 1b clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain CMC information requests. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Now that we have received specific written feedback from the FDA regarding the cause of the clinical hold, we may schedule a Type A meeting with the FDA to discuss steps to resolve the underlying CMC information requests and, if possible, advance our clinical development of VY-HTT01. Any delay in our ability, or our inability, to resolve the clinical hold and initiate our clinical trial of VY-HTT01 may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our Huntington’s program.

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

All of our product candidates are in early stages of development. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. For example, data from the PD-1101 Phase 1b clinical trial and from the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory suggest that one-time treatment with VY-AADC (NBIb-1817) could result in sustained improvement in motor function in patients with Parkinson’s disease. These results, however, may not be predictive of the results of the RESTORE-1 Phase 2 clinical trial or any future clinical trials. Some of our clinical trials, including the PD-1101 and PD-1102 clinical trials, were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials such as, for Parkinson’s disease, the RESTORE-1 Phase 2 clinical trial or the RESTORE-2 Phase 3 clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

The dosing and coverage of the putamen in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial are different than the dosing and coverage of the putamen in prior clinical trials conducted by other parties. The maximum total vector genome dose chosen in the RESTORE-1 Phase 2 clinical trial may not demonstrate the safety and effectiveness of VY-AADC (NBIb-1817) in the RESTORE-1 Phase 2 clinical trial, or in the planned RESTORE-2 Phase 3 clinical trial. Any failure to demonstrate safety or effectiveness could result in a decision to modify dosing and/or coverage of the putamen in any subsequent clinical trials, and such decisions could cause a delay in achieving marketing authorization, or may result in limiting or terminating the program entirely.

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

For the RESTORE-1 Phase 2 clinical trial, we have selected a dose of up to 3.6 x 1012 vector genomes as a maximum total bilateral dose. This dosing level is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the PD-1101 Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. We have not previously evaluated this dosing level in a clinical trial. To achieve safety, primary and secondary efficacy endpoints, the dose concentration and volume selected for the RESTORE-1 Phase 2 clinical trial may be modified, and regardless of the dose concentration and volume selected, we may never achieve desired safety and efficacy outcomes.

The RESTORE-1 Phase 2 clinical trial is a randomized, double-blind, placebo-surgery controlled trial with a planned enrollment of approximately 85 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three hours of OFF time during the day as measured by a validated self-reported patient diary. Patients will be randomized 2:1 to VY-AADC (NBIb-1817) or sham surgery, respectively. Patient eligibility criteria and the protocol design, including the total number of patients in the trial and the number of patients who receive VY-AADC (NBIb-1817) or placebo, may change during the course of the trial in response to recruiting challenges, clinical patient assessments, data collection, statistical analysis modifications, and other factors, such as modifications to the clinical trial protocol made to date.

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

Additionally, we are using a different manufacturing process for our AAV gene therapy vector in the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial. We have begun to manufacture VY-AADC (NBIb-1817) using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in the Phase 1 clinical trials. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial in Parkinson’s disease may differ from the results of the PD-1101 Phase 1b or the separate PD-1102 Phase 1 clinical trial based on the use of VY-AADC (NBIb-1817) manufactured using our baculovirus/Sf9 system as opposed to using HEK 293 cells.

We may in the future conduct, and intend to conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct, one or more of our clinical trials or include sites in current or future clinical trials outside the United States. We may include international sites in the RESTORE-1 Phase 2 clinical trial. The transfer of sponsorship of the VY-AADC

Program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any international sites. The sponsorship transition required additional regulatory filings with and review by regulatory officials, and has led to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial.

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

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a Phase 1b clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. While we have received written feedback from the FDA on these requests and plan to work closely with the agency to resolve them promptly, we cannot be certain that these requests will be resolved promptly or at all and when, or if, we will be permitted to initiate our Phase 1b clinical trial for VY-HTT01.

We also have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC Program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any sites. The sponsorship transition required additional regulatory filings with and review by regulatory officials, and has led to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial.

The RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) is being conducted at several locations. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA filing or approval. As previously discussed, in November 2020, the sponsor medical monitor and surgical core requested that the DSMB for the RESTORE-1 Phase 2 clinical trial review certain patient imaging data from the ongoing study. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending its review of these additional data. In response to the DSMB’s recommendation, we and Neurocrine also decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine has submitted the required expedited IND safety reports related to these matters and the DSMB is able to complete its evaluation.

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

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities or collaborators on trial design, implementation, management, or other aspects of the clinical trial;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	imposition of a clinical hold by regulatory authorities, such as the clinical hold that the FDA placed on the IND application for our planned Phase 1b clinical trial of VY-HTT01 in October 2020, or as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites or our decision, such as the pause in screening and enrollment of patients in the RESTORE-1 Phase 2 clinical trial in Parkinson’s disease, or the requirement of regulators or IRBs to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates, including potential delays in the RESTORE-1 Phase 2 clinical trial associated with the commercial availability of V-TAG;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial at a rate higher than we anticipate;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	receipt of negative or inconclusive clinical trial results;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	the cost of clinical trials of our product candidates may be greater than we anticipate.

Any inability to successfully initiate or complete preclinical studies and clinical trials could result in additional costs and potential delays to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. In addition, if we make manufacturing or formulation changes to our product candidates, such as our previous transition from an HEK 293-based production system to a baculovirus/Sf9 AAV production system or as a result of unanticipated clinical trial results, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 are designed to be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). In the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), we are using the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b clinical trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). In the RESTORE-1 Phase 2 clinical trial, Neurocrine is preparing the expedited IND safety report relating to the patient imaging data reviewed by the DSMB. In the RESTORE-1 Phase 2 and future trials, we may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with CLPT. For VY-SOD102 in the treatment for amyotrophic lateral sclerosis, or ALS, the product candidate is planned to be injected directly into the spinal cord. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

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

In June 2018, the FDA granted RMAT designation for the VY-AADC (NBIb-1817) gene therapy treatment for advanced Parkinson’s disease with motor fluctuations that are refractory to medical management. The designation was based on data from the PD-1101 Phase 1b clinical trial.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc. (acquired by Astellas), Axovant Sciences Ltd., or Axovant, Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc., Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc., PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Spark, StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC (NBIb-1817) will compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie, as well as other novel, non-oral forms of levodopa, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA, and Sunovion Pharmaceuticals’, or Sunovion’s, sublingual apomorphine, KYNMOBI. Gene therapy competition for Parkinson’s disease includes AAV2-GDNF being developed by Brain Neurotherapy Bio, Inc. and AAV-GAD being developed by MeiraGTx Axovant is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018).

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

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the PD-1101 Phase 1b, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) have used and are using the ClearPoint System from CLPT.

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

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the VY-AADC Program, Friedreich’s ataxia program, or FA Program, and Huntington’s disease program, or Huntington’s Program, and a future program, collectively, the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s Program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for the VY-AADC Program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option.

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

Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and are using the real-time, intra-operative, MRI imaging system known as the ClearPoint System. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. We and Neurocrine intend to use the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may choose to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817), as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

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

As of June 30, 2020, CLPT reported cash and cash equivalents of $16.0 million and senior secured debt totaling approximately $16.8 million, and also reported a net loss of $1.7 million for the three months ended June 30, 2020. Management of CLPT historically expressed concerns about its ability to continue as a going concern. In August 2020, CLPT’s management advised that it expected CLPT’s cash and cash equivalents balance as of June 30, 2020 to support CLPT’s operations for at least the next twelve months. However, there is risk that CLPT may fail to maintain sufficient funding to continue its operations and meet its obligations under our agreement with CLPT on a long-term basis. If CLPT, or any potential successor to CLPT, is not able to meet its obligations under our agreement with CLPT, and if we are not able to make suitable alternative arrangements for the supply of the ClearPoint System or V-TAG, the use of the ClearPoint System and V-TAG in our clinical trials could be adversely affected, and our clinical trials, including the RESTORE-1 Phase 2 clinical trial, could be delayed. In such circumstance, our business, financial condition, results of operations and prospects could be materially harmed.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. We expect to conduct the RESTORE-1 Phase 2 clinical trial at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. he U.S. Supreme Court has scheduled oral arguments for the case on November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In December 2019, a novel strain of coronavirus called severe acute respiratory syndrome coronavirus 2, also referred to as SARS-CoV-2, which causes the coronavirus disease 2019, also referred to as COVID-19, began to be reported in China and other countries. As of October 2020, that outbreak has led to more than 40 million confirmed cases worldwide, with many countries throughout the world confirming cases. The World Health Organization has declared the outbreak a pandemic and a global public health emergency. In addition to those who have been directly affected, millions more have been affected by local and national government efforts in the United States, the European Union and around the world to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures.

The COVID-19 pandemic continues to evolve rapidly. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the initial wave of the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Certain of our clinical trial sites and collaboration partners have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19.

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

We have experienced, and expect to continue to experience, a slower pace of enrollment in the RESTORE-1 Phase 2 clinical trial due to the COVID-19 pandemic, and we and our collaboration partner Neurocrine paused screening in April 2020 to evaluate, among other things, the safety of trial participants. It is possible that the institutional IRBs at one or more participating clinical trial sites will prioritize the review of research proposals related to COVID-19, which could delay or limit our ability to implement the recent protocol amendments at one or more sites. If such delays continue, our clinical supply of VY-AADC (NBIb-1817) might not be utilized prior to its expiration and could need to be replaced; our reimbursement revenues from Neurocrine related to VY-AADC (NBIb-1817) may decrease or be delayed; and the results from the RESTORE-1 Phase 2 clinical trial may also be delayed, any one of which we expect would have a material adverse impact on our development and regulatory plans and timelines for VY-AADC (NBIb-1817). We and Neurocrine currently plan to initiate the RESTORE-2 Phase 3 global registrational clinical study of VY-AADC (NBIb-1817) in Parkinson’s disease during the first half of 2021, subject to any related delays from re-initiation of patient screening and dosing in the RESTORE-1 Phase 2 clinical trial.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2019, we had both federal and state NOL carryforwards of $175.2 million and $179.2 million, respectively, which expire beginning in 2033. These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the FFCR Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Under the Neurocrine Collaboration Agreement, Neurocrine has agreed to fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). After the data readout of the RESTORE-1 Phase 2 clinical trial, we have the option to either: (1) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the Neurocrine Collaboration Agreement for the FA Program, Neurocrine has agreed to fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 clinical trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

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

We currently co-own certain intellectual property rights with one or more third parties. We may not be able to obtain a license to the third parties’ interest such that we have exclusive access and control of such co-owned assets. In this case, and depending on the jurisdiction of the patent filing, we may not be able to license, enforce, or exploit the co-owned rights without the consent from, or an accounting to, the other co-owners.

We sometimes collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to develop our program. We may also decide not to exercise an option to such institutional rights.

If we are unable to, or decide not to, successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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

Moreover, although the U.S. Supreme Court has held that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock as of September 30, 2020. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From July 1, 2020 through September 30, 2020, the sales price of our common stock ranged from a high of $13.99 to a low of $9.76 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

Even after we no longer qualify as an emerging growth company, we might still qualify as a smaller reporting company, or SRC, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation. As our revenues exceeded $100 million for the 2019 fiscal year, we expect to lose our status as a smaller reporting company in 2021 and to no longer qualify for the reduced disclosure requirements applicable to smaller reporting companies after our Annual Report on Form 10-K for the twelve months ended December 31, 2020 is issued.

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

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	First Amendment to Amended and Restated Option and License Agreement with Genzyme Corporation, dated September 20, 2020					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Date: November 9, 2020	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)