Form 10-K
period 2020-12-31
Voyager Therapeutics, Inc.
filed 2021-02-25
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $291.7 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 19, 2021, there were 37,653,805 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine;
●	our ongoing and planned clinical trials and related timelines, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	our ability to resolve the clinical hold placed on our investigational new drug, or IND, application for our planned Phase 1b clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease and the clinical hold placed on the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as treatment for Parkinson’s disease and the requirements for and timing of any such resolution of the clinical holds;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates, including the ability to file IND applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements; and
●	the potential impact of the coronavirus disease, or COVID-19, pandemic on our clinical trials and other business operations.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk and uncertainties that you should be aware of when evaluating our business. The following is a summary of what we believe to be the principal risks facing our business, as more fully described under “ Part I, Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

●	We have incurred significant losses in every year prior to 2020 and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd., AbbVie Ireland Unlimited Company and Neurocrine Biosciences, Inc. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy product candidates are based on a novel technology, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and of subsequently obtaining regulatory approval for, our product candidates.

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Gene therapies and their companion diagnostics are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

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

Our pipeline of gene therapy programs is summarized in the table below:

Rich Pipeline Spanning Rare to Common Neurological Diseases

Program		Discovery	Preclinical	Phase 1/1b	Phase 2/3	Rights
Voyager Wholly Owned Programs						
VY-HTT01	Huntington's Disease					VYGR
VY-SOD102	Monogenic ALS (SOD1)					VYGR
Vectorized Tau	Tauopathies (FTD, PSP, AD)[1]					VYGR
Undisclosed	Multiple Wholly Owned Programs					VYGR
Partnered Programs (with Neurocrine)						
VY-AADC[2]	Advanced Parkinson's Disease					VYGR
VY-FXN01	Friedreich's Ataxia					Co-Co[3]
Undisclosed	2 Partnered Programs					NBIX

1. Frontotemporal dementia (FTD), progressive supranuclear palsy (PSP), Alzheimer's disease (AD)
2. The RESTORE-1 Phase 2 clinical trial is currently on clinical hold, and Neurocrine has terminated the collaboration solely related to the VY-AADC Program effective August 2, 2021
3. Voyager has option to co-develop/co-commercialize U.S. or grant Neurocrine global commercial rights

Our pipeline consists of wholly-owned programs for severe neurological indications, including Huntington’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; and tau-related diseases including Alzheimer’s disease, frontotemporal dementia, or FTD, and progressive supranuclear palsy, or PSP. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for certain of our product candidates in the United States, Europe, and Japan. Additionally, we have partnered with Neurocrine on programs for severe neurological diseases including Parkinson’s disease and Friedreich’s ataxia. We refer to our collaboration with Neurocrine as the Neurocrine Collaboration.

As part of the Neurocrine Collaboration, we and Neurocrine have been developing VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease, or the VY-AADC Program. VY-AADC (NBIb-1817) is currently being evaluated in the RESTORE-1 Phase 2 clinical trial. In December 2020, the FDA notified Neurocrine that the FDA had placed a clinical hold on the RESTORE-1 Phase 2 trial, and has subsequently informed Neurocrine of the information required to provide a complete response to the FDA. In February 2021, Neurocrine notified us of its termination of the Neurocrine Collaboration with regards to the VY-AADC Program, effective August 2, 2021, or the Neurocrine VY-AADC Program Termination Effective Date. Upon the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine will expire and we will regain worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the Data Safety and Monitoring Board, or DSMB, and the provision of other information requested by the U.S. Food and Drug Administration, or FDA, for the RESTORE-1 Phase 2 clinical trial. The imaging requests include additional magnetic resonance imaging, or MRI, scans from the participants in the Phase 1b trials and positron emission tomography, or PET, scans from the RESTORE-1 Phase 2 clinical trial participants. We plan to determine the potential path forward for the VY-AADC Program based on, among other things, the additional information being collected by Neurocrine in response to the DSMB requests.

VY-HTT01 is our clinical gene therapy candidate for the treatment of Huntington’s disease. VY-HTT01 is composed of an AAV capsid (AAV1) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT mRNA.

In non-human primate studies, one-time administration of VY-HTT01 resulted in robust and durable reduction of HTT mRNA and protein with knock-down stabilization between six and twelve months, and widespread distribution of VY-HTT01 vector genome across the striatum and cortex. VY-HTT01 treatment demonstrated robust reduction of HTT mRNA and protein in the YAC128 and BACHD transgenic mouse models of Huntington’s disease, with significant improvements in motor function. We plan to present preclinical data from the IND-enabling studies at a medical conference in 2021.

In September 2020, we submitted an IND application to evaluate VY-HTT01 in a Phase 1b clinical trial in patients with Huntington’s disease. In October 2020, the FDA placed a clinical hold on our IND application pending the resolution of certain chemistry, manufacturing and controls, or CMC, information requests. We have subsequently received written feedback from the FDA requesting additional information on specific CMC topics, including drug device compatibility and drug substance and product characterization. We expect to provide our complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first half of 2021. Subject to our resolution of the clinical hold and the clearance of our IND application, we expect to initiate our clinical evaluation of VY-HTT01.

We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Friedreich’s ataxia, ALS, tau-related neurodegenerative diseases, and other severe neurological diseases. We continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector.

Finally, we have developed our real-time, intra-operative, MRI compatible device, the variable trajectory array guide, or V-TAG®, that can be used with other neuro-navigational systems for the administration of drugs and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA, provided 510(k) clearance for V-TAG. We are currently working with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT, on process development and manufacturing of the device, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to CLPT. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1 and Phase 1b clinical trials and in the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817). We currently plan to use either the V-TAG or the ClearPoint System in our Phase 1b clinical trial of VY-HTT01 for Huntington’s disease.

Sanofi Genzyme Collaboration

In February 2015, we entered into a strategic collaboration with Sanofi Genzyme to leverage our combined expertise and assets to develop AAV gene therapies for certain severe neurological diseases. Under the agreement, we received $65.0 million in upfront cash, a $30.0 million upfront equity investment, and an in-kind commitment of $5.0 million, totaling $100.0 million. At the inception of the agreement, we were eligible to receive up to $745.0 million in option and milestone payments while retaining U.S. commercial rights to most programs. Under the terms of the collaboration, we granted Sanofi Genzyme an exclusive option (i) to license, develop and commercialize ex-U.S. rights to VY-AADC (NBIb-1817) for Parkinson’s disease, or the VY-AADC Program, VY-FXN01 for Friedreich’s ataxia, or the FA Program, VY-HTT01 for Huntington’s disease, or the Huntington’s Program, and a future program to be designated by Sanofi Genzyme, or the Future Program, which we refer to collectively as the Split Territory Programs; (ii) to license, develop and commercialize worldwide rights to VY-SMN101, our spinal muscular atrophy program; and (iii) to co-commercialize VY-HTT01 in the United States. Each of Sanofi Genzyme’s options to a Split Territory Program was triggered following the completion of the first proof-of-principle human clinical study, or POP Study, on a program-by-program basis.

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

In June 2019, we and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement, or the Sanofi Genzyme Termination Agreement. Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, the FA Program, and the Future Program. We have been relieved of our obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, we gained worldwide rights to the Huntington’s Program, and ex-U.S. rights to the FA Program. In accordance with our Collaboration and License Agreement with Neurocrine, or the Neurocrine Collaboration Agreement, the ex-U.S. rights to the FA Program then passed to Neurocrine. Additionally, we and Sanofi Genzyme entered into the Amended and Restated Option and License Agreement related to certain AAV capsids, or the Amended Capsid Agreement. Under the Amended Capsid Agreement, Sanofi Genzyme obtains exclusive option rights to select up to two novel AAV capsids owned or controlled by us for exclusive use for up to an aggregate of two non-central nervous system, or CNS, indications.

Under the Sanofi Genzyme Termination Agreement, we made a $10.0 million upfront payment to Sanofi Genzyme and an additional $10.0 million milestone payment to Sanofi Genzyme following the filing of our IND application for a product candidate incorporating certain intellectual property rights developed under or substantially related to, the Huntington’s Program, which we refer to as a Post-Termination HD Product. We have agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program, which we refer to as Post-Termination FA Products, that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. We have also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, we had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, we waived our right to approximately $0.4 million in unused in-kind services, we have relinquished our rights to the spinal muscular atrophy program, and we no longer have the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

AbbVie Tau Collaboration

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, or the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV and other virus-based gene therapy products for the treatment of diseases of the CNS and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the AbbVie Tau Collaboration Agreement, we received an upfront payment of $69.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Tau Collaboration Agreement, effective August 3, 2020, the AbbVie Collaboration Termination Date. We expect to continue to advance the research and development efforts related to vectorized antibodies, including vectorized antibody compounds comprised of an AAV or other virus vector genome that encodes one or more antibodies that target and bind to a tau protein, and we are currently evaluating our options for advancing these efforts individually or with other potential collaborators.

In connection with the termination of the AbbVie Tau Collaboration Agreement, we were obligated to undertake certain transition activities, including transferring to AbbVie certain data and reports generated under the collaboration as well as any regulatory filing relating to certain compounds and product candidates investigated in the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, we have been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein and restricting us, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein have also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in certain intellectual property rights developed by or on behalf of either party under the collaboration, or the Joint IP, to exploit antibodies it contributed to the collaboration as well as a royalty-free, non-exclusive license to the Joint IP for any other purpose. Further, AbbVie has granted us, effective as of the AbbVie Collaboration Termination Date, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in the Joint IP to exploit research compounds or product candidates that were investigated under the collaboration and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates, for all human diagnostic, prophylactic and therapeutic uses. We are not obligated to repay the upfront payment we received from AbbVie in connection with entering into the AbbVie Tau Collaboration Agreement but are no longer eligible to receive option payments, milestone payments or royalties thereunder.

AbbVie Alpha-Synuclein Collaboration

In February 2019, we entered into an exclusive collaboration and option agreement with AbbVie, or the AbbVie Alpha-Synuclein Collaboration Agreement, for the development and commercialization of vectorized antibodies directed against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Alpha-Synuclein Collaboration Agreement, effective August 3, 2020, the AbbVie Collaboration Termination Date.

In connection with the termination of the AbbVie Alpha-Synuclein Collaboration Agreement, we were obligated to undertake certain transition activities including transferring to AbbVie certain data and reports generated under the collaboration as well as any regulatory filings relating to compounds and product candidates investigated in the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, we have been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting an alpha-synuclein protein and restricting us, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies have also terminated. AbbVie retains a royalty-free, exclusive license to our interest in the Joint IP to exploit antibodies AbbVie contributed to the collaboration. We otherwise retain a royalty-free, non-exclusive license to AbbVie’s interest in the Joint IP. We are not obligated to repay the upfront payment we received from AbbVie in connection with entering into the AbbVie Alpha-Synuclein Collaboration Agreement but are no longer eligible to receive option payments, milestone payments, or royalties thereunder.

We are evaluating our options for potentially advancing our alpha-synuclein program in the future.

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including the VY-AADC Program, FA Program, and other undisclosed programs, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective in March 2019 following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of customary closing conditions. Under the terms of the Neurocrine Collaboration Agreement, we received an upfront payment of $115.0 million and may receive future development and regulatory milestone payments and royalties. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement, we gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. Our ex-U.S. rights to the FA Program were transferred to Neurocrine pursuant to the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to the FA Program to Neurocrine, we and Neurocrine amended the Neurocrine Collaboration Agreement and we received a $5.0 million payment from Neurocrine. We are obligated to use commercially reasonable efforts to develop the products in each of these programs under the terms of the Neurocrine Collaboration Agreement. Neurocrine is responsible for all costs incurred by us in conducting these activities for each program, in accordance with an agreed budget.

Under the terms of the Neurocrine Collaboration Agreement for the VY-AADC Program, Neurocrine agreed to fund the clinical development of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). After the data readout of the RESTORE-1 Phase 2 trial, we would have had the option to either: (i) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (ii) grant Neurocrine full global commercial rights in exchange for milestone payments and royalties based on global sales. We were eligible to receive aggregate development milestone payments under the VY-AADC Program of up to $170.0 million. We were also eligible to receive royalties, based on future net sales of the collaboration product for the VY-AADC Program in and outside the U.S. as applicable, at a rate of mid-teens to thirty and low-teens to twenty, respectively.

On February 2, 2021, Neurocrine notified us that it has elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021, or the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine under the Neurocrine Collaboration Agreement for the VY-AADC Program will expire and we will regain worldwide intellectual property rights regarding the VY-AADC Program, in each case in accordance with the terms of the Neurocrine Collaboration Agreement. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. We plan to determine the potential path forward for the VY-AADC Program based on the additional information being collected by Neurocrine in response to the DSMB requests. Subsequent to the VY-AADC Program Termination Effective Date, Neurocrine will no longer reimburse us for research and development activities related to the VY-AADC Program.

In addition to the upfront payment, we are eligible to receive aggregate development milestone payments under the FA Program of up to $195.0 million, and under each of the Discovery Programs of up to $130.0 million per program. We may also be entitled to receive aggregate commercial milestone payments for each collaboration product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all programs of $1.1 billion. We are also eligible to receive royalties, based on future net sales of the collaboration products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (ii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively.

Mission and Strategy

Our mission is to become the world leader in AAV gene therapy focused on treating severe neurological diseases by developing transformative therapies. Our strategy to achieve this mission is to:

●	Optimize and advance our gene therapy programs. We have a deep pipeline of AAV gene therapy programs in various stages of development. Our most advanced clinical candidate, VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease is being evaluated in the RESTORE-1 Phase 2 clinical trial which is currently on clinical hold by the FDA. We have completed preclinical studies and submitted an IND application for VY-HTT01, our clinical candidate for the treatment of Huntington’s disease. The IND was placed on hold pending the resolution of additional information requested on CMC topics. We have several additional gene therapy programs in preclinical development. We plan to advance these programs, either on our own or with collaborative partners, to clinical evaluation.
●	Partner and collaborate to enhance our pipeline of gene therapy programs focused on severe neurological diseases. We believe that our leadership position in AAV gene therapy for severe neurological diseases and our gene therapy platform provide us with the necessary capabilities to evaluate and capitalize on external opportunities. As such, we plan to opportunistically expand our pipeline through acquisition, in-licensing or other strategic transactions.
●	Continuously invest in our AAV gene therapy platform. We plan to continuously invest in our gene therapy platform to maintain our leadership in AAV gene therapy for neurological diseases. Specifically, we intend to further develop and enhance our gene therapy platform by focusing on (i) vector engineering and optimization; and (ii) dosing and delivery techniques. We plan to continue generating novel AAV vectors by engineering and optimizing vectors best suited to a targeted disease. Leveraging our research efforts on our TRACER system and novel capsid discovery, we believe that our gene therapy platform will have the ability to optimally treat certain neurological diseases through systemic delivery of our AAV gene therapies. We expect to utilize established and novel techniques for dosing and delivery of our AAV gene therapies to improve transduction efficiency and immune response.
●	Establish a leadership position in commercial-scale, high quality AAV manufacturing. We believe that manufacturing capacity and expertise are critical to successfully treating patients using gene therapy. We have built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory scale. We have established relationships with multiple current good manufacturing practices, or cGMP, contract manufacturers. Previously, through our collaborations with MassBiologics, an FDA-licensed manufacturer affiliated with the University of Massachusetts Medical School, we initiated cGMP production activities. We announced additional agreements with Thermo Fisher Scientific and with Fujifilm Diosynth Biotechnologies, established contract manufacturers that specialize in gene therapy and AAV vectors. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV vectors at scale in insect-derived cells, originally invented and developed by several current and former members of our production team while at the National Institutes of Health, or NIH, which we continue to improve upon. We believe that having oversight through these key relationships over our own commercial manufacturing process is critical to ensuring quality product with commercial yields.
●	Retain commercialization rights to our programs. We hold worldwide rights for our Huntington’s Program, ALS Program and our Tau Program. We have retained co-development and co-commercialization rights for the FA Program under our Neurocrine Collaboration, and we will recover worldwide rights for the VY-AADC Program as of the Neurocrine VY-AADC Program Termination Effective Date. As these and other programs advance through late-stage clinical development, we intend to build our own sales and marketing infrastructure and leverage our partnerships to support our programs where we have retained

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

While AAV gene therapy can potentially be harnessed for multiple treatment methods, we are currently focused on gene replacement, gene knockdown and vectorized antibody approaches. Gene replacement is intended to restore the expression of a protein that is not expressed, expressed at abnormally low levels or functionally mutated with loss of function. Gene knockdown, or gene silencing, is intended to reduce the expression of a pathologically mutated RNA or protein that has detrimental effects. Vectorizing an antibody for delivery using AAV has the ability to increase exposure of large antibodies in brain parenchyma that otherwise cannot cross the blood-brain barrier in any meaningful way when administered passively.

Our gene therapy approach uses AAV vectors which we believe are ideal vectors for gene therapy for several reasons:

Broad Applicability. AAV is able to transduce, or transfer a therapeutic gene, into numerous cell types including target cells in the CNS.

Safety. We believe AAV is safe and is not known to cause any disease in humans.

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

Targeted Delivery. We believe advances in delivery techniques allow for direct delivery of AAV vectors to discrete regions in the brain, broader delivery throughout the spinal cord via the cerebrospinal fluid, or CSF, or systemically in conjunction with our novel capsids.

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

We are currently focused on gene replacement, gene knockdown, and vectorized antibody approaches, and we are also actively exploring additional potential treatment methods such as gene editing to correct or delete a gene in the cell genome.

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

Target Validation. There is strong evidence that expression of a specific gene or protein, or lack thereof, is causing, or critical to, the disease state.

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

Members of our team have co-discovered many of the known naturally occurring AAV capsids and have also created promising genetically engineered AAV capsids. Genetically engineered capsids have yielded vectors with desirable properties, such as higher biological potency and enhanced tissue specificity. We believe that there is an opportunity to further optimize AAV capsids to confer desired characteristics relating to properties such as tissue specificity and immunogenicity. We have a significant effort dedicated to designing and screening for novel AAV capsids using a number of different scientific approaches. We believe that the information generated by this work will enhance our ability to rationally design AAV capsids with specific properties for particular therapeutic applications. For example, we have identified several capsids that demonstrate significantly higher blood-brain barrier penetrance than naturally occurring AAV capsids in preclinical experiments conducted to date, and we are evaluating the possibility of leveraging these novel capsids in current and potential programs.

In early 2019, we presented on our discovery and development of AAV capsids that cross the blood brain barrier, or BBB, after IV administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest. As part of that effort, our scientists have developed a proprietary system called TRACER (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. Multiple capsid variants have been identified with significant improvement of central nervous system transduction and BBB-penetrant properties over AAV9  in both mouse and non-human primate models following IV administration after three rounds of selection. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types. We expect to present data concerning our experiments conducted with these novel capsids in non-human primates at a scientific conference and other presentations in the first half of 2021.

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

We have built a state-of-the-art process research and development production facility for manufacturing research-grade AAV vectors onsite at our Lexington, Massachusetts location. We have also established multiple contract manufacturing relationships with companies specializing in the manufacture of gene therapy and AAV vectors.

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

V-TAG®-guided Intraparenchymal Injection to the Brain

The surgical approach that we are using for VY-AADC (NBIb-1817) is similar, in some respects, to the stereotactic approach used for deep brain stimulation, or DBS, a marketed device-based treatment for Parkinson’s disease. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen using real-time, intra-operative MRI to avoid specific blood vessels to reduce the risk of potential hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the Phase 1b clinical trial, the separate Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) used the real-time, intra-operative, MRI system called the ClearPoint System® from CLPT. However, not all neuro-surgical units within the United States utilize this system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging.

Consequently, we developed V-TAG® as our device for use as a real-time, intra-operative, MRI-compatible device that can be used with other neuro-navigational systems for this and other surgical procedures. In July 2018, we received 510(k) clearance from the FDA. In March 2019, we transferred our premarket notification (510(k)) clearance to CLPT and continue to work with CLPT on the manufacturing and clinical supply of the device. We believe that our experience gained from the VY-AADC Program can be applied to AAV gene therapy delivery for our Huntington’s Program and possibly other projects as well.

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

Overview of Progression of Parkinson’s Disease (PD)

Time Post-Diagnosis
Early PD
Moderate PD
Advanced PD
Honeymoon Period
~3-5 yr
Predictable
Unpredictable
Dyskinesia
On Time
Off Time
L-Dopa Doses
Motor Fluctuations
Our Approach: Turn Back the Clock

VY-AADC (NBIb-1817) Phase 1b Trial (PD-1101)

In 2014, the University of California, San Francisco, or UCSF, initiated an open-label Phase 1b clinical trial to optimize the development of VY-AADC (NBIb-1817). The IND for the Phase 1b trial was filed by UCSF in July 2013 and was transferred to us in October 2015. In November 2017, we completed enrolling this open-label, dose-escalating PD-1101 Phase 1b trial of VY-AADC (NBIb-1817). The trial included 15 patients with Parkinson’s disease and was designed to evaluate the safety and efficacy of escalating doses of VY-AADC (NBIb-1817). In this trial, one-time administration of VY-AADC (NBIb-1817) led to improvements in patients’ motor function, and patients were able to reduce their daily levodopa and other Parkinson’s disease medications. To date, administration of VY-AADC (NBIb-1817) has been well-tolerated. In patients treated in this trial, there have been no vector-related serious adverse events reported.

Patients in three cohorts of five patients each were treated with a single administration of ascending doses of VY-AADC (NBIb-1817) administered under MRI guidance to the putamen, a region of the brain associated with impaired motor function in Parkinson’s disease. The primary endpoints of this trial are safety and tolerability of the treatment. This trial incorporated three key design features:

●	Use of real-time, intra-operative MRI system during surgery to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the surgical procedure, with the goal of reducing the risk of hemorrhages.
●	Larger infusion volumes designed to increase coverage of the putamen with VY-AADC (NBIb-1817).
●	Higher concentrations of VY-AADC (NBIb-1817) vector compared to the previously completed UCSF Phase 1 trial.

Secondary endpoints of this trial, which are being used to assess the potential pharmacologic activity of VY-AADC (NBIb-1817), include UPDRS, AADC positron emission tomography, or PET imaging, quality of life, a patient-completed Hauser diary monitoring good ON time without troublesome dyskinesia, and a behavioral test using intravenous levodopa treatment to measure changes in a patients’ sensitivity to levodopa as well as endpoints to measure motor functions.

We have completed enrollment and the three-year follow-up for PD-1101. Data demonstrated that VY-AADC (NBIb-1817) has been generally well-tolerated and that administration with VY-AADC (NBIb-1817) improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials. Cohort 1 patients received a single administration of VY-AADC (NBIb-1817) at a concentration of 8.3×1011 vector genomes per milliliter, or vg/ml, using an infusion volume of up to 450 µL per putamen, or up to 900 µL per patient, for a total dose of 7.5×1011 vg. Cohort 2 patients received a single administration of VY-AADC (NBIb-1817) at a concentration of 8.3×1011 vg/ml, using an infusion volume of up to 900 µL per putamen, or up to 1,800 µL per patient, for a total dose of 1.5×1012 vg. Cohort 3 patients received a three-fold higher vg concentration of 2.6×1012 with the same infusion volumes of VY-AADC (NBIb-1817) similar to those received by Cohort 2 patients (up to 900 µL per putamen), for a total dose of up to 4.5×1012 vg.

Administration of VY-AADC (NBIb-1817) has been well-tolerated in all fifteen patients treated in the three cohorts with no reported vector-related serious adverse events, or SAEs. Fourteen of the 15 patients were discharged from the hospital within two days following surgery. As previously reported, one patient experienced two SAEs: a pulmonary embolism or blood clot in the lungs, and related heart arrhythmia or irregular heartbeat. Investigators determined that these SAEs were most likely related to immobility during the administration of the product; consequently, deep vein thrombosis prophylaxis has been added to the clinical trial protocol.

Patients enrolled in Cohorts 1, 2 and 3 were:

●	On average, 58 years of age with a Parkinson’s disease diagnosis for an average of 10 years.
●	Candidates for surgical intervention including deep-brain stimulation due to disabling motor complications despite treatment with optimal anti-Parkinsonian medication.
●	At baseline, the average patient diary ON time without troublesome dyskinesia was 10.5 hours and, average diary OFF time was 4.6 hours; both diary measures were normalized to a 16-hour waking day.
●	Average UPDRS-III (motor function) on medication score was 13.5 and UPDRS-III off-medication score was 37.1; average UPDRS-II (activities of daily living) on medication score was 3.9 and UPDRS-II off medication score was 16.5. Patients in Cohort 3 entered the trial with more severe dyskinesia at baseline than patients in Cohorts 1 and 2 based on the Unified Dyskinesia Rating Scale, with a mean score of 30.2 for Cohort 3 compared with a mean score of 19.2 and 17.4 for Cohorts 1 and 2, respectively.
●	At baseline, patients were treated with optimal levels of multiple dopaminergic medications including, in many cases, amantadine for the treatment of dyskinesia, or uncontrolled or involuntary movements. Patients’ average amount of Parkinson’s disease medications at baseline was 1,526 mg of oral LEDs per day.

VY-AADC (NBIb-1817) Phase 1 Posterior Trajectory Clinical Trial (PD-1102)

In the PD-1102 Phase 1 clinical trial, we explored a posterior, or back of the head, trajectory administration of VY-AADC (NBIb-1817) to the putamen, compared to a transfrontal, or top of the head, delivery approach used in Cohorts 1 through 3 of the PD-1101 Phase 1b clinical trial described above. A posterior approach better aligns the infusion of VY-AADC (NBIb-1817) with the anatomical structure of the putamen, which reduces the number of trajectories needed and potentially reduces the total procedure time and increases the total coverage of the putamen. Administration of VY-AADC (NBIb-1817) with this posterior approach has been well-tolerated in the eight patients treated with no reported SAEs. Most patients were discharged from the hospital the day after surgery. We have completed enrollment and continue to follow patients in PD-1102. This trial utilized the same dose concentration as Cohort 3 of our Phase 1b clinical trial at a higher volume, yielding a total dose of up to 9.0×1012 vg compared with a total dose of up to 4.5×1012 vg in Cohort 3.

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

Recent Results from VY-AADC (NBIb- 1817) Phase 1b Clinical Development

At the Movement Disorder Society (MDS) Virtual Congress 2020 held in September 2020, we and Neurocrine presented the final three-year data on all three cohorts of the PD-1101 Phase 1b clinical trial, as well as two-year data from the PD-1102 Phase 1 clinical trial. The results demonstrated that a one-time treatment with VY-AADC (NBIb-1817) showed sustained improvement in motor function including greater “ON” time without troublesome dyskinesia, improvement in the UPDRS, Part III scores, and reduction in the amount of Parkinson’s disease medications required.

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

Two-year data from seven patients in the PD-1102 trial showed that VY-AADC (NBIb-1817) reduced diary-reported “OFF” time by an average of 3.2 hours and increased diary-reported good “On” time by 2.1 hours (from applicable baselines of 9.3 hours and 6.6 hours, respectively). In this study, patients treated with VY-AADC (NBIb-1817) showed sustained improvement in motor function after two years, with improved UPDRS Part III off medication scores of -12.0 points (from an applicable baseline of 34.4). Requirements for Parkinson’s disease medications were also reduced, in levodopa-equivalent daily doses, by an average of 439.5 mg/day from a baseline 1500.9 mg/day.

Preliminary safety data from both trials suggest that VY-AADC (NBIb-1817) was generally well-tolerated, with no study drug-related serious adverse events reported. The most common adverse events reported were headache, hypoesthesia, and musculoskeletal pain for patients enrolled in PD-1101, and upper respiratory tract infection, headache, nausea, and depression for patients enrolled in PD-1102.

VY-AADC (NBIb-1817) RESTORE-1 and RESTORE-2 Program

In December 2017, we submitted an IND for VY-AADC (NBIb-1817) to the FDA. As part of the IND application for VY-AADC (NBIb-1817), the chemistry, manufacturing, and controls section included data demonstrating comparability between VY-AADC (NBIb-1817) using our baculovirus/Sf9 manufacturing process and VY-AADC

(NBIb-1817) produced using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 clinical trials. Both were produced under cGMP. Our baculovirus/Sf9 manufacturing process is designed for production of AAV vectors at clinical and commercial scale, with the potential for increased yields and efficient scalability compared with mammalian-based systems. We have demonstrated that this production platform change resulted in comparable vector quality and activity. VY-AADC (NBIb-1817) manufactured in our baculovirus/Sf9 system is being used in the RESTORE-1 Phase 2 clinical trial. In June 2018, the FDA granted regenerative medicine advanced therapy designation for the VY-AADC Program gene therapy treatment, which provides for an enhanced level of interactions between the company sponsor and the FDA throughout the development program. The designation was based on our Phase 1b clinical data with VY-AADC (NBIb-1817)). The FDA has also granted fast-track designation for VY-AADC (NBIb-1817).

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2, randomized, double-blind, sham-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of moderate to advanced Parkinson’s disease in patients with motor fluctuations. We received written feedback from the FDA, including FDA guidance received during the Type B meeting, that in a disease such as Parkinson’s, two adequate and well-controlled clinical trials are suggested. Based upon feedback received from the FDA, we and Neurocrine amended the RESTORE-1 clinical trial protocol to support a future registration filing, if successful, for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments included increasing the planned enrollment to approximately 85 patients from the previously planned 42 patients, and adjusting future enrollment in the trial to randomize patients 2:1 to VY-AADC (NBIb-1817) or sham-surgery, respectively, as compared to the previous 1:1 randomization. The eligibility criteria remained substantially the same: the trial is potentially available to patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. The protocol amendments were anticipated to facilitate enrollment and patient convenience.

A dose of up to 3.6 x 1012 vg, which we refer to as the maximum total bilateral dose, was selected for the RESTORE-1 Phase 2 clinical trial. This dose is between the maximum total vector genome doses administered in Cohorts 2 and 3 from PD-1101 when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial is the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months compared to sham surgery. Secondary endpoints include mean improvement in diary OFF time, other motor function and quality of life measures from the UPDRS (UPDRS-II and -III scores), assessments from the Parkinson’s Disease Questionnaire, or PDQ-39, and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression, or CGI, score. The trial will also measure non-motor symptoms from the Non-Motor Symptom Scale, or NMSS, as well as safety.

Changes in patients’ daily doses of oral levodopa and related medications will also be recorded. Biomarker data collected during the RESTORE-1 Phase 2 clinical trial include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography using 18F-DOPA.

In November 2020, the sponsor medical monitor and surgical core requested that the DSMB for the RESTORE-1 Phase 2 clinical trial, review certain patient MRI abnormalities observed in some clinical trial participants in the ongoing clinical trial. Following this review, the DSMB requested additional information about magnetic resonance imaging abnormalities observed in trial participants and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending review by the DSMB of these additional data. The DSMB informed Neurocrine that patient screening could continue for the trial and that the trial should remain blinded. Trial sites participating in the RESTORE-1 clinical trial were not screening, enrolling, or dosing patients at the time of this DSMB request as a result of the COVID-19 pandemic. In response to the DSMB’s recommendation to pause the dosing of patients, we and Neurocrine decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine had submitted the required expedited IND safety report related to these matters and the DSMB was able to complete its evaluation.

In December 2020, the FDA notified Neurocrine that it had placed a clinical hold on the RESTORE-1 clinical trial. In January 2021, the FDA informed Neurocrine of the information required to provide a complete response to the FDA in connection with the clinical hold. Information required by the FDA includes an assessment of how the investigational product may have given rise to the adverse findings, a mitigation plan to manage the adverse findings, and supportive data to justify that a favorable benefit/risk profile remains for the product.

The DSMB met to review additional patient data in January 2021 and has characterized the MRI abnormalities observed in the RESTORE-1 Phase 2 clinical trial as having uncertain clinical significance. The DSMB requested that Neurocrine obtain and provide additional information on past and current patients in the VY-AADC (NBIb-1817) clinical program. The clinical implications of this observation are currently unknown and are being evaluated.

In February 2021, Neurocrine notified us of its decision to terminate the Neurocrine Collaboration with respect to the VY-AADC Program, effective August 2, 2021. The Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine will expire, and we will regain worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. We plan to determine the potential path forward for the VY-AADC Program based on the additional information being collected by Neurocrine in response to the DSMB requests.

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

Reduction of Behavioral Deficits in an Animal Model of Huntington’s Disease(2)

(2) Stanek et al, Human Gene Therapy (2014); 25; 461-474. The publisher for this copyrighted material is Mary Ann Liebert, Inc. publishers.

*   p<0.05

VY-HTT01 is our clinical gene therapy candidate for the treatment of Huntington’s disease. VT-HTT01 is composed of an AAV capsid (AAV1) and proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of HTT messenger RNA.

The extent of HTT mRNA suppression (greater than 50%) and high precision and efficiency of primary microRNA processing in our preclinical studies supported the selection of our lead clinical candidate. Additionally, preclinical data in large mammals have demonstrated that a single intraputaminal administration results in robust knockdown of HTT in the putamen.

Additional preclinical delivery studies have further optimized the dosing paradigm. In late 2018 and early 2019, we presented results demonstrating significant reduction of HTT mRNA at five weeks post-dosing in adult non-human primates using an MRI-guided surgical delivery of VY-HTT01 and a novel delivery paradigm targeting both the putamen and thalamus. Targeting the thalamus in addition to the putamen leverages more extensive and more preserved neuronal pathways to the cortex than delivery to the putamen alone. In adult non-human primates, at five weeks post-dosing, this novel dosing paradigm with VY-HTT01 resulted in well-tolerated and significant suppression of HTT in the striatum and in cortical neurons, which are critical in the progression of disease.

Recently, in non-human primate studies, a single administration of VY-HTT01 was well-tolerated and resulted in robust and widespread knockdown of HTT mRNA and protein with knock-down stabilization between six and twelve months and widespread distribution of VY-HTT01 vector genome across the striatum and cortex. VY-HTT01 treatment demonstrated robust reduction of HTT mRNA and protein in the YAC128 and BACHD transgenic mouse models of Huntington’s disease, with significant improvements in motor function. We plan to present preclinical data from the IND-enabling studies at a medical conference and other presentations in 2021.

VY-HTT01 Program Status

In June 2019, we and Sanofi Genzyme executed the Sanofi Genzyme Termination Agreement, under the terms of which Sanofi Genzyme relinquished its rights to the Huntington’s Program, including its rights to the exclusive license options to the Huntington’s Program. As a result, we gained worldwide rights to the treatment program for Huntington’s disease.

In September 2020, we submitted an IND application to evaluate VY-HTT01 in a Phase 1b clinical trial in patients with Huntington’s disease. In October 2020, the FDA placed a clinical hold on our IND application pending the resolution of certain chemistry, manufacturing and controls, or CMC, information requests. We have subsequently received written feedback from the FDA requesting additional information on specific CMC topics, including drug device compatibility and drug substance and product characterization, and plan to provide our complete response to the FDA in the first half of 2021. If we are able to resolve the clinical hold and obtain clearance of our IND application, we expect to initiate our clinical evaluation of VY-HTT01.

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

Our Program Status

As part of the Neurocrine Collaboration, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will comprise a capsid, promoter, and FXN transgene. We are completing AAV capsid biodistribution experiments to confirm capsid serotypes that effectively transduce disease target tissues in non-human primates following intravenous injection. Criteria for evaluating these capsids include safety, the overall level of transgene expression achieved, and the anatomic and cellular distribution of the transgene expression. Also, we have optimized the promoter for VY-FXN01 to achieve an acceptable therapeutic index for frataxin replacement. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function and rescued the disease phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia, identifying potential fluid biomarkers and selecting clinical endpoints for future clinical trials. If we and Neurocrine successfully identify a lead candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and novel AAV capsids in large animal models. Based on these studies, we selected VY-SOD102 as our lead candidate. VY-SOD102, our clinical candidate for the treatment of a monogenic form of ALS, is composed of an AAV capsid and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of SOD1 mRNA. VY-SOD102 has the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 and early 2019, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time infusion after laminectomy to the cervical region of the spinal cord. Preclinical data previously reported included significant reductions of SOD1 mRNA throughout the spinal cord of the Göttingen mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This novel delivery approach with VY-SOD102 yielded well-tolerated and significant reduction of SOD1 mRNA throughout the spinal cord at four weeks post-dosing. In June 2019 in connection with the restructuring of our gene therapy relationship with Sanofi Genzyme, we decided to reallocate resources to our Huntington’s Program and new discovery efforts. We may seek a partner to advance our preclinical program for SOD1 prior to filing an IND application for advancing VY-SOD102 into clinical development. We are currently conducting preclinical studies to generate data with VY-SOD102 in non-human primates with alternative routes of administration.

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

In previous preclinical studies in animal models, despite high weekly or biweekly systemic doses of anti-tau monoclonal antibodies administered over three to six months, only very low levels of antibody reached the brain, resulting in a modest reduction of tau pathology by ~40–50%. This incomplete and modest reduction in tau pathology following treatment with very high and frequent systemic doses of these antibodies may pose therapeutic challenges in humans with various tauopathies. To address these limitations, our tau program attempts to develop AAV gene therapies to deliver monoclonal antibodies to the brain directed against tau as potential new treatments for Alzheimer’s disease and other tau-related neurodegenerative diseases.

Our Program Status

The Tau program is currently in the preclinical stage. In February 2018, we entered into the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. The AbbVie Tau Collaboration Agreement was terminated in its entirety in August 2020. In connection with the termination, we were obligated to undertake certain transition activities, including transferring to AbbVie certain data and reports generated under, and any regulatory filing relating to certain compounds and product candidates investigated in the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, we have been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein and restricting us, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein were also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in the Joint IP to exploit antibodies it contributed to the collaboration as well as a royalty-free, non-exclusive license to the Joint IP for any other purpose. Further, AbbVie has granted us, effective as of the AbbVie Collaboration Termination Date, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in Joint IP to exploit research compounds or product candidates that were investigated under the collaboration and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates, for all human diagnostic, prophylactic and therapeutic uses. We are not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Tau Collaboration Agreement but are no longer eligible to receive option payments, milestone payments or royalties thereunder.

Following the termination, we continue to advance the research and development efforts related to vectorized antibodies, including vectorized antibody compounds comprised of an AAV or other virus vector genome that encodes one of more antibodies that target and bind to a tau protein. We are currently evaluating our options for advancing these efforts individually or with other potential collaborators.

Future Programs

We are evaluating additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector.

Collaborations and License Agreements

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the Neurocrine Collaboration Agreement, upon the expiration or termination of applicable waiting periods and the receipt of any required approvals or clearances including antitrust clearance, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the Neurocrine Programs: the VY-AADC Program for the treatment of Parkinson’s disease, the FA Program for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate, which together with the VY-AADC Program, we refer to as the Legacy Programs, and the Discovery Programs.

Collaboration and Licenses

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products, which we refer to as the Collaboration Products, under (i) the VY-AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, all countries in the world in which the Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (iii) each Discovery Program, on a worldwide basis.

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

Pursuant to development plans to be agreed by the parties, which are overseen by a joint steering committee, or JSC, we have operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program prior to the Transition Event for each Program, as described below, and are required to use commercially reasonable efforts to develop the Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by us in conducting these activities for each Neurocrine Program, in accordance with an agreed budget. If we breach our development responsibilities or in certain circumstances upon a change in control of us, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

Upon the occurrence of a specified event for each Neurocrine Program, or a Transition Event, Neurocrine agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For each Legacy Program, we were granted the option, or a Co-Co Option, to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event, or a Co-Co Trigger Event. We agreed, upon our exercise of a Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine, or a Co-Co Agreement, and (i) jointly develop and commercialize Collaboration Products for such Neurocrine Program, or Co-Co Products, (ii) share in its costs, profits and losses, and (iii) forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Transition Events are (i) with respect to the VY-AADC Program, our receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817); (ii) with respect to the FA Program, our receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by us and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such Discovery Program. The Co-Co Trigger Events are (i) with respect to the VY-AADC Program, our receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) and (ii) with respect to the FA Program, the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

Under the Neurocrine Collaboration Agreement, subject to exceptions specified, we and Neurocrine agreed that profits and losses under our Co-Co Option would be allocated (i) 50% to Neurocrine and 50% to us for a Collaboration Product from the VY-AADC Program and (ii) 60% to Neurocrine and 40% to us for a Collaboration Product from the FA Program; provided, however, that Neurocrine would have the right to elect, within a specified period following the acceptance for filing of a BLA from the FDA, to pay a $35.0 million rate-shifting fee to us to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to us. The parties agreed that each Co-Co Agreement would provide us the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon our change of control.

Governance

Our research and development activities under the Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, which is composed of an equal number of representatives from the parties. The JSC may delegate matters within its authority to subcommittees of the JSC. In addition, the Neurocrine Collaboration Agreement establishes working groups to handle specified matters on a subject matter-by-subject matter basis. If a working group or subcommittee cannot agree on a matter within its purview within a specified time, such matter is to be referred sequentially to the JSC and then the executive officers of the parties. If the executive officers are not able to resolve the matter, then (i) with respect to each Legacy Program, subject to specified exceptions, (a) Neurocrine has the right to resolve such matter prior to our exercise of our Co-Co Option with regard to such Co-Co Product or if such Co-Co Option expires or goes unexercised and (b) following the timely exercise by us of our Co-Co Option, depending on the subject of such matter, either Neurocrine, in certain instances, or the parties jointly or the JSC, in other instances, would have the right to resolve such matter, and (ii) with respect to Discovery Programs, subject to specified exceptions, Neurocrine has the right to resolve such matter.

Candidate Selection

The parties have committed to agree on a list of up to eight target genes, or Targets, from which Neurocrine has the right to nominate Targets for the two Discovery Programs. The Targets nominated for the Discovery Programs must be approved by a consensus of the JSC or the executive officers.

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

Termination

Unless earlier terminated, the Neurocrine Collaboration Agreement expires on the later of (i) the expiration of the last to expire Royalty Term with respect to a Collaboration Product in all countries in the relevant territory or (ii) the expiration or termination of all Co-Co Agreements. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (a) 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or (b) one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. We may terminate the Neurocrine Collaboration Agreement, subject to specified conditions, if Neurocrine challenges the validity or enforceability of certain of our intellectual property rights. Subject to a cure period, either party may terminate the Neurocrine Collaboration Agreement in the event of a material breach by the other party in whole or in part, subject to specified conditions.

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

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective as of the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program shall expire and we shall regain worldwide intellectual property rights regarding the VY-AADC Program. The Company intends to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. We plan to determine the potential path forward for the VY-AADC Program based on the additional information being collected by Neurocrine in response to the DSMB requests.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., or AskBio (acquired by Bayer), Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc. (merged with AskBio), Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc. (acquired by Eli Lilly), PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Sio Gene Therapies, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by Roche), StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC (NBIb-1817) will potentially compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie, as well as other novel, non-oral forms of levodopa, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA, and Sunovion Pharmaceuticals’, or Sunovion’s, sublingual apomorphine, KYNMOBI. Gene therapy competition for Parkinson’s disease includes AAV2-GDNF being developed by Brain Neurotherapy Bio, Inc. and AAV-GAD being developed by MeiraGTx. Sio Gene Therapies is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018).

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	VY-HTT01 for Huntington’s disease will potentially compete with RG6042 (IONIS-HTTRx) being developed by Roche in collaboration with Ionis Pharmaceuticals, Inc., or Ionis, WVE-120101, WVE-120102, and WVE-003 being developed by WAVE Life Sciences Ltd. in collaboration with Takeda Pharmaceutical Company Limited, or Takeda, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;
●	VY-SOD102 for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.; VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, Inc., and LEXEO Therapeutics, Inc.;
●	VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.; and
●	Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

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

Manufacturing

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV vectors at scale in insect-derived cells. We focus on developing internal processes and capabilities to produce high-yield and high-quality gene therapies. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing of clinical materials in accordance with the FDA’s cGMP. We have entered into agreements with Thermo Fisher Scientific and Fujifilm Diosynth Biotechnologies to further expand our manufacturing capabilities to support the development of our gene therapy programs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at laboratory and pilot scale.

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

We have 368 patent applications pending in the United States and foreign jurisdictions. At least 29 patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 82 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, 117 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with 40 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: research tools and methods, methods for transferring genetic material into cells, AAV-based biological products, methods of designing novel AAV constructs, methods for treating diseases of interest and methods for manufacturing our AAV-based products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Parkinson’s Disease

We own four pending patent families with five issued patents and 69 patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Huntington’s Disease

We own six pending patent families with 35 patent applications directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to start to expire in 2037, subject to possible patent term extensions.

ALS

We own five pending patent families with 3 issued patents and 35 patent applications directed to targeting SOD1 for the treatment of ALS, and we have an ownership interest in a sixth patent family with seven patent applications directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. We own one pending patent family with 1 patent application directed to chromosome 9 open reading frame 72, or C9orf72, for the treatment of ALS.

Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

Friedreich’s Ataxia

We own three pending patent families with 10 patent applications and we have an ownership interest in one pending patent family with 8 patent applications directed to AAVs encoding frataxin constructs for the treatment of Friedreich’s ataxia. Patents that grant from these patent families are generally expected to start to expire in 2036, subject to possible patent term extensions.

Tauopathies, Synucleinopathies and Antibodies

We own eleven pending patent families directed to antibodies with 22 patent applications. The first patent family has five patent applications directed to assays for the detection of neutralizing antibodies. The next nine patent families have 16 patent applications directed to vectorized antibodies and other therapies. The last patent family has one patent application directed to vectored augmentation of proteins. Patents that grant from these families are generally expected to start to expire in 2036, subject to possible patent term extensions.

We have one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of Alzheimer’s Disease. We also have one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of tauopathies. Patents that grant from these families are generally expected to start to expire in 2041, subject to possible patent term extensions.

We have one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of Synucleinopathies. Patents that grant from this family are generally expected to start to expire in 2041, subject to possible patent term extensions.

Neuropathic Pain

We own one pending patent family with one patent application directed to pharmaceutical compositions and methods for the treatment of neuropathic pain. Patents from this family are generally expected to start to expire in 2041, subject to possible patent term extensions.

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

Engineering

We own ten pending patent families with one issued patent and 29 patent applications directed to AAV production and/or engineering of the capsid and we have an ownership interest in two patent families with two patent applications directed to engineering of the capsid. Among the pending applications we own, one application is directed to the TRACER method for selection of AAV capsids with BBB crossing and cell-specific transduction properties. Also pending are provisional applications directed to capsid variants identified using the TRACER method showing improved properties over AAV9. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

We own three patent families with 6 issued patents and 45 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to start to expire in 2035, subject to possible patent term extensions.

We own one patent family with one patent application directed to genome engineering. Patents that grant from this patent family are generally expected to start to expire in 2040, subject to possible patent term extensions.

Production; Chemistry, Manufacturing, and Controls

We own twenty-six pending patent families with 50 patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to start to expire in 2035, subject to possible patent term extensions. We have an ownership interest in one pending patent family with 15 patent applications directed to AAV production and CMC.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed six families of patents and patent applications, in the exclusive field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. These families of patents and applications are pending and/or granted in the United States and other territories and comprises 92 granted patents and 12 applications. Patents have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain, Italy, and Netherlands. Patents that grant from these patent families are generally expected to expire between 2022 and 2025, subject to possible patent term extensions.

We have exclusively licensed three families of patents and patent applications directed to novel AAV capsids from the University of Massachusetts. These families of patents and applications, pending and/or granted in the United States and other territories, and comprises 35 granted patents and 22 applications. Patents have been granted in the United States, Europe and Japan. Nationalization for some members has taken place in Switzerland, Germany, Denmark, Spain, France, Great Britain, Ireland, Italy, Netherlands, and Sweden. Patents that grant from these patent families are generally expected to expire between 2030 and 2035, subject to possible patent term extensions.

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

We have non-exclusively licensed one patent family directed to novel AAV capsids from the Board of Trustees of the Leland Stanford Junior University. This family comprises 5 granted patents. Patents that grant from these patent families are generally expected to expire beginning in 2027, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications from Ablexis, LLC. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprise 40 granted patents and 11 applications. Patents have been granted in Australia, Canada, Europe, Korea, New Zealand and the United States. Nationalization for some members has taken place in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, Netherlands, Poland, Spain, Switzerland, and United Kingdom. Patents that grant from these patent families are generally expected to expire between 2029 and 2030, subject to possible patent term extensions.

We have non-exclusively licensed two families of patents and patent applications directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise 19 granted patents and 24 applications. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to start to expire in 2034, subject to possible patent term extensions.

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

We also own U.S. Reg. No. 6,024,564 for the mark V-TAG and U.S. Reg. No. 6,019,421 for the V-TAG Logo, for “medical system comprised of a surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a medical procedure and related software sold as a unit, none of the aforesaid for use in cardiac ablation; MRI-compatible medical system comprised of an MRI-compatible surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a MRI-guided procedure and related software sold as a unit, none of the aforesaid for use in cardiac ablation,” as well as European Community trademark registration for V-TAG (No. 017430182, registered May 8, 2018) and a United Kingdom trademark (UK00917430182, registered May 8, 2018) for a medical system comprised of a surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a medical procedure and related software sold as a unit; MRI-compatible medical system comprised of an MRI-compatible surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a MRI-guided procedure and related software sold as a unit.”

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

Government Regulation and Product Approval

In the United States, biological products, including gene therapy products, are licensed by FDA for marketing under the Public Health Service Act, or PHS Act, and regulated under the Federal Food, Drug, and Cosmetic Act, or

FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices involving biological products. FDA clearance must be obtained before clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA and, in some instances, the NIH, through the Recombinant DNA Advisory Committee, or RAC. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA via a Biologics License Application, or BLA. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

Preclinical Studies

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

Special Regulations and Guidance Governing Gene Therapy Products

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies. Previously, when a gene therapy study was conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation was to be submitted to and the study was registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines was mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines had voluntarily followed them. Under an FDA and NIH proposal in 2018, the role of the RAC, in reviewing gene therapy protocols would be entirely eliminated and sponsors would no longer be required to submit reports to NIH on such protocols. Going forward, NIH says the RAC will continue to function as an advisory board to NIH on emerging fields such as gene editing, synthetic biology and neurotechnology.

The FDA has issued various guidance documents regarding gene therapies, including recent final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, gene therapies for rare diseases and gene therapies for retinal disorders as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any gene therapy product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

The IND and IRB Processes

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

Clinical Trials in Support of a Marketing Application

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral is required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The application also needs to be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. If the electronic submission is not compatible with FDA’s systems, the BLA can be refused to file. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Market and Data Exclusivity

The 2010 Patient Protection and Affordable Care Act, or the ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.

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

Orphan Drug Designation and Exclusivity

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including both the Reference Product and Orphan Drug Exclusivity periods. This six-month exclusivity may be granted if an application sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. Thus, pediatric exclusivity adds six months to existing exclusivity periods applicable to biological products under the BPCIA—namely, the four-year period during which the FDA will not consider an application for a biosimilar product, and the 12-year period during which the FDA will not approve a biosimilar application.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the U.S. Supreme Court is expected sometime in 2021. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued several Executive Orders intended to lower the costs of prescription drug products. It is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to fees for medical device product review. For federal fiscal year 2021, the standard fee for review of a PMA is $365,657 and the small business fee is $91,414.

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (i) has the same technological characteristics as the predicate device, or (ii) has different technological characteristics, and (a) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (b) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. On July 23, 2018, the CDRH of the FDA cleared the 510(k) for our V-TAG® device that is compatible for use with MRIs.

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

Our Corporate Information

We were incorporated under the laws of Delaware in June 2013. Our principal executive offices are located at 75 Sidney Street, Cambridge, MA 02139. Other operations, including laboratory space, are located at 64 Sidney Street, Cambridge, MA 02139 and 75 Hayden Avenue, Lexington, MA. We lease our office and laboratory space, which consist of approximately 74,000 square feet located in two locations in Cambridge, Massachusetts and 32,142 square feet located in Lexington, MA. Our lease in Cambridge expires in 2026 and our lease in Lexington expires in 2031.

Employees and Human Capital Resources

As of December 31, 2020, we employed 177 full-time employees in the United States, including 134 in research and development and 45 in general and administrative, and two part-time employees. Sixty-two of our employees have either an MD or PhD. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report for the year ended December 31, 2020.

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

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses in every year prior to 2020 and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability.

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have incurred significant operating losses in every year prior to 2020. We reported net income of $36.7 million for the year ended December 31, 2020 primarily due to revenue recognition in connection with the terminations of our prior collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively, AbbVie. Our net losses were $43.6 million and $88.3 million for the years ended December 31, 2019 and 2018 respectively. As of December 31, 2020, we had an accumulated deficit of $275.9 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie, and our ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine.

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with Neurocrine, the IND holder and RESTORE-1 clinical trial sponsor, to determine the potential path forward for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease based on, among other things, the additional information being collected by Neurocrine in response to the Data Safety and Monitoring Board, or DSMB, requests;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs and seek to resolve the clinical hold on VY-HTT01 for the treatment of Huntington’s disease;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our adeno-associated virus, or AAV, gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve consistent profitability. Our expenses will increase if:

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

To become and remain profitable, we must develop and commercialize, alone or with our collaborators, product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities include completing preclinical studies and clinical trials of our product candidates; obtaining marketing approval for these product candidates; developing and obtaining marketing approval of any required companion devices; manufacturing at clinical and commercial scale; marketing and selling those products that are approved; satisfying any post-marketing requirements and achieving an adequate level of market acceptance of and obtaining and maintaining adequate coverage and reimbursement from third-party payors for such products; and protecting our rights to our intellectual property portfolio. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.

We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. We are a clinical stage company. We do not anticipate generating revenues from product sales for the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2020, our cash, cash equivalents, and marketable debt securities were $174.8 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, our collaborators’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners, and any decisions by our collaborators to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as the variable trajectory array guide, or V-TAG®;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. For example, the proposed 2021 budgets for certain programs under our collaboration with Neurocrine are contingent on the progress and status of those programs in the first quarter of 2021.  In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, Neurocrine may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration agreements will be derived from sales of products that may not be commercially available for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partner Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreement. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

We are a clinical-stage company. Our operating history is short, and to date has been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing and conducting preclinical studies and clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a novel technology, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates. Only two AAV gene therapy products have been approved in the United States. In Europe, only two AAV gene therapy products have been approved.

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. Currently, only one of our product candidates, VY-AADC (NBIb-1817), which is currently subject to a clinical hold, is in clinical development, and the remainder of our product candidates are in preclinical development. AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

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

For example, in October 2020, the FDA notified us that the IND application for our planned Phase 1b clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain chemistry, manufacturing and controls, or CMC, matters. We plan to provide a complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first half of 2021. Any delay in our ability, or our inability, to resolve the clinical hold and initiate our clinical trial of VY-HTT01, may require us to incur additional clinical development costs, slow down our product candidate development and approval process or delay or potentially jeopardize our ability to commence product sales and generate revenue from the program.

In addition, in November 2020, the sponsor medical monitor and surgical core requested that the DSMB for the RESTORE-1 Phase 2 clinical trial, review certain patient MRI abnormalities observed in some clinical trial participants in the ongoing clinical trial. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending review by the DSMB of these additional data. In response to the DSMB’s recommendation to pause the dosing of patients, we and Neurocrine decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine had submitted the required expedited IND safety report related to these matters and the DSMB was able to complete its evaluation. Further, in December 2020, the FDA notified Neurocrine that it had placed a clinical hold on the RESTORE-1 Phase 2 clinical trial. In January 2021, the FDA informed Neurocrine of the information required to provide a complete response to the FDA in connection with the clinical hold. Information required by the FDA includes an assessment of how the investigational product may have given rise to the adverse findings, a mitigation plan to manage the adverse findings, and supportive data to justify that the product candidate continues to have a favorable benefit/risk profile. The DSMB met to review additional patient data in January 2021 and requested that Neurocrine provide additional information. The clinical implications of these observations are currently unknown and are being evaluated. We intend to support Neurocrine, the clinical trial sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. We plan to determine the potential path forward for the VY-AADC Program based on, among other things, the additional information being collected by Neurocrine in response to the DSMB requests If the clinical hold on the RESTORE-1 Phase 2 clinical trial is resolved and we decide to resume clinical activities as the clinical trial sponsor for the VY-AADC Program, we may be required to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from the program.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817), the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory, and the RESTORE-1 Phase 2 clinical trial are being conducted at multiple sites, and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocols for the trials are amended, and any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites. For example, we and our collaboration partner Neurocrine paused screening of new patients for enrollment in the RESTORE-1 Phase 2 clinical trial in April 2020 prior to the FDA’s imposition of the clinical hold, in part to facilitate IRB reviews of certain amendments made to the RESTORE-1 clinical trial protocol. The resumption of any patient screening or dosing in the trial is subject to the resolution of the clinical hold on VY-AADC (NBIb-1817).

Adverse or unforeseen developments in clinical trials of gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA and local health authorities of individual countries within the European Union may issue new guidelines concerning the clinical development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy. In addition, gene therapy products are considered genetically-modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. Similar issues could be faced in other regions of the world including the Asia-Pacific region.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. We have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC (NBIb-1817) and the design of the proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC (NBIb-1817). We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested.

In connection with our Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the clinical research program for VY-AADC (NBIb-1817) in Parkinson’s disease, or the VY-AADC Program, to Neurocrine, which required the related IND application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. Based upon feedback received from the FDA, we and Neurocrine amended the RESTORE-1 clinical trial protocol. The protocol amendments included increasing the planned enrollment to approximately 85 patients, from the previously planned 42 patients, and a transition to 2:1 randomization to VY-AADC (NBIb-1817) or sham surgery, respectively, compared to the previous 1:1 randomization. Any further guidance that we or Neurocrine may receive from the FDA could lead to further modification of the clinical VY-AADC (NBIb-1817) protocol and to additional costs or delays in the VY-AADC Program. Following Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us to advance the program, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial.

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

All of our product candidates are in early stages of development. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. For example, data from the PD-1101 Phase 1b clinical trial and from the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory suggest that one-time treatment with VY-AADC (NBIb-1817) could result in sustained improvement in motor function in patients with Parkinson’s disease. These results, however, may not be predictive of the results of the RESTORE-1 Phase 2 clinical trial or any future clinical trials. Some of our clinical trials, including the PD-1101 and PD-1102 clinical trials, were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials such as, for Parkinson’s disease, the RESTORE-1 Phase 2 clinical trial or the RESTORE-2 Phase 3 clinical trial. To scale up for later, larger clinical trials and potential commercial production, we transitioned to a new manufacturing process for the RESTORE-1 Phase 2 clinical trial from that used in our PD-1101 and PD-1102 clinical trials as described in additional detail below. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

The dosing and coverage of the putamen in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 clinical trial, and the RESTORE-1 Phase 2 clinical trial are different than the dosing and coverage of the putamen in prior clinical trials conducted by other parties. The maximum total vector genome dose chosen in the RESTORE-1 Phase 2 clinical trial may not demonstrate the safety and effectiveness of VY-AADC (NBIb-1817) in the RESTORE-1 Phase 2 clinical trial, or in the potential RESTORE-2 Phase 3 clinical trial. Any failure to demonstrate safety or effectiveness could result in a decision to modify dosing and/or coverage of the putamen in any subsequent clinical trials, and such decisions could cause a delay in achieving marketing authorization, or may result in limiting or terminating the program entirely.

The clinical trial results of some of our collaborators have been negatively affected by factors that had not been fully anticipated prior to the design of the clinical trials. For example, the magnitude of some of the clinical responses seen in the Phase 1 clinical trial of AAV2-AADC, a therapy similar to VY-AADC (NBIb-1817) we previously evaluated in early-stage clinical trials, was similar to the placebo effects observed in previous surgical therapies for Parkinson’s disease. As a result, we are unable to rely on the results of this prior Phase 1 trial as an indicator of the efficacy of treatment with VY-AADC (NBIb-1817). We believe that to increase the likelihood of a clinical benefit, the dose and volume of infusion of VY-AADC (NBIb-1817) should be optimized to substantially increase the coverage of the putamen, the region of the brain targeted by VY-AADC (NBIb-1817). However, it is not possible at this time to know if we are optimizing these parameters, and as a result, to know if we will be able to achieve sufficient coverage of the putamen and a clinical benefit.

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

A dose of up to 3.6 x 1012 vector genomes as a maximum total bilateral dose has been selected for the RESTORE-1 Phase 2 clinical trial. This dosing level is between the up to maximum total vector genome doses administered in Cohorts 2 and 3 from the PD-1101 Phase 1b trial when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system. We have not previously evaluated this dosing level in a clinical trial. To achieve safety, primary and secondary efficacy endpoints, the dose concentration and volume selected for the RESTORE-1 Phase 2 clinical trial may be modified, and regardless of the dose concentration and volume selected, we may never achieve desired safety and efficacy outcomes.

The RESTORE-1 Phase 2 clinical trial is a randomized, double-blind, sham-surgery controlled trial with a planned enrollment of approximately 85 patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three hours of OFF time during the day as measured by a validated self-reported patient diary. As amended, the clinical trial protocol states that patients will be randomized 2:1 to VY-AADC (NBIb-1817) or sham surgery, respectively. Patient eligibility criteria and the protocol design, including the total number of patients in the trial and the number of patients who receive VY-AADC (NBIb-1817) or placebo, may change during the course of the trial in response to recruiting challenges, clinical patient assessments, data collection, statistical analysis modifications, and other factors, such as modifications to the clinical trial protocol made to date.

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial is the mean improvement from baseline to 12 months on time without troublesome dyskinesia, or good ON time, as measured by a validated self-reported patient diary at 12 months compared to placebo. Secondary endpoints include diary OFF time, other motor function and quality of life measures from the Unified Parkinson’s Disease Rating Scales (UPDRS-II,-III scores), the Parkinson’s Disease Questionnaire (PDQ-39), and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression (CGI) score. The trial is also designed to measure non-motor symptoms from the Non-Motor Symptom Scale (NMSS), as well as safety. Primary and secondary endpoints may be adjusted during the trial in response to changes in the protocol design.

Biomarker data collected during the RESTORE-1 Phase 2 clinical trial include measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography (PET) using fluorodopa F-18. The trial is also designed to record changes in patients’ daily doses of oral levodopa and related medications.

If sponsorship of the program is transferred back to us, we would plan to continue to seek and incorporate FDA guidance in our clinical trial plans. Additional interaction with the FDA regarding the RESTORE-1 and RESTORE-2 clinical trial plans could result in changes to the current plan.

Additionally, we have used and may continue to use a different manufacturing process for our AAV gene therapy vector in the RESTORE-1 Phase 2 clinical trial and the planned RESTORE-2 Phase 3 clinical trial. We have begun to manufacture VY-AADC (NBIb-1817) using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in the Phase 1 clinical trials. We have also begun to use our baculovirus/Sf9 system to manufacture other of our product candidates including VY-HTT01. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of the RESTORE-1 Phase 2 clinical trial and the potential RESTORE-2 Phase 3 clinical trial in Parkinson’s disease may differ from the results of the PD-1101 Phase 1b or the separate PD-1102 Phase 1 clinical trial based on the use of VY-AADC (NBIb-1817) manufactured using our baculovirus/Sf9 system as opposed to using HEK 293 cells.

We may in the future conduct, and intend to conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct one or more of our clinical trials or include sites in current or future clinical trials outside the United States.

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

Other risks inherent in conducting international clinical trials or using international trial sites include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
●	the administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
●	the failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;
●	foreign exchange fluctuations;
●	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
●	political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks, including the current coronavirus disease 2019, or COVID-19, pandemic.

We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or successful outcome of our preclinical testing and studies. Our ability to complete our preclinical testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, we may be unable to complete such preclinical testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates that are customarily imported from the People’s Republic of China, or the PRC, and current trade relations between the United States and the PRC has made the sourcing of these non-human primates challenging. We have encountered, and may continue to encounter, delays in obtaining a sufficient supply of such non-human primates to enable the conduct of our preclinical studies and testing. Our inability to obtain a sufficient supply of these non-human primates in a timely manner or at all may impair our ability to complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions or delay the submission of such applications.

Additionally, we cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical and clinical programs.

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a Phase 1b clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. While we have received written feedback from the FDA on these requests and plan to submit our complete response to the FDA in the first half of 2021, we cannot be certain that these requests will be resolved promptly or at all and when, or if, we will be permitted to initiate our Phase 1b clinical trial for VY-HTT01.

We also have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC Program to Neurocrine requires Neurocrine to be the sponsor of the RESTORE-1 Phase 2 clinical trial in any sites. The sponsorship transition required additional regulatory filings with and review by regulatory officials, and has led to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial. Following Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA, filing or approval. As previously discussed, in November 2020, the sponsor medical monitor and surgical core requested that the DSMB for the RESTORE-1 Phase 2 clinical trial review certain patient MRI abnormalities observed in some clinical trial participants in the ongoing clinical trial. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending its review of these additional data. In response to the DSMB’s recommendation, we and Neurocrine decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine had submitted the required expedited IND safety reports related to these matters and the DSMB was able to complete its evaluation. In December 2020, the FDA notified Neurocrine that it had placed a clinical hold on the RESTORE-1 Phase 2 clinical trial. The DSMB met to review additional patient data in January 2021 and characterized the MRI abnormalities as having uncertain clinical significance and requested that Neurocrine provide additional information.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological diseases;
●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC (NBIb-1817) and VY-HTT01;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials such as the VY-AADC (NBIb-1817) RESTORE-1 Phase 2 and RESTORE-2 Phase 3 clinical trials in which we have historically used, and expect to use, the ClearPoint System, which is only available at a small number of academic medical centers in the United States;
●	the ability to commercially launch V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
●	willingness of patients to participate in a placebo-controlled trial, including a trial utilizing sham surgery;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities or collaborators on trial design, implementation, management, or other aspects of the clinical trial;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
●	imposition of a clinical hold by regulatory authorities, such as the clinical hold that the FDA placed on the IND application for our planned Phase 1b clinical trial of VY-HTT01 in October 2020 or the clinical hold that the FDA placed on the IND application for the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) in Parkinson’s disease in December 2020; or
●	as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites or the decision by us or our collaborators, such as the pause in screening and enrollment of patients in the RESTORE-1 Phase 2 clinical trial in Parkinson’s disease, or the requirement of regulators or IRBs to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial at a rate higher than we anticipate;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	receipt of negative or inconclusive clinical trial results;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	the cost of clinical trials of our product candidates may be greater than we anticipate.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 are designed to be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. There are risks associated with direct delivery of AAV gene therapy into the brain. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), have used and may continue to use the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b clinical trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). We may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with CLPT in future trials. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

In the RESTORE-1 Phase 2 clinical trial, MRI abnormalities have been observed in some of the participants. To assist Neurocrine, the study sponsor, we continue to examine the potential causes and clinical implications of these abnormalties.

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

Disruptions at the FDA and other agencies may also prolong the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., or AskBio (acquired by Bayer), Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc. (merged with AskBio), Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or

MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc. (acquired by Eli Lilly), PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Sio Gene Therapies, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by Roche), StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that VY-AADC (NBIb-1817) will potentially compete with a variety of therapies currently marketed and in development for Parkinson’s disease, including DBS marketed by Medtronic plc, Abbott Laboratories (acquired from St. Jude Medical in 2017), and other medical device companies, DUOPA/Duodopa marketed by AbbVie, as well as other novel, non-oral forms of levodopa, including Mitsubishi Tanabe Pharma’s ND0612 (acquired from NeuroDerm in 2017), Acorda Therapeutics’ inhaled levodopa, INBRIJA, and Sunovion Pharmaceuticals’, or Sunovion’s, sublingual apomorphine, KYNMOBI. Gene therapy competition for Parkinson’s disease includes AAV2-GDNF being developed by Brain Neurotherapy Bio, Inc. and AAV-GAD being developed by MeiraGTx. Sio Gene Therapies, Inc. is developing a second generation LentiVector gene therapy, AXO-Lenti-PD (previously OXB-102, licensed from Oxford Biomedica in 2018).

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	VY-HTT01 for Huntington’s disease will potentially compete with RG6042 (IONIS-HTTRx) being developed by Roche in collaboration with Ionis Pharmaceuticals, Inc., or Ionis, WVE-120101, WVE-120102, and WVE-003 being developed by WAVE Life Sciences Ltd. in collaboration with Takeda Pharmaceutical Company Limited, or Takeda, a Zinc Finger Protein (ZFP) therapy being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;
●	VY-SOD102 for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.; VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, Inc., and LEXEO Therapeutics, Inc.;
●	VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.; and
●	Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

We are also aware of several companies and institutions who have developed or are developing real-time, intra-operative, MRI-compatible devices that would compete with V-TAG. Investigators in the PD-1101 Phase 1b, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817) have used and may continue to use the ClearPoint System from CLPT.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In February 2018, we entered into an exclusive collaboration and option agreement with AbbVie, which we refer to as the AbbVie Tau Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products for the treatment of diseases of the central nervous system and other neurodegenerative diseases related to defective or excess aggregation of tau protein in the human brain, including Alzheimer’s disease. Under the terms of the AbbVie Tau Collaboration Agreement, we received an upfront payment of $69.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Tau Collaboration Agreement, effective August 3, 2020. We continue to advance the research and development efforts related to vectorized antibodies, including vectorized antibody compounds comprised of an AAV or other virus vector genome that encodes one of more antibodies that target and bind to a tau protein. We are currently evaluating our options for advancing these efforts individually or with potential collaborators. If we seek another collaboration partner for the program, we may be unable to find a suitable collaborator on a timely basis, on terms acceptable to us, or at all. If we opt to progress this program ourselves, our expenditures would increase, and we might lack the resources or expertise that an appropriate collaboration partner could provide. If we are unable to find a suitable collaboration partner or unable or unwilling to increase our financial commitment to the tau program to undertake its development, we may have to delay or curtail the program.

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

Upon the occurrence of specified events for each program, Neurocrine agreed to assume responsibility for development, manufacturing and commercialization activities for such program and to pay us milestones and royalties on future net sales. For each of the VY-AADC Program and the FA Program, we have the option to co-develop and co-commercialize such program upon the occurrence of a specified event. Should we elect to exercise our co-development and co-commercialization option, we and Neurocrine have agreed to enter into a cost- and profit-sharing arrangement whereby we and Neurocrine agree to jointly develop and commercialize Collaboration Products for such program and share in its costs, profits and losses, and we forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable co-development and co-commercialization agreement. As described above, our research and development activities in connection with a collaboration might not be successful. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. If Neurocrine were to terminate the agreement, we would become responsible for all research and development expenses relating to the Neurocrine Programs, and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement.

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

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine will expire, and we will regain worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement. We plan to determine the potential path forward for the VY-AADC Program based on, among other things, the additional information being collected by Neurocrine in response to the DSMB requests.

In February 2019, we entered into a collaboration agreement, which we refer to as the AbbVie Alpha-Synuclein Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products directed against alpha-synuclein for indications including Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Alpha-Synuclein Collaboration Agreement, effective August 3, 2020. We are continuing to evaluate our options for the future of our alpha-synuclein program. If we seek another collaboration partner for the program, we may be unable to find a suitable collaborator on a timely basis, on terms acceptable to us, or at all. If we opt to progress this program ourselves, our expenditures would increase, and we might lack the resources or expertise that an appropriate collaboration partner could provide. If we are unable to find a suitable collaboration partner or unable or unwilling to increase our financial commitment to the alpha-synuclein program to undertake its development, we may have to delay or curtail the program.

We have only used the ClearPoint System to deliver our product candidates to date. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

The surgical approach that we are using for VY-AADC (NBIb-1817) is similar, in some respects, to the stereotactic approach used for DBS. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen using real-time, intra-operative MRI, scans to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and may continue to use the real-time, intra-operative, MRI imaging system known as the ClearPoint System. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. Investigators have used the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may continue to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817), as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

We have developed V-TAG as our real-time, intra-operative device that is compatible with MRI imaging and can be used with other neuro-navigational systems to dose VY-AADC (NBIb-1817) and for other surgical procedures. We believe that the experience we have gained from delivering VY-AADC (NBIb-1817) in our clinical trials to date and our work to develop V-TAG may inform AAV gene therapy delivery for our Huntington’s Program and other projects. In July 2018, we received 510(k) regulatory clearance of V-TAG from the CDRH. There are additional steps needed in making this device available for use, including the manufacture of the product and compliance with state and federal laws and regulations for medical devices.

We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, we entered into a master services and supply agreement with CLPT for the development and manufacture of devices, including V-TAG. This agreement provides for CLPT to perform certain manufacturing, supply, development and other services, including the supply of the ClearPoint System and cannula devices. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT, and expect to work with CLPT on the manufacturing and clinical supply of the device.

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

Collaboration agreements may not lead to the development or commercialization of product candidates in the most efficient manner, or at all. If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. For example, the proposed 2021 budgets for certain programs under our collaboration with Neurocrine are contingent on the progress and status of those programs in the first quarter of 2021.  In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, Neurocrine may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. The protocol for the RESTORE-1 Phase 2 clinical trial states that the clinical trial is intended to be conducted at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. If any locations terminate a particular clinical trial, we or our collaborators would be required to find other parties or locations to conduct such clinical trial. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

We presently manufacture our products using either an insect cell AAV production system or a mammalian cell system. We are aware of third parties which also use these systems in the manufacture of their products and who hold intellectual property on their AAV manufacturing systems. If we determine that access to certain third-party intellectual property is necessary for the manufacturing of our products and product candidates and are unable to license or otherwise access this intellectual property, it would impact our ability to produce products for commercial sale or product candidates for preclinical testing or clinical trials and our development timelines and operations timelines could be adversely affected.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. Several of our current preclinical programs have previously been part of collaborations with third parties. While we have invested significant resources in these programs, we may decide in the future to cease development activities on one or more of them.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the U.S. Supreme Court is expected sometime in 2021. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and other jurisdictions. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several Executive Orders intended to lower the costs of prescription drug products. Certain of these Executive Orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these Executive Orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In other countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates to other available therapies. If reimbursement of our products or product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

The COVID-19 pandemic continues to evolve rapidly. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the initial wave of the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Certain of our clinical trial sites and collaboration partners have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19. Additionally, we have experienced, and may continue to experience, delays in services provided to us by CROs and third-party manufacturers.

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

Additionally, prior to the FDA’s imposition of a clinical hold on the RESTORE-1 Phase 2 clinical trial, we experienced a slower pace of enrollment in the clinical trial than we had expected because we and our collaboration partner Neurocrine paused patient screening in April 2020 to evaluate, among other things, the safety of trial participants due to the COVID-19 pandemic.

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

Under the Neurocrine Collaboration Agreement, Neurocrine agreed to fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). If Neurocrine had not terminated the Neurocrine Collaboration Agreement with respect to VY-AADC (NBIb-1817), after the data readout of the RESTORE-1 Phase 2 clinical trial, we would have had the option to either: (1) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the Neurocrine Collaboration Agreement for the FA Program, Neurocrine has agreed to fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 clinical trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

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

For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using non-AAV gene therapy vectors. Adverse events and SAEs in our clinical trials such as the MRI abnormalities detected in some patients dosed in the RESTORE-1 Phase 2 clinical trial, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

If we obtain approval to commercialize our product candidates outside of the United States, in particular in the United Kingdom or European Union, a variety of risks associated with international operations could harm our business.

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism; natural disasters including earthquakes, typhoons, floods and fires; or economic or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

We may be subject to damages resulting from claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or from claims asserting ownership of what we regard as our own intellectual property.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain as the courts address issues such as patenting genes or gene products. Recent guidance provided under Berkheimer v HP, Inc. (April 19, 2018) and Vanda Pharmaceuticals, Inc. v West-Ward Pharmaceuticals (June 7, 2018) instruct USPTO examiners on the ramifications of the court rulings as applied to method of treatment claims, natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.

We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the court decisions referenced above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact decisions from the U.S. Supreme Court’s decisions in Mayo Collaborative Services v. Prometheus Laboratories and Molecular Pathology v. Myriad Genetics, Inc. or other applicable court decisions may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have an adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars.

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

We own service mark registrations in the USPTO for the marks “VOYAGER THERAPEUTICS” and “VOYAGER THERAPEUTICS Logo” and European Community trademark registrations for the marks “V-TAG” and “VOYAGER TRAJECTORY ARRAY GUIDE.” Our trademarks or our trade name may be challenged, infringed, circumvented or declared generic or found to infringe prior third-party marks. We may not be able to protect our rights in our trademarks or in our trade name, which we need in order to build name recognition among potential partners or customers in our markets of interest. It is possible that competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of prior registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade name. Over the long term, if we are unable to establish name recognition based on our trademarks and trade name, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce and protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights and other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Access to the USPTO and other patent offices has been restricted by government mandated shelter-in-place or stay-home orders thereby limiting our ability to appear before any tribunal in support of our intellectual property. Should the remaining electronic access to these tribunals be interrupted or non-existent, we may not be able to secure, defend or enforce patent protections in all jurisdictions.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock as of December 31, 2020. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2020 through December 31, 2020, the sales price of our common stock ranged from a high of $14.80 to a low of $6.26 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize our product candidates. As described in “Part II, Item 3—Legal Proceedings,” we and certain of our current and former officers and directors have been named as defendants in a purported class action lawsuit. This proceeding and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

We have been a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

As we have previously qualified as a smaller reporting company, or SRC, we have been permitted to rely, and have relied, on the reduced disclosure requirements available to SRCs, including reduced disclosure obligations regarding executive compensation. Our ability to rely on the reduced disclosure requirements available to SRCs will cease after the filing of this Annual Report on Form 10-K, including those portions of our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders incorporated by reference into Part III of this Annual Report on Form 10-K.

We are currently subject to legal actions and proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

The market prices of securities of companies in the biotechnology and pharmaceutical industry, including the market price of our common stock, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against us and certain of our current and former officers and directors. The complaint seeks, among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

In connection with such legal proceedings, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We expect these expenses to increase as we will no longer be able to rely on the reduced disclosure requirements available to SRCs. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have been required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404, we must engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and execute a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and carryout a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

General Risk Factors

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020 and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act or the CAA.

We might not be able to utilize a significant portion of our net operating loss carryforwards.

As of December 31, 2020, we had both federal and state NOL carryforwards of $153.4 million and $140.9 million, respectively, which expire beginning in 2033. These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the FFCR Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Code and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Our company has completed several transactions since its inception which resulted in an ownership change under Section 382 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts. Other operations, including laboratory space, are located in Lexington, MA. We lease our office and laboratory space, which consist of approximately 74,000 square feet located in two locations in Cambridge, Massachusetts and 32,142 square feet located in Lexington, MA.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2020, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against us and certain of our current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint purports to be brought on behalf of stockholders who purchased our common stock between June 1, 2017 and November 9, 2020. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Huntington’s Program and our IND for VY-HTT01. The complaint seeks, among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. We deny any allegations of wrongdoing and believe we have a valid defense against these claims and, therefore, intend to vigorously defend ourselves against this lawsuit.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock.

Stockholders

As of February 19, 2021, there were approximately 14 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In the year ended December 31, 2020, we issued non-statutory stock options to purchase an aggregate of 172,500 shares of our common stock and restricted stock unit awards settleable for an aggregate of 29,000 shares of our common stock, respectively, to three individuals, in each case outside of our 2015 Stock Option and Incentive Plan as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement awards prior to the time at which the awards become exercisable or settleable, as applicable.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior collaboration with Sanofi Genzyme, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration which commenced in February 2019 and was terminated in August 2020, and our ongoing collaboration with Neurocrine, or the Neurocrine Collaboration, which commenced in March 2019. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement.

In February 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration solely with regards to the VY-AADC Program, effective August 2, 2021, or the Neurocrine VY-AADC Program Termination

Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. We intend to support Neurocrine, the clinical trial sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. As a result of the termination, subsequent to the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine will no longer reimburse us for research and development activities related to the VY-AADC Program.

We have incurred significant operating losses in every year prior to 2020. We reported a net income of $36.7 million for the year ended December 31, 2020 primarily due to revenue recognition in connection with the terminations of our prior collaborations with AbbVie. As of December 31, 2020, we had an accumulated deficit of $275.9 million. We reported a net loss of $43.6 million and $88.3 million for the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with Neurocrine, the IND holder and RESTORE-1 clinical trial sponsor, to determine the potential path forward for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease based on, among other things, the additional information being collected by Neurocrine in response to the DSMB;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs and seek to resolve the clinical hold on VY-HTT01 for the treatment of Huntington’s disease;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for our product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2020, we recognized $50.8 million of collaboration revenue from the AbbVie Tau Collaboration, inclusive of the recognition of $46.3 million related to its termination, $63.7 million of collaboration revenue from the AbbVie Alpha-Synuclein Collaboration, inclusive of the recognition of $58.9 million related to its termination, and $56.7 million of collaboration revenue from the Neurocrine Collaboration. For additional information about our revenue recognition policy related to the collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration agreement with Neurocrine and any other strategic collaborations we may enter into in the future. If our development efforts are successful, we may also generate revenue from product sales.

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

Research and development activities are central to our business model. We expect research and development costs to increase for the foreseeable future as our development programs progress and as we seek to move our other product candidates, including VY-HTT01 as a treatment for Huntington’s disease, into clinical trials. We expect that Neurocrine’s partial termination of the Neurocrine Collaboration Agreement will decrease research and development costs related to the VY-AADC Program. However, we continue to evaluate the potential path forward for the VY-AADC Program and, if sponsorship of the RESTORE-1 Phase 2 clinical trial were transferred back to us, we would expect a significant increase in research and development costs above our current forecasts.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the ongoing research and development activities and initiation of clinical trials for our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, business development activities, and investor relations costs.

Other Income (Expense)

Interest and other income (expense) consists primarily of interest income on our marketable debt securities and the gain or loss on the equity securities investment in ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT.

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

Revenue Recognition – ASC 606

In the year ended December 31, 2020, our revenue was generated from the AbbVie Tau Collaboration, the AbbVie Alpha-Synuclein Collaboration, and the Neurocrine Collaboration. We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606 Revenue from Contracts with Customers, or ASC 606. Effective January 1, 2018, we adopted the provisions of ASC 606 using the modified retrospective transition method. Under this method, we recorded the cumulative effect of initially applying the new standard to all contracts as of the date of adoption.

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

Upfront payments and fees are recorded as contract liabilities within deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our rights to consideration are unconditional. A significant portion of revenue recognized from the Neurocrine Collaboration is related to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs. We estimate the expected remaining costs to complete the research and development services for each performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure and related revenue recognition.

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

Results of Operations

Comparison of the years ended December 31, 2020 and 2019:

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2020	2019	Change

	(in thousands)
Collaboration revenue	$171,128	$104,391	$66,737
Operating expenses:
Research and development	108,753	119,735	(10,982)
General and administrative	34,991	36,335	(1,344)
Total operating expenses	143,744	156,070	(12,326)
Other income:
Interest income	1,659	6,457	(4,798)
Other income	7,698	1,625	6,073
Total other income	9,357	8,082	1,275
Net income (loss)	$36,741	$(43,597)	$80,338

Collaboration Revenue

Collaboration revenue was $171.1 million for the year ended December 31, 2020, and $104.4 million for the year ended December 31, 2019. The $66.7 million increase in collaboration revenue in 2020 was primarily a result of the termination of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration in August 2020. We recognized $50.8 million related to research services from the AbbVie Tau Collaboration in the year ended December 31, 2020. This amount included $4.5 million related to research services provided prior to the termination date and $46.3 million of deferred revenue remaining under the agreement at the termination date as all of our obligations were complete as of September 30, 2020. We also recognized $63.7 million related to research services from the AbbVie Alpha-Synuclein Collaboration in the year ended December 31. 2020. This amount included $4.8 million related to research services provided prior to the termination date and $58.9 million of deferred revenue remaining under the agreement at the termination date as all of our obligations were complete as of September 30, 2020. Additionally, we recognized $56.7 million of revenue related to the Neurocrine Collaboration for collaboration-related services provided and expenses reimbursed in the year ended December 31, 2020. We expect the termination of the collaboration related to VY-AADC Program will result in a decrease in revenue related to services provided and expenses reimbursed from the Neurocrine Collaboration.

Our collaboration revenues were not materially impacted by the COVID-19 pandemic during the year ended December 31, 2020. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense decreased by $10.9 million from $119.7 million for the year ended December 31, 2019 to $108.8 million for the year ended December 31, 2020. The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020	2019	Change

	(in thousands)
External research and development expenses	$44,698	$64,212	$(19,514)
Employee and contractor related expenses	44,895	38,211	6,684
Facility, technology, and other expenses	18,634	16,693	1,941
License fees	526	619	(93)
Total research and development expenses	$108,753	$119,735	$(10,982)

The decrease in research and development expense for the year ended December 31, 2020 was primarily attributable to the following:

●	a reduction of approximately $19.5 million for external research and development costs primarily related to clinical and manufacturing activities related to the VY-AADC Program, and preclinical and manufacturing activities related to our VY-HTT01 Program for Huntington’s disease;
●	offset by an increase of approximately $6.7 million for employee-related and consultant compensation costs as we continue to increase research and development headcount to support our internal efforts on program activities; and
●	an increase of approximately $1.9 million for facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue;

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

General and Administrative Expense

General and administrative expense decreased by $1.3 million from $36.3 million for the year ended December 31, 2019 to $35.0 million for the year ended December 31, 2020. The change in general and administrative expense was primarily attributable to the following:

●	a decrease of approximately $1.8 million for legal and intellectual property expenses;
●	offset by an increase of approximately $0.5 million for compensation costs associated with the increase in administrative function headcount;

Other Income, Net

Interest and other income of approximately $9.4 million and $8.1 million was recognized in the years ended December 31, 2020 and 2019, primarily driven by $7.7 million and $1.6 million in the years ended December 31, 2020 and 2019, respectively, related to gains on our common stock investment in and warrants to purchase shares of common stock of CLPT, and interest income on marketable securities balances.

Comparison of year ended December 31, 2019 and 2018:

The following table summarizes our results of operations for the year ended December 31, 2019 and 2018, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2019	2018	Change

	(in thousands)
Collaboration revenue	$104,391	$7,619	$96,772
Operating expenses:
Research and development	119,735	64,905	54,830
General and administrative	36,335	33,809	2,526
Total operating expenses	156,070	98,714	57,356
Other income:
Interest income	6,457	3,310	3,147
Other income (expense)	1,625	(683)	2,308
Total other income, net	8,082	2,627	5,455
Loss before income taxes	(43,597)	(88,468)	44,871
Income tax benefit	—	180	(180)
Net loss	$(43,597)	$(88,288)	$44,691

Collaboration Revenue

Collaboration revenue was $104.4 million for the year ended December 31, 2019, and $7.6 million for the year ended December 31, 2018. The $96.8 million increase in collaboration revenue in 2019 was primarily a result of the termination of the Sanofi Genzyme Collaboration in June 2019, as well as our entries into the Neurocrine Collaboration and AbbVie Alpha-Synuclein Collaboration in the beginning of 2019. As a result of the termination, we paid $10.0 million to Sanofi Genzyme and paid an additional $10.0 million in September 2020 after the filing of an IND application for a product candidate incorporating certain intellectual property rights developed under or substantially related to VY-HTT01 for Huntington’s disease, or a Post-Termination HD Product. We recognized $31.8 million of revenue related to the Sanofi Genzyme Collaboration in 2019. This amount includes $2.9 million related to research services provided prior to the termination date, $0.2 million of in-kind related services, and $48.7 million of deferred revenue remaining under the agreement at the termination date. These amounts were offset by the $10.0 million paid in June 2019 and the $10.0 million paid to Sanofi Genzyme related to the filing of an IND application in September 2020. Additionally, we recognized $11.3 million, $1.3 million, and $60.0 million of revenue related to the AbbVie Tau Collaboration, AbbVie Alpha-Synuclein Collaboration, and the Neurocrine Collaboration, respectively, for collaboration-related services provided and expenses reimbursed.

Research and Development Expense

Research and development expense increased by $54.8 million from $64.9 million for the year ended December 31, 2018 to $119.7 million for the year ended December 31, 2019. The following table summarizes our research and development expenses, for the year ended December 31, 2019 and 2018, respectively:

	Year ended
	December 31,
	2019	2018	Change

	(in thousands)
External research and development expenses	$64,212	$28,890	$35,322
Employee and contractor related expenses	38,211	26,075	12,136
Facility, technology, and other expenses	16,693	9,305	7,388
License fees	619	635	(16)
Total research and development expenses	$119,735	$64,905	$54,830

The change in research and development expense was primarily attributable to research and development, and included the following:

●	approximately $35.3 million for increased external research and development costs primarily related to clinical and manufacturing activities for the VY-AADC Program, and preclinical and manufacturing activities for the Huntington’s Program.
●	approximately $12.1 million for increased research and development employee-related and consultant compensation costs (including an increase of $2.7 million in stock-based compensation) as we continue to increase research and development headcount to support our program pipeline; and
●	approximately $7.4 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 64 Sidney Street and 75 Sidney Street;

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

Income Tax

There was no income tax payable for the year ended December 31, 2019. We recorded an income tax benefit of $0.2 million in the year ended December 31, 2018 related to our alternative minimum tax, or AMT, liability.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, the Sanofi Genzyme Collaboration which commenced in February 2015 and was terminated in June 2019, the AbbVie Tau Collaboration which commenced in February 2018 and was terminated in August 2020, the AbbVie Alpha-Synuclein Collaboration which commenced in February 2019 and was terminated in August 2020, and the Neurocrine Collaboration, which commenced in March 2019.

In February 2021, Neurocrine notified us it had elected to terminate the Neurocrine Collaboration solely with regards to the VY-AADC Program, effective August 2, 2021. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. As a result of the termination, subsequent to the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine will no longer reimburse us for research and development activities related to the VY-AADC Program.

As of December 31, 2020, we had cash, cash equivalents, and marketable debt securities of $174.8 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020, 2019, and 2018.

	Year ended
	December 31,
	2020	2019	2018

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(96,716)	$48,666	$(15,887)
Investing activities	112,995	(90,477)	26,467
Financing activities	3,163	80,994	4,749
Net increase in cash and cash equivalents	$19,442	$39,183	$15,329

Cash Flows from Operating Activities

Net cash used in operating activities was $96.7 million during the year ended December 31, 2020. The cash used in operating activities for the year ended December 31, 2020 was primarily driven by the one-time recognition of $105.2 million deferred revenue related to the termination of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration, offset by $36.7 million of net income, and changes in working capital.

Net cash provided by operating activities was $48.7 million during the year ended December 31, 2019 and was primarily due to an increase in cash received of $157.0 million from the upfront payments related to the AbbVie Alpha-Synuclein Collaboration and the Neurocrine Collaboration, offset by an increase of $57.4 million in operating expenses, net of stock-based compensation and depreciation, as we increased our research and development activities and infrastructure to support our program initiatives.

Net cash used in operating activities was $15.9 million during the year ended December 31, 2018 and was primarily due to an increase in deferred revenue of $69.0 million from the upfront payment related to the AbbVie Tau Collaboration in 2018, offset by a $16.7 million increase in operating expenses, net of stock-based compensation and depreciation, due to increased research and development activities, as well as higher general and administrative expenses. The decrease in cash used in operating activities was also offset by an increase in prepaid expenses and other current assets as well as a decrease in accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $113.0 million during the year ended December 31, 2020. The cash provided by investing activities for the year ended December 31, 2020 was primarily due to proceeds from maturities of marketable securities of $195.5 million, offset by purchases of marketable securities of $70.4 million and purchases of property and equipment of $12.3 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.2 million during the year ended December 31, 2020 primarily due to the proceeds from the exercise of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement amounts expected from development costs related to the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, our collaborators’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners, and any decisions by our collaborators to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses, such as our investment in CLPT;
●	the costs related to evaluating possible alternative devices that may be useful in the delivery of our product candidates, including our potential delivery devices, such as the variable trajectory array guide, or V-TAG®;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;

●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments related to ongoing programs under the Neurocrine Collaboration. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

Contractual Obligations

We enter into agreements in the normal course of business with clinical research organizations, contract manufacturing organizations, and institutions to license intellectual property. These contracts are cancelable at any time by us, generally upon 30 to 90 days prior written notice.

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

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts. We expect lease costs under these commitments to total $7.8 million in 2021 and increase annually; in 2025, we expect total lease costs of approximately $9.6 million.

As described elsewhere in this Annual Report on Form 10-K including in “Part I, Item 1—Business,” we are also currently party to a collaboration agreement with Neurocrine.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable rules of the Securities and Exchange Commission, or the SEC.

Smaller Reporting Company Status

We previously qualified as a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have relied, on the reduced disclosure requirements available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of this Annual Report on Form 10-K, including those portions of our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Voyager Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voyager Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2021

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases, and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition under the proportional performance model
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, in 2019 the Company entered into a Collaboration Agreement which resulted in collaboration revenue of $56.7 million for the year ended December 31, 2020. The Company recognizes consideration allocated to each performance obligation using the proportional performance method. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs.

Auditing collaboration and other research and development revenue recognized was especially challenging and judgmental because the proportional performance calculation involves subjective management assumptions about estimates of the expected remaining costs to complete the research and development services for each performance obligation. Changes in expected remaining costs to complete can have a material effect on the amount of collaboration revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process, evaluated the design and tested the operating effectiveness of internal controls over the Company’s collaboration revenue recognition process. Our procedures included, among others, testing the Company’s internal controls over the completeness and accuracy of management’s estimates of the expected remaining costs to complete the research and development services for each performance obligation.

Our audit procedures included, among others, the inspection of the Company’s contract and testing of the completeness and accuracy of the underlying data used to determine the expected remaining costs to complete the research and development services for each performance obligation. We performed inquiries of research and development personnel to validate management’s estimates and compared management’s estimates to the required performance obligations in the contract to assess the reasonableness of the proportional performance calculation. We also performed a retrospective review to assess the Company’s historical estimates of the remaining hours to complete the research and development services and a sensitivity analysis to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 25, 2021

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$104,440	$86,042
Marketable securities, current	76,698	195,491
Related party collaboration receivable	8,012	18,496
Prepaid expenses and other current assets	8,619	4,630
Total current assets	197,769	304,659
Property and equipment, net	25,435	17,986
Deposits and other non-current assets	2,316	1,723
Marketable securities, non-current	—	1,920
Operating lease, right-of-use assets	36,064	28,472
Total assets	$261,584	$354,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$634	$4,070
Accrued expenses	14,205	21,516
Other current liabilities	4,198	3,193
Deferred revenue, current	7,729	47,233
Total current liabilities	26,766	76,012
Deferred revenue, non-current	36,088	147,260
Other non-current liabilities	44,410	31,976
Total liabilities	107,264	255,248
Commitments and contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 37,368,027 and 36,865,116 shares issued and outstanding at December 31, 2020 and 2019, respectively	37	37
Additional paid-in capital	430,324	412,227
Accumulated other comprehensive loss	(134)	(104)
Accumulated deficit	(275,907)	(312,648)
Total stockholders’ equity	154,320	99,512
Total liabilities and stockholders’ equity	$261,584	$354,760

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2020	2019	2018
Collaboration revenue	$171,128	$104,391	$7,619
Operating expenses:
Research and development	108,753	119,735	64,905
General and administrative	34,991	36,335	33,809
Total operating expenses	143,744	156,070	98,714
Operating income (loss)	27,384	(51,679)	(91,095)
Other income (expense), net:
Interest income	1,659	6,457	3,310
Other income (expense), net	7,698	1,625	(683)
Total other income	9,357	8,082	2,627
Income (loss) before income taxes	36,741	(43,597)	(88,468)
Income tax benefit	—	—	180
Net income (loss)	$36,741	$(43,597)	$(88,288)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale-securities	(30)	29	34
Total other comprehensive (loss) income	(30)	29	34
Comprehensive income (loss)	$36,711	$(43,568)	$(88,254)

Net income (loss) per share, basic	$0.99	$(1.21)	$(2.75)
Net income (loss) per share, diluted	0.98	(1.21)	$(2.75)

Weighted-average common shares outstanding, basic	37,132,447	35,898,266	32,065,781
Weighted-average common shares outstanding, diluted	37,348,514	35,898,266	32,065,781

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	31,572,044	$32	$295,019	$(287)	$(160,713)	$134,051
Exercises of vested stock options	384,186	—	3,891	—	—	3,891
Vesting of restricted stock	319,891	—	9	—	—	9
Issuance of common stock under ESPP	88,774	—	969	—	—	969
Stock-based compensation expense	—	—	15,710	—	—	15,710
Unrealized gain on available-for-sale securities, net of tax	—	—	—	34	—	34
Cumulative-effect adjustment to beginning accumulated deficit and statement of operations resulting from ASU No. 2016-01	—	—	—	120	(120)	—
Modified retrospective adjustment to beginning accumulated deficit and deferred revenue resulting from ASU No. 2014-09	—	—	—	—	(19,930)	(19,930)
Net loss	—	—	—	—	(88,288)	(88,288)
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	250,276	1	2,713	—	—	2,714
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Issuance of common stock under ESPP	70,217	—	663	—	—	663
Stock-based compensation expense	—	—	15,640	—	—	15,640
Unrealized gain on available-for-sale securities, net of tax	—	—	—	29	—	29
Net loss	—	—	—	—	(43,597)	(43,597)
Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	228,436	—	2,319	—	—	2,319
Vesting of restricted stock units	170,367	—	—	—	—	—
Issuance of common stock under ESPP	104,108	—	1,279	—	—	1,279
Stock-based compensation expense	—	—	14,499	—	—	14,499
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(30)	—	(30)
Net income	—	—	—	—	36,741	36,741
Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2020	2019	2018
Cash flow from operating activities
Net income (loss)	$36,741	$(43,597)	$(88,288)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	14,934	15,640	15,710
Depreciation	3,817	2,765	2,117
Amortization of premiums and discounts on marketable securities	27	(3,584)	(2,163)
In-kind research and development expenses	—	616	176
Deferred rent	—	—	52
Change in fair value for common stock and warrants to purchase equity securities	(7,698)	(1,612)	807
Changes in operating assets and liabilities:
Related party collaboration receivable	10,484	(18,496)	—
Prepaid expenses and other assets	(551)	1,675	(3,937)
Operating lease, right-of-use assets	(7,592)	2,951	—
Other non-current assets	275	(343)	(180)
Accounts payable	(3,436)	2,598	(282)
Accrued expenses	(6,480)	11,728	(1,600)
Operating lease liabilities	13,439	(2,506)	—
Lease incentive benefit	—	—	321
Deferred revenue	(150,676)	80,831	61,380
Net cash (used in) provided by operating activities	(96,716)	48,666	(15,887)
Cash flow from investing activities
Purchases of property and equipment	(12,097)	(7,718)	(4,305)
Proceeds from sale of equipment	—	172	—
Purchases of marketable securities	(70,403)	(494,231)	(333,228)
Proceeds from maturities or sales of marketable securities	195,495	411,300	364,000
Net cash provided by (used in) investing activities	112,995	(90,477)	26,467
Cash flow from financing activities
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	—	77,617	—
Proceeds from the exercise of stock options	2,319	2,714	3,889
Proceeds from the purchase of common stock under ESPP	844	663	860
Net cash provided by financing activities	3,163	80,994	4,749
Net increase in cash and cash equivalents	19,442	39,183	15,329
Cash, cash equivalents, and restricted cash beginning of period	86,777	47,594	32,265
Cash, cash equivalents, and restricted cash end of period	$106,219	$86,777	$47,594
Supplemental disclosure of cash and non-cash activities
Impact of adopting new accounting standards	$—	$—	$20,050
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$10,818	$30,964	$—
Capital expenditures incurred but not yet paid	$831	$434	$300

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

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (the “Neurocrine Collaboration Agreement”). The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industries, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary information and technology, protection against data breaches and other cybersecurity threats, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has incurred annual net operating losses in every year prior to 2020. As of December 31, 2020, the Company had an accumulated deficit of $275.9 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”), AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”).

Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to the Neurocrine Collaboration Agreement, will enable the Company to meet its planned operating expenses and capital expenditure requirements into mid-2022.

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

Marketable Securities

The Company classifies marketable debt securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable debt securities with a remaining maturity date greater than one year and marketable equity securities are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months. During 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. The common stock is considered an available-for-sale marketable equity security and is included in current marketable securities, and the warrants are included in current assets since they expire in September of 2021.

All available for sale debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in value of the investment, the Company uses a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. No other than temporary losses have been recognized.

Cash, cash equivalents, and marketable securities as of December 31, 2020 and 2019 consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$—	$—	$103,992
Marketable securities:
U.S. Treasury notes	70,348	—	6	70,342
Equity securities	1,220	5,136	—	6,356
Total marketable securities	$71,568	$5,136	$6	$76,698
Total money market funds and marketable securities	$175,560	$5,136	$6	$180,690
As of December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$—	$—	$78,303
Marketable securities:
U.S. Treasury notes	195,467	52	28	195,491
Equity securities	1,220	700	—	1,920
Total marketable securities	$196,687	$752	$28	$197,411
Total money market funds and marketable securities	$274,990	$752	$28	$275,714

All of the Company’s marketable debt securities at December 31, 2020 and 2019 have a contractual maturity of one year or less.

Restricted Cash

As of December 31, 2020 and 2019, the Company maintained restricted cash totaling approximately $1.8 million and $0.7 million, respectively, held in the form of money market accounts as collateral for the Company’s facility lease obligations. The balance is included within deposits in other non-current assets in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	As of December 31,
	2020	2019	2018

	(in thousands)
Cash and cash equivalents	$104,440	$86,042	$46,859
Restricted cash included in deposits and other noncurrent assets	1,779	735	735
Total cash, cash equivalents, and restricted cash	$106,219	$86,777	$47,594

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2020.

Revenue Recognition

As of December 31, 2020, all of the Company’s revenue has been generated from its collaboration agreements with Sanofi Genzyme, AbbVie, and Neurocrine.

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

Upfront payments and fees are recorded as contract liabilities within deferred revenue on the consolidated balance sheets until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Research and Development

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, external research, consultant costs, sponsored research, license fees, process development and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

Leases

Under Accounting Standards Codification (ASC) 842 Leases, which was adopted on January 1, 2019, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company's operating leases are recognized on its consolidated balance sheet as other long-term assets, other current liabilities, and other long-term liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease prepaid or deferred lease payments and are reduced by lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components as it pertains to the Company's leased premises generally refer to common area maintenance charges related to the premises.

Prior to January 1, 2019, rent expense and lease incentives from operating leases were recognized on a straight-line basis over the lease term. The difference between rent expenses recognized and rental payments was recorded as deferred rent in the accompanying consolidated balance sheets.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded, blended with the historical volatility of its common stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020, the Company does not have any significant uncertain tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains or losses on marketable securities.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net income (loss) per share, unvested restricted common stock and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock and outstanding stock options were excluded from the calculation of diluted net loss per share in the years ended December 31, 2019 and 2018, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the years ended December 31, 2019 and 2018.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive:

	As of December 31,
	2020	2019	2018
Unvested restricted common stock awards	156,863	176,471	235,294
Unvested restricted common stock units	527,625	455,404	—
Outstanding stock options	5,379,856	5,317,326	4,225,152
Total	6,064,344	5,949,201	4,460,446

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the year ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except share data)
Numerator:
Net income (loss)	$36,741	$(43,597)	$(88,288)
Denominator for basic net income (loss) per share:
Weighted average shares outstanding-basic	37,132,447	35,898,266	32,065,781
Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	37,132,447	35,898,266	32,065,781
Common stock options and restricted stock units	216,068	—	—
Weighted average shares outstanding-diluted	37,348,514	35,898,266	32,065,781

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

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company adopted the standard on January 1, 2020. Based on the composition of our investment portfolio, current market conditions, and historical credit loss activity, the adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted the standard on the required effective date of January 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The ASU will be effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact of ASU 2020-06 on the consolidated financial statements and does not expect it to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. The new standard will be effective for public business entities for fiscal years beginning after December 15, 2020. The Company is assessing the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$103,992	$—	$—
Marketable securities:
U.S. Treasury notes	70,342	70,342	—	—
Equity securities	6,356	6,356	—	—
Total marketable securities	$76,698	$76,698	$—	$—
Warrants to purchase equity securities	3,816	—	3,816	—
Total	$184,506	$180,690	$3,816	$—
December 31, 2019
Money market funds included in cash and cash equivalents	$78,303	$78,303	$—	$—
Marketable securities:
U.S. Treasury notes	195,491	195,491	—	—
Equity securities	1,920	1,920	—	—
Total marketable securities	$197,411	$197,411	$—	$—
Warrants to purchase equity securities	554	—	554	—
Total	$276,268	$275,714	$554	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the awards, (iii) the risk-free interest rate, and (iv) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of December 31, 2020 and 2019 are as follows.

	As of December 31,
	2020	2019
Risk-free interest rate	0.1%	1.6%
Expected dividend yield	—%	—%
Expected term (in years)	0.7	1.7
Expected volatility	89.2%	71.6%

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

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2020	2019

	(in thousands)
Warrants to purchase equity securities	$3,816	$554
Prepaid research and development contracts	1,674	1,999
Other current assets	1,575	1,398
Prepaid insurance	1,459	203
Accrued interest receivable	95	476
Total	$8,619	$4,630

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2020	2019

	(in thousands)
Laboratory equipment	$18,093	$13,748
Leasehold improvements	15,469	7,129
Furniture and office equipment	2,410	1,888
Construction in progress	866	2,188
Other	167	690
Total property and equipment	37,005	25,643
Less: accumulated depreciation	(11,570)	(7,657)
Property and equipment, net	$25,435	$17,986

The Company recorded $3.8 million, $2.8 million, and $2.1 million in depreciation expense during the years ended December 31, 2020, 2019, and 2018, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2020	2019

	(in thousands)
Research and development costs	$6,624	$13,248
Employee compensation costs	5,857	5,733
Professional services	1,153	897
Accrued goods and services	496	1,386
Other	75	252
Total	$14,205	$21,516

7. Lease obligation

Operating Leases

As of December 31, 2020, the Company has leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031. The Company gained control of and occupied the space in November of 2020.

The Company received leasehold improvement incentives from the landlord totaling $5.3 million for the 75 and 64 Sidney Street leases. The Company also received $5.6 million of leasehold improvement incentives for the 75 Hayden Avenue lease. The leasehold improvements have been capitalized as leasehold improvements and the Company recorded the incentives as a component of its right-of-use assets and is amortizing them as a reduction of lease expense over the life of the lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit of $1.8 million payable to the landlord as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and included in deposits and other non-current assets in the accompanying consolidated balance sheets.

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at December 31, 2020:

Total Minimum
Lease Payments
(in thousands)
2021	$7,822
2022	8,469
2023	8,723
2024	8,985
2025	9,644
Thereafter	19,945
Total future minimum lease payments	$63,588
Less: imputed interest	(15,981)
Total lease liabilities	$47,607
Reported as:
Other current liabilities	$4,198
Other non-current liabilities	43,409
Total lease liabilities	$47,607

Total lease cost for operating leases of approximately $6.2 million and $5.7 million was incurred during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted average remaining lease term was 6.8 years and the weighted average incremental borrowing rate used to determine the operating lease liabilities was 8.0%.

Total rent expense for the year ended December 31, 2018 recorded under ASC 840 Leases was approximately $4.0 million.

8. Other liabilities

As of December 31, 2020 and 2019, other current and non-current liabilities consisted of the following:

	As of December 31,
	2020	2019

	(in thousands)
Other current liabilities
Lease liabilities	4,198	3,193
Total other current liabilities	$4,198	$3,193

Other non-current liabilities
Lease liabilities	$43,409	$30,975
Other	1,001	1,001
Total other non-current liabilities	$44,410	$31,976

9. Commitments and contingencies

Significant Agreements

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the VY-AADC Program, (ii) the FA Program (collectively, the “Legacy Programs”); and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

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

Pursuant to development plans agreed by the parties, which are overseen by a joint steering committee (“JSC”), the Company has operational responsibility, subject to certain exceptions, for the conduct of each Neurocrine Program prior to the occurrence of a specified event for such Neurocrine Program (a “Transition Event”), as described below, and is required to use commercially reasonable efforts to develop the corresponding Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by the Company in conducting these activities for each Neurocrine Program, in accordance with an agreed budget for each Neurocrine Program. If the Company breaches its development responsibilities or in certain circumstances upon a change in control, Neurocrine has the right but not the obligation to assume the activities under such Neurocrine Program.

Upon the occurrence of a Transition Event for each Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817); (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such Discovery Program. For each Legacy Program, the Company was granted the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). The Company agreed, upon its exercise of a Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), and (i) jointly develop and commercialize Collaboration Products for such Legacy Program (“Co-Co Products”), (ii) share in its costs, profits and losses, and (iii) forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) and (ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate.

Under the Neurocrine Collaboration Agreement, subject to exceptions specified therein, the Company and Neurocrine agreed that profits and losses under the Company’s Co-Co Option would be allocated (i) 50% to Neurocrine and 50% to the Company for a Collaboration Product from the VY-AADC Program and (ii) 60% to Neurocrine and 40% to the Company for a Collaboration Product from the FA Program; provided, however, that Neurocrine would have the right to elect, within a specified period following the acceptance for filing of a biologics license application from the FDA, to pay a $35.0 million rate-shifting fee to the Company to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to the Company. The parties agreed that each Co-Co Agreement would provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

The Company’s research and development activities under the Neurocrine Collaboration Agreement are conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and are overseen by the JSC, as detailed in the Neurocrine Collaboration Agreement.

The parties have committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine has the right to nominate Targets for the two Discovery Programs. The Targets nominated for the Discovery Programs must be approved by a consensus of the JSC or the executive officers.

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine also agreed to pay the Company royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC Program, from the mid-teens to low thirties and the low-teens to low twenties, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) ten years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to

50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

Termination of VY-AADC Program

In February 2021, Neurocrine notified the Company that it had elected to terminate the Neurocrine Collaboration solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder.

As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program shall expire and the Company shall regain worldwide intellectual property rights regarding the VY-AADC Program, in each case in accordance with the terms of the Neurocrine Collaboration Agreement. The Company intends to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

Accounting Analysis

At inception, the Neurocrine Collaboration Agreement included the following performance obligations: (i) research and development services for each Legacy Program combined with a development and commercialization license for each such program and (ii) research and development services for each Discovery Program combined with a development and commercialization license for each program. The research services and license on a program by program basis are not distinct as Neurocrine cannot benefit from such license on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace.

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2020, the Company further revised the estimate of the expected reimbursement to $316.2 million based on current expectations. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

The Company allocated the fixed transaction price to the separate performance obligations based on the relative standalone selling price of each performance obligation or in the case of certain variable consideration to one or more performance obligations. The estimated standalone selling prices for performance obligations, that include a license and research services, were developed using the estimated selling price of the license, using comparable and market data, and an estimate of the overall effort to perform the research services along with a reasonable profit for research services.

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at December 31, 2020:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$86,480
FA Program	87,991
Discovery Program 1	72,247
Discovery Program 2	69,515
Total	$316,233

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

During the years ended December 31, 2020 and 2019, the Company recognized $56.7 million and $60.0 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2020, there was $43.8 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2020, there was $8.0 million of collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the year ended December 31, 2020:

	Balance at				Balance at
	December 31, 2019	Additions		Deductions	December 31, 2020

	(in thousands)
Related party collaboration receivable	$18,496		$35,952	$(46,436)	$8,012
Contract liabilities:
Deferred revenue	$70,040	$		$(26,351)	$43,689

The change in the receivables balance for the year ended December 31, 2020 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2020.

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

Termination of Agreement

On June 14, 2019 (the “Termination Date”), the Company and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement (the “Sanofi Genzyme Termination Agreement”). Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, the FA Program and the Future Program. The Company was relieved of its obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, the Company gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. The ex-U.S. rights to the FA Program were, in turn, transferred from the Company to Neurocrine pursuant to the collaboration and option agreement with Neurocrine. Additionally, the Company and Sanofi Genzyme entered into an Amended and Restated Option and License Agreement related to AAV capsids (the “Amended Capsid Agreement”). Under the Amended Capsid Agreement, Sanofi Genzyme obtained exclusive option rights to exclusively license up to two select novel AAV capsids owned or controlled by the Company for exclusive use for up to two non-central nervous system (“non-CNS”) indications.

Sanofi Genzyme granted the Company exclusive, irrevocable, perpetual, royalty-free, fully-paid sublicensable (through multiple tiers), non-transferable, worldwide licenses in Sanofi Genzyme’s interests in the collaboration technology generated under or used in the Huntington’s Program and the FA Program with respect to those programs pursuant to the Sanofi Genzyme Collaboration Agreement. In addition, Sanofi Genzyme has granted the Company non-exclusive, irrevocable, perpetual, royalty-free, fully-paid, sublicensable (through multiple tiers), non-transferable, worldwide licenses to the Sanofi Genzyme technology that was contributed to the Sanofi Genzyme Collaboration Agreement and was used in the development or manufacture of product candidates prior to the termination date.

Under the Sanofi Genzyme Termination Agreement, the Company made a $10.0 million upfront payment to Sanofi Genzyme and paid a $10.0 million milestone payment to Sanofi Genzyme within fifteen days of the filing of an investigational new drug (“IND”) application for a product candidate incorporating certain intellectual property rights developed under or substantially related to the Huntington’s Program (a “Post-Termination HD Product”). The Company has agreed to pay Sanofi Genzyme (i) 50% of any income received from sublicensing arrangements related to Post-

Termination HD Products in excess of specified thresholds and entered into prior to (a) the filing of an IND application for a Post-Termination HD Product or (b) the dosing of the first patient in a clinical trial for a Post-Termination HD Product in the United States or certain European countries, respectively and (ii) a low-double digit percentage of any income received from sublicensing arrangements outside the United States related to products incorporating intellectual property rights developed under, or substantially related to, the FA Program (collectively, “Post-Termination FA Products”), that are in excess of a specified threshold and entered into prior to the dosing of the first patient in a clinical trial for a Post-Termination FA Product in the United States or certain European countries, in each case, subject to certain limitations. The Company also agreed to pay low-single-digit royalties on net sales of Post-Termination HD Products. Under the Sanofi Genzyme Collaboration Agreement, the Company had rights to certain in-kind services. As of the effective date of the Sanofi Genzyme Termination Agreement, the Company waived its right to approximately $0.4 million in unused in-kind services, relinquished its rights to the Spinal Muscular Atrophy Program, and no longer has the right to receive any option payments, regulatory or commercial milestone payments or royalties from Sanofi Genzyme under the Sanofi Genzyme Collaboration Agreement.

The Company granted Sanofi Genzyme an exclusive royalty-free, fully-paid, sublicensable (through multiple tiers), non-transferable, worldwide license under the Company’s interest in the collaboration technology generated under or used in the Spinal Muscular Atrophy Program pursuant to the Sanofi Genzyme Collaboration Agreement to manufacture, develop, and commercialize any Spinal Muscular Atrophy product. Under the Amended Capsid Agreement, the Company has granted Sanofi Genzyme an exclusive option to evaluate up to four capsids for no consideration. During the capsid evaluation period, the Company has granted Sanofi Genzyme a non-exclusive license to the capsid intellectual property to conduct evaluation studies. In addition, Sanofi Genzyme is able to evaluate up to two additional capsids for a low six-figure payment per additional capsid. The Company is not obligated to perform any additional research on the capsids. Sanofi Genzyme shall have the right to obtain an exclusive license for up to two capsids, each in a specified non-CNS indication. At its discretion, Sanofi Genzyme may exercise both its options for the same capsid for different specified non-CNS indications. Upon its exercise of each option, Sanofi Genzyme has agreed to pay the Company a $1.0 million option exercise fee. Under the Amended Capsid Agreement, the Company is also entitled to receive potential development and regulatory milestone payments upon the achievement of certain milestone events for products containing licensed capsids (“Sanofi Licensed Products”) of up to an aggregate of $15.0 million per Sanofi Licensed Product. In addition, for each specified indication, Sanofi Genzyme has agreed to pay to the Company a one-time sales milestone payment of $20.0 million, if aggregate worldwide net sales for all Sanofi Licensed Products for such specified indication surpass a specified amount, and low-to-mid single-digit tiered royalty payments on worldwide net sales of Sanofi Licensed Products, on a Sanofi Licensed Product-by-Sanofi Licensed Product basis.

Accounting Analysis

The Sanofi Genzyme Termination Agreement modified both the pricing and scope of the Sanofi Genzyme Collaboration Agreement. As the modification does not add distinct goods or services to the Sanofi Genzyme Collaboration Agreement, the agreement is considered a modification of the original contract.

The Sanofi Genzyme Termination Agreement included the following performance obligations: (i) worldwide license to collaboration technology and Sanofi Genzyme technology for the development, manufacturing and commercialization of the Huntington’s Program and (ii) worldwide license to collaboration technology and Sanofi Genzyme technology for the development, manufacturing and commercialization for the FA Program. Such performance obligations were satisfied upon the Termination Date as control had transferred upon execution of the Sanofi Genzyme Termination Agreement. Therefore, the remainder of the transaction price under the Sanofi Genzyme Collaboration Agreement, which had not yet been recognized, was recognized as revenue upon the Termination Date.

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

Following the milestone payment related to the filing of the IND for VY-HTT01 in September 2020, the Company recorded the payment as a reversal of deferred revenue. The $20.0 million payable by the Company to Sanofi Genzyme in aggregate was treated as consideration payable to a customer and therefore accounted for as a reduction of the transaction price.

During the years ended December 31, 2019 and 2018, the Company recognized $32.6 million and $0.9 million of revenue, respectively, related to obligations performed under the Sanofi Genzyme Collaboration.

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

Under the AbbVie Tau Collaboration Agreement, AbbVie was required to use commercially reasonable efforts to develop and commercialize at least one Licensed Product in each of the United States, Japan, the United Kingdom, Germany, France, Italy, and Spain. After exercise of the License Option, AbbVie was solely responsible for all development and commercialization activities relating to Licensed Compounds and Licensed Products at its sole cost and expense, subject to the agreed-upon research and development plans. The Company had the option to elect to share in AbbVie’s development costs relating to a Licensed Product on an indication-by-indication basis in exchange for a specified increase in royalties (a “Cost-Sharing Option”). If the Company exercised a Cost-Sharing Option, the Company would either reimburse AbbVie for AbbVie’s applicable development costs or, in the case of certain budget overruns, AbbVie would instead deduct applicable development costs, up to a specified cap, from milestone and royalty payments owed by AbbVie to the Company.

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

Termination

On August 3, 2020 (the “AbbVie Collaboration Termination Date”), the termination of the AbbVie Tau Collaboration Agreement in its entirety became effective, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company was obligated to undertake certain transition activities, including transferring to AbbVie certain data and reports generated under, and any regulatory filing relating to certain compounds and product candidates investigated in, the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting a tau protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies targeting a tau protein have also terminated. Each party retains a royalty-free, exclusive license to the other’s interest in certain intellectual property rights developed by or on behalf of either party under the collaboration (the “Joint IP”) to exploit antibodies it contributed to the collaboration as well as a royalty-free, non-exclusive license to the Joint IP for any other purpose. Further, AbbVie has granted the Company, effective as of the AbbVie Collaboration Termination Date, a worldwide, royalty-free, transferable, sublicensable (though multiple tiers), exclusive license to AbbVie’s interest in the Joint IP to exploit research compounds or product candidates that were investigated under the collaboration and do not encode antibodies contributed by AbbVie or include active pharmaceutical ingredients owned by AbbVie or its affiliates, for all human diagnostic, prophylactic and therapeutic uses. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Tau Collaboration Agreement but is no longer eligible to receive option payments, milestone payments or royalties thereunder.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Tau Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Tau Collaboration Agreement included the following performance obligations: (i) research services during the Research Period (through the delivery of the final research report) including the identification of the Research Antibodies, conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to three development options to be rendered (collectively, the “Research Services”), and (ii) a material right associated with the Development Option on the first Research Compound and associated Product Candidates (“First Development Option Material Right”). The first Development Option provided AbbVie with (i) additional development services on a selected Research Compound and

(ii) the ability to exercise the License Option. The Company concluded the option provided a material right as the consideration paid by AbbVie upon exercise of the first Development Option would have been less than the amount that the Company would otherwise have expected to receive outside the context of the contract.

The Company concluded that the First Development Option Material Right was a separate performance obligation under ASC 606. The First Development Option Material Right was distinct from the other performance obligations in the arrangement as it was an option in the contract that was not required for AbbVie to obtain the benefit of the other promised goods or services in the arrangement. The First Development Option Material Right did not include the underlying goods or services that were delivered upon exercise of the option, but rather represented the value to the customer of having the right to obtain development services and the right to the License Option at an advantageous price.

The Company received a nonrefundable, upfront payment of $69.0 million as consideration under the AbbVie Tau Collaboration Agreement, which represented the transaction price at inception. Additional consideration to be paid to the Company upon the exercise of the Development and License Options by AbbVie or upon reaching certain milestones were excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to the option exercise or were outside of the initial contract term.

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

During the year ended December 31, 2020 the Company recognized $4.5 million of revenue related to the Research Services associated with the AbbVie Tau Collaboration Agreement performed prior to the AbbVie Collaboration Termination Date. During the year ended December 31, 2020 the Company recognized $46.3 million of additional revenue, related to the remaining amounts included in deferred revenue at the AbbVie Collaboration Termination Date, given that the Company did not have any performance obligations remaining under the AbbVie Tau Collaboration Agreement subsequent to September 30, 2020. During the years ended December 31, 2019 and 2018, the Company recognized $11.3 million and $6.9 million of revenue associated with the AbbVie Tau Collaboration related to Research Services performed during the period.

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

Upon AbbVie’s exercise of an option to proceed to the ASN Development Period (an “ASN Development Option”), AbbVie agreed to pay the Company $80.0 million for the first ASN Research Compound and $30.0 million each for up to three additional ASN Research Compounds. During the ASN Development Period, the Company was obligated to use diligent efforts to conduct development activities, including IND application-enabling and Phase 1 clinical trial activities, for each selected ASN Research Compound and corresponding selected ASN Product Candidates. The Company is solely responsible for the costs and expenses during the ASN Development Period. During a specified portion of the ASN Development Period, AbbVie had the right to exercise its ASN License Option to further develop and commercialize all of the ASN Research Compounds and corresponding ASN Product Candidates. Upon AbbVie’s exercise of its ASN License Option, the Company agreed to grant to AbbVie an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property rights to develop and commercialize the licensed compounds and the licensed products for all human diagnostic, prophylactic and therapeutic uses. In addition, after AbbVie’s exercise of the ASN License Option, the Company had certain obligations to complete any remaining research and development activities that had not been completed for any ASN Research Compounds and ASN Product Candidates.

The Company’s research and development activities were to be conducted pursuant to the plans agreed to by the parties and overseen by a joint governance committee (the “ASN JGC”) as detailed in the AbbVie Alpha-Synuclein Collaboration Agreement. Any material amendment to the research or development plans, however, were required to be mutually agreed to by the parties, which may be through the ASN JGC.

Under the AbbVie Alpha-Synuclein Collaboration Agreement, AbbVie was required to use commercially reasonable efforts to develop and commercialize at least one licensed product in each of the United States, Japan, the United Kingdom, Germany, France, Italy and Spain. After exercise of the ASN License Option, AbbVie is solely responsible for all development and commercialization activities relating to licensed compounds and licensed products at its sole cost and expense, subject to the Company’s obligation to complete any remaining research and development activities set forth in the agreed-upon research and development plans.

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

Termination

On the AbbVie Collaboration Termination Date, the termination of the AbbVie Alpha-Synuclein Collaboration Agreement in its entirety became effective, in accordance with its terms and conditions, subject to surviving rights and obligations thereunder. In connection with such termination, the Company was obligated to undertake certain transition activities including transferring to AbbVie certain data and reports generated under, and any regulatory filings relating to compounds and product candidates investigated in, the collaboration. All such activities were completed on or prior to September 30, 2020. As a result of the termination, the Company has been relieved of future research and development obligations under the collaboration. Exclusivity provisions restricting either party or any of its respective affiliates from directly or indirectly exploiting any vectorized antibody compound targeting an alpha-synuclein protein and restricting the Company, alone or jointly with any third party, from directly or indirectly exploiting specified antibodies have also terminated. AbbVie retains a royalty-free, exclusive license to the Company’s interest in the Joint IP to exploit antibodies AbbVie contributed to the collaboration. The Company otherwise retains a royalty-free, non-exclusive license to AbbVie’s interest in the Joint IP. The Company is not obligated to repay the upfront payment it received from AbbVie in connection with entering into the AbbVie Alpha-Synuclein Collaboration Agreement but is no longer eligible to receive option payments, milestone payments, or royalties thereunder.

Accounting Analysis

The Company assessed the promised goods and services under the AbbVie Alpha-Synuclein Collaboration Agreement, in accordance with ASC 606, and determined that the AbbVie Alpha-Synuclein Collaboration Agreement included the following performance obligations: (i) research services during the ASN Research Period (through the delivery of the final research report) including the conduct of research activities and provision of information to AbbVie to allow AbbVie to determine whether to exercise up to four ASN Development Options (collectively, the “ASN Research Services”), and (ii) a material right associated with the first ASN Development Option on the first ASN Research Compound and associated ASN Product Candidates (“ASN First Development Option Material Right”). The exercise of the first ASN Development Option provided AbbVie with (i) additional development services on a selected ASN Research Compound and (ii) the ability to exercise the ASN License Option. The Company had concluded the option provided a material right as the consideration paid by AbbVie upon exercise of the first ASN Development Option would have been less than the amount that the Company would otherwise have expected to receive outside the context of the contract.

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

During the year ended December 31, 2020, the Company recognized $4.8 million of revenue related to ASN Research Services associated with the AbbVie Alpha-Synuclein Collaboration Agreement performed prior to the AbbVie Collaboration Termination Date. During the year ended December 31, 2020, the Company recognized additional revenue of $58.9 million, related to the remaining amounts included in deferred revenue at the AbbVie Collaboration Termination Date, given that the Company does not have any performance obligations under the AbbVie Alpha-Synuclein Collaboration Agreement subsequent to September 30, 2020. During the year ended December 31, 2019, the Company recognized $1.3 million of revenue associated with the AbbVie Alpha-Synuclein Collaboration related to the ASN Research Services performed during the period then ended.

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

As of December 31, 2020, the Company holds the common stock and the warrants to purchase additional shares of common stock as current assets.

Other Agreements

The Company has entered into various agreements with contract research organizations and institutions to license intellectual property. In consideration for the licensed rights the Company generally made upfront payments, which were recorded as research and development expense as the acquired technologies were considered in-process research and development. The license agreements obligate the Company to make additional payments that are contingent upon specific clinical trial and regulatory approval milestones being achieved as well as royalties on future product sales. The agreements to license intellectual property include potential milestone payments that are dependent upon the development of products licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. As of December 31, 2020, the Company reached a milestone related to first patient dosing on the RESTORE-1 Phase 2 clinical trial which resulted in a $0.1 million milestone payment to one of its licensors. The Company can generally terminate the license agreements upon 30-90 days prior written notice.

Additionally, certain license agreements require the Company to reimburse the licensor for certain past and ongoing patent related expenses. During the years ended December 31, 2020, 2019, and 2018, the Company incurred $0.5 million, $0.6 million, and $0.8 million of expense, respectively, related to these reimbursable patent costs which are recorded as general and administrative expense

During the year ended December 31, 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the year ended December 31, 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million earned through the year ended December 31, 2017 is recorded as a non-current liability in the consolidated balance sheet.

Litigation

The Company is not a party to any material legal matters or claims and does not have contingency reserves established for any litigation liabilities as of December 31, 2020 or 2019.

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against the Company and certain of its current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint purports to be brought on behalf of stockholders who purchased its common stock between June 1, 2017 and November 9, 2020. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Huntington’s Program and its investigational new drug application for VY-HTT01. The complaint seeks among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. The Company denies any allegations of wrongdoing and believes it has a valid defense against these claims and, therefore, intends to vigorously defend itself against this lawsuit.

10. Preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of December 31, 2020 and 2019.

11. Common stock

As of December 31, 2020 and 2019, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2020	2019
Shares reserved for vesting of restricted stock awards under the Founder Agreements	156,863	176,471
Shares reserved for exercise of outstanding stock options	5,485,078	5,317,326
Shares reserved for vesting of outstanding restricted stock units	638,471	455,404
Shares reserved for issuances under the 2015 Stock Option Plan	2,827,185	1,875,078
Shares reserved for issuances under the 2015 Employee Stock Purchase Plan	1,484,923	1,218,876
	10,592,520	9,043,155

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

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. Management concluded that the achievement of the performance milestone for one of the three performance-based awards had been met during 2016. Stock-based compensation expense in the amount of $0.3 million was recorded in the year ended December 31, 2018 related to this award.

In December 2019, the Company modified one of the remaining performance awards, repurchasing 58,823 shares of common stock previously issued to one of the Company’s founders. Additionally, the Company modified the award to vest solely based on time rather than on performance. The Company revalued the award at the modification date and is recognizing expense on a straight-line basis over the three-year vesting period. Stock-based compensation related to this award was de minimis in the years ended December 31, 2020 and 2019. The performance-based milestone of the remaining performance-based award has not been met as of December 31, 2020.

2015 Stock Option Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (“2015 Stock Option Plan”), which became effective upon the completion of the IPO. The 2015 Stock Option Plan provides the Company with the flexibility to use various equity-based incentive and other awards as compensation tools to motivate its workforce. These tools include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The 2015 Stock Option Plan replaced the 2014 Plan. Any options or awards outstanding under the 2014 Plan remained outstanding and effective. The number of shares initially reserved for issuance under the 2015 Stock Option Plan is the sum of (i) 1,311,812 shares of common stock and (ii) the number of shares under the 2014 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2014 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2015 Stock Option Plan is also subject to increase on the first day of each fiscal year by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31.

Effective January 1, 2016 and every anniversary thereafter an additional 4% of outstanding common stock was added to the Company’s 2015 Stock Option Plan pursuant to its “evergreen” provision, for future issuance. This has accumulated to a total of 7,707,888 shares through January 1, 2021. During the year ended December 31, 2020, the Company granted options to purchase 1,388,075 shares of common stock to employees and directors under the 2015 Stock Option Plan. As of December 31, 2020, there were 2,827,185 shares available for future issuance under the 2015 Stock Option Plan.

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

The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016 and every anniversary thereafter an additional 1% of outstanding common stock was added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. This has accumulated to a total of 1,926,969 shares through January 1, 2021. The Company issued 104,108 and 70,217 shares of common stock under the 2015 ESPP in the years ended December 31, 2020 and 2019. As of December 31, 2020, there were 1,484,923 shares available for future purchase under the 2015 ESPP.

Inducement Awards

In  the year ended December 31, 2020, the Company issued non-statutory stock options to purchase an aggregate of 172,500 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 29,000 shares of the Company’s common stock, respectively, to three individuals in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to such individual’s acceptance of an offer of employment with the Company in accordance with  Nasdaq Listing Rule 5635(c)(4).

In the year ended December 31, 2019, the Company issued non-statutory stock options to purchase an aggregate of 338,750 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 58,125 shares of the Company’s common stock, respectively, to two executives in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to such executive’s acceptance of an offer of employment with the Company in accordance with  Nasdaq Listing Rule 5635(c)(4).

In the year ended December 31, 2018, the Company issued a non-statutory stock option to purchase an aggregate of 650,000 shares of the Company’s common stock to one executive, outside of the Company’s 2015 Stock Option Plan as an inducement material to the executive’s acceptance of an offer of employment with the Company in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4).

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

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive income (loss) is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Research and development	$6,357	$7,383	$4,717
General and administrative	8,577	8,257	10,993
Total stock-based compensation expense	$14,934	$15,640	$15,710

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Stock options	$11,387	$13,380	$14,956
Restricted stock awards and units	3,110	1,935	482
Employee stock purchase plan awards	437	325	272
Total stock-based compensation expense	$14,934	$15,640	$15,710

In June 2019, the Company entered into a consulting agreement (the “Sah Agreement”) with Dr. Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer, pursuant to which Dr. Sah has agreed to provide consulting and advisory services, including but not limited to scientific guidance in connection with certain of the Company’s collaborations and research and development programs for a three-year period which commenced on June 28, 2019. In accordance with its terms, the Sah Agreement triggered an equity modification resulting in the recognition in 2019 of $2.2 million of stock-based compensation expense related to the non-substantive service period of the Sah Agreement.

In August 2018, the Company entered into a consulting agreement (the “Paul Agreement”) with Dr. Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, pursuant to which Dr. Paul has agreed to provide consulting and advisory services, including but not limited to scientific guidance in connection with certain of the Company’s collaborations and research and development programs for a three-year period which commenced on August 2, 2018. In accordance with its terms, the Paul Agreement triggered an equity modification resulting in the recognition in 2018 of $5.4 million of stock-based compensation expense related to the non-substantive service period of the Paul Agreement.

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2020 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2019	455,404	$12.16
Awarded	494,604	$12.67
Vested	(150,759)	$12.12
Forfeited	(160,778)	$11.47
Unvested restricted stock units as of December 31, 2020	638,471	$12.74

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The restricted stock units granted in the year ended December 31, 2020 vest in equal amounts, annually over three years. The stock-based compensation expense related to awards granted was $2.8 million, $1.9 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018 respectively.

As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $5.6 million which is expected to be recognized over the remaining weighted average vesting period of 1.8 years

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2019	5,317,326	$15.98
Granted	1,560,575	$11.87
Exercised	(228,436)	$10.15
Cancelled or forfeited	(1,164,387)	$17.33
Outstanding at December 31, 2020	5,485,078	$14.77	7.5	$1,313
Exercisable at December 31, 2020	3,027,116	$15.24	6.5	$—

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the year ended December 31, 2020 was $7.64. The stock-based compensation expense related to stock option awards granted to employees and directors was $11.2 million, $13.3 million, and $14.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
Risk-free interest rate	1.0%	2.2%	2.8%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	73.7%	74.7%	74.4%

As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $20.0 million which is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

13. 401(k) Savings plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $1.1 million, $1.0 million, and $0.8 million related to employer contributions made during the years ended December 31, 2020, 2019, and 2018, respectively.

14. Income taxes

The Company recognized deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in the law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates its tax positions on an annual basis. The benefit for incomes taxes is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Current
Federal	$—	$—	$180
State	—	—	—
Total current	—	—	180

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax expense	$—	$—	$180

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate at the Company’s effective tax rate for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
Non-deductible expenses	5.0%	(2.2)%	(2.1)%
Other	1.9%	—%	—%
State taxes, net of federal benefit	(2.3)%	8.0%	6.3%
Change in valuation allowance	(5.0)%	(36.2)%	(28.1)%
General business credit carryovers	(20.6)%	9.4%	3.1%
Total	—%	—%	0.2%

The Company incurred net operating losses (“NOLs”) through December 31, 2019. As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $153.4 million and $140.9 million, respectively, with the pre-2018 NOLs beginning to expire in 2033, and the post 2019 portion limited to 80% of taxable income and carried forward indefinitely. During 2020, the Company did not generate federal and state NOL carryforwards. As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of $21.1 million and $8.3 million, respectively, which expire beginning in 2030. As of December 31, 2020, the Company had state investment credits of $0.9 million, which expire beginning in 2021.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and research and development credit carryforwards that may be utilized annually to offset future taxable income and taxes payable. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. During 2016, the Company completed a study through June 30, 2016, to determine whether any ownership change had occurred since the Company’s formation and determined that its transactions had resulted in three ownership changes, as defined by Section 382. Additionally, in the first quarter of the 2020 calendar year, and in the first quarter of the 2021 calendar year, the Company completed additional studies that did not identify additional ownership changes. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

The significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$41,130	$49,713
Tax credit carryforwards	28,173	17,297
Deferred revenue	12,176	16,805
Lease liability	13,006	9,335
Stock compensation	4,368	5,157
Non-deductible accruals and reserves	1,288	1,502
Intangibles	721	776
Total deferred tax assets	100,862	100,585
Less valuation allowance	(84,866)	(90,920)
Net deferred tax assets	15,996	9,665
Deferred tax liabilities
Unrealized gain on available-for-sale securities	(8)	(8)
Right of use assets	(9,852)	(7,779)
Depreciation and amortization	(6,136)	(1,878)
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, research and development credit carryforwards, and deferred revenue. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $84.9 million and $90.9 million has been established at December 31, 2020 and 2019, respectively. The change in valuation allowance was $1.0 million for the year ended December 31, 2020. The primary reason for the difference between the income tax expense recorded by the Company and the amount of income tax expense at statutory income tax rates was the change in the general business credit carryovers.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2020 and 2019, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

15. Related-party transactions

During the years ended December 31, 2020, 2019, and 2018, the Company received board and scientific advisory services from two of its prior executives, Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, and Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Paul for services provided during the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.2 million, and $0.1 million respectively. The total amount of fees paid to Dr. Sah for services provided during the years ended December 31, 2020 and December 31, 2019 was $0.4 million in each of the years. There were no fees for scientific advisory services paid to Dr. Sah in the year ended December 31, 2018.

Under the collaboration agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 9). Amounts due from Neurocrine are reflected as related party collaboration receivables. The Company recorded approximately $8.0 million and $18.5 million in related party collaboration receivables associated with Neurocrine as of December 31, 2020 and 2019, respectively.

16. Subsequent Events

In February 2021, Neurocrine notified the Company that it had elected to terminate the Neurocrine Collaboration solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder.

As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program shall expire and the Company shall regain worldwide intellectual property rights regarding the VY-AADC Program, in each case in accordance with the terms of the Neurocrine Collaboration Agreement. The Company intends to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant	10-K	4.1	03/14/2018	001-37625

4.2	Form of Indenture to be entered into between the Registrant and Trustee	S-3/A	4.2	12/19/2016	333-207367

4.3	Second Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of April 10, 2015	S-1/A	4.2	10/28/2015	333-207367

4.4	Description of Registrant’s Securities	10-K	4.4	03/03/2020	001-37625

10.1#	2014 Stock Option and Grant Plan and forms of award agreements thereunder	S-1/A	10.1	10/28/2015	333-207367

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.3†	Collaboration Agreement, by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015	S-1/A	10.3	11/06/2015	333-207367

10.4*	Termination Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.3	08/09/2019	001-37625

10.5*	Amended and Restated Option and License Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.4	08/09/2019	001-37625
10.6*	First Amendment to Amended and Restated Option and License Agreement with Genzyme Corporation, dated September 20, 2020	10-Q	10.1	11/09/2020	001-37625

10.7†	Collaboration and License Agreement, by and between the Registrant and	10-K	10.28	02/26/2019	001-37625

	Neurocrine Biosciences, Inc., dated January 28, 2019

10.8	Amendment No. 1 to the Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated June 14, 2019	10-Q	10.5	08/09/2019	001-37625

10.9	Stock Purchase Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.29	02/26/2019	001-37625

10.10	Investor Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.30	02/26/2019	001-37625

10.11†	Collaboration Agreement, by and between the Registrant and AbbVie Biotechnology Ltd, dated February 16, 2018	10-K	10.22	03/14/2018	001-37625

10.12†	Collaboration and Option Agreement, by and between the Registrant and AbbVie Ireland Unlimited Company, dated February 21, 2019	10-K	10.31	02/26/2019	001-37625

10.13†	Exclusive License Agreement, by and between the Registrant and the University of Massachusetts, dated January 30, 2014	S-1	10.4	10/09/2015	333-207367

10.14†	License Agreement, by and between the Registrant and ReGenX Biosciences, LLC, dated May 28, 2014	S-1/A	10.11	11/04/2015	333-207367

10.15	Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated April 1, 2014	S-1/A	10.5	10/28/2015	333-207367

10.16	First Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated December 23, 2015	10-Q	10.5	05/12/2016	001-37625

10.17	Second Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated February 5, 2018	8-K	10.1	02/07/2018	001-37625

10.18	Third Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated June 1, 2018	8-K	10.1	06/05/2018	001-37625

10.19	Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated December 23, 2015	10-Q	10.6	05/12/2016	001-37625

10.20	First Amendment to the Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated June 1, 2018	8-K	10.2	06/05/2018	001-37625

10.21	Lease Agreement, by and between the Registrant and HCP/King 75 Hayden LLC, dated March 16, 2020	8-K	10.1	03/19/2020	001-37625

10.22	Form of Indemnification Agreement to be entered into between the Registrant and its directors	S-1/A	10.9	10/28/2015	333-207367

10.23	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers	S-1/A	10.10	10/28/2015	333-207367

10.24#	2015 Employee Stock Purchase Plan	S-1/A	10.12	10/28/2015	333-207367

10.25#	Amendment No. 1 to the 2015 Employee Stock Purchase Plan	10-K	10.21	03/14/2018	001-37625

10.26#	Retirement Agreement, by and between the Registrant and Steven M. Paul, M.D., dated June 28, 2018	8-K	10.1	06/29/2018	001-37625

10.27#	Employment Agreement, by and between the Registrant and G. Andre Turenne, dated June 28, 2018	8-K	10.2	06/29/2018	001-37625

10.28#	Transition, Separation and Release Agreement, by and between the Registrant and Matthew P. Ottmer, dated February 12, 2020	8-K	10.1	02/14/2020	001-37625

10.29#	Employment Agreement, by and between the Registrant and Allison Dorval, dated November 7, 2018	10-Q	10.3	11/07/2018	001-37625

10.30#	Retirement Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated May 20, 2019	8-K	10.1	05/21/2019	001-37625

10.31#	Employment Agreement, by and between the Registrant and Omar Khwaja, M.D., Ph.D., dated May 20, 2019	10-Q	10.2	08/09/2019	001-37625

10.32#	Employment Agreement, by and between the Registrant and Robert W. Hesslein, dated January 15, 2019	10-Q	10.5	05/07/2019	001-37625

10.33#	Consulting Agreement, by and between the Registrant and Steven M. Paul, M.D., dated August 2, 2018	10-Q	10.5	08/07/2018	001-37625

10.34#	Amendment No. 1 to the Consulting Agreement, by and between the Registrant and Steven M. Paul, M.D., dated July 9, 2019	10-Q	10.1	11/06/2019	001-37625

10.35#	Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated June 28, 2019	10-Q	10.6	08/09/2019	001-37625

10.36#	Amendment No. 1 to the Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated September 16, 2019	10-Q	10.2	11/06/2019	001-37625

10.37#	Form of Non-Qualified Stock Option Agreement for Inducement	10-K	10.27	02/26/2019	001-37625

10.38#	Form of Restricted Stock Unit Agreement and Inducement Grant	10-K	10.33	02/26/2019	001-37625

10.39	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated November 5, 2019	S-3	1.2	11/06/2019	333-234527

10.40#	Amendment No. 2 to the Consulting Agreement, by and between the Registrant and Steven M. Paul, M.D., effective August 1, 2020					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.	X

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Presentation Link Document.	X

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

February 25, 2021	VOYAGER THERAPEUTICS, INC.
	By:	/s/ G. Andre Turenne
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

Name	Title	Date

/s/ G. Andre Turenne	Chief Executive Officer, President, and Director	February 25, 2021
G. Andre Turenne	(Principal Executive Officer)

/s/Allison Dorval	Chief Financial Officer	February 25, 2021
Allison Dorval	(Principal Financial and Accounting Officer)

/s/Mark Levin	Director	February 25, 2021
Mark Levin

/s/Jim Geraghty	Director	February 25, 2021
Jim Geraghty

/s/Michael Higgins	Director	February 25, 2021
Michael Higgins

/s/Steven Hyman, M.D.	Director	February 25, 2021
Steven Hyman, M.D.		4

/s/Steve Paul, M.D.	Director	February 25, 2021
Steve Paul, M.D.		4

/s/Glenn Pierce, M.D., Ph.D.	Director	February 25, 2021
Glenn Pierce, M.D., Ph.D.

/s/Nancy Vitale	Director	February 25, 2021
Nancy Vitale