Form 10-Q
period 2021-03-31
Voyager Therapeutics, Inc.
filed 2021-05-10
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 5, 2021 was 37,728,183.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine;
●	our ongoing and planned clinical trials and related timelines, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	the timing of initiation of our planned VYTAL Phase 1/2 clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease;
●	our ability to resolve the clinical hold placed on the investigational new drug, or IND, application for the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as treatment for Parkinson’s disease and the requirements for and timing of any such resolution of the clinical hold;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file IND applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our gene therapy platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;

●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements; and
●	the potential impact of the COVID-19 pandemic on our clinical trials and other business operations.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” and in “Part I, Item 1A — Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021 that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk and uncertainties that you should be aware of when evaluating our business. The following is a summary of what we believe to be the principal risks facing our business, as more fully described under “ Part II, Item 1A—Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

●	We have a history of incurring significant losses and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd., and AbbVie Ireland Unlimited Company and our ongoing collaboration with Neurocrine Biosciences, Inc. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy product candidates are based on a novel technology, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and of subsequently obtaining regulatory approval for, our product candidates.

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Gene therapies and their companion diagnostics are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$117,799	$104,440
Marketable securities	43,707	76,698
Related party collaboration receivable	4,253	8,012
Prepaid expenses and other current assets	10,078	8,619
Total current assets	175,837	197,769
Property and equipment, net	24,520	25,435
Deposits and other non-current assets	2,247	2,316
Operating lease, right-of-use assets	35,113	36,064
Total assets	$237,717	$261,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,177	$634
Accrued expenses	10,535	14,205
Other current liabilities	4,596	4,198
Deferred revenue, current	6,443	7,729
Total current liabilities	24,751	26,766
Deferred revenue, non-current	33,614	36,088
Other non-current liabilities	43,144	44,410
Total liabilities	101,509	107,264
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2021 and December 31, 2020; 37,556,055 and 37,368,027 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	38	37
Additional paid-in capital	433,849	430,324
Accumulated other comprehensive loss	(123)	(134)
Accumulated deficit	(297,556)	(275,907)
Total stockholders’ equity	136,208	154,320
Total liabilities and stockholders’ equity	$237,717	$261,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Collaboration revenue	$6,501	$18,067
Operating expenses:
Research and development	22,346	32,294
General and administrative	9,744	10,206
Total operating expenses	32,090	42,500
Operating loss	(25,589)	(24,433)
Other income:
Interest income	19	978
Other income (expense)	3,921	(808)
Total other income	3,940	170
Net loss	$(21,649)	$(24,263)
Other comprehensive income
Net unrealized gain on available-for-sale securities	11	525
Total other comprehensive income	11	525
Comprehensive loss	$(21,638)	$(23,738)
Net loss per share, basic and diluted	$(0.58)	$(0.66)
Weighted-average common shares outstanding, basic and diluted	37,501,065	36,963,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	3,035	—	34	—	—	34
Vesting of restricted stock units	108,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,949	—	—	3,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	525	—	525
Net loss	—	—	—	—	(24,263)	(24,263)
Balance at March 31, 2020	36,976,751	$37	$416,210	$421	$(336,911)	$79,757

Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	184,217	—	—	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(21,649)	(21,649)
Balance at March 31, 2021	37,556,055	$38	$433,849	$(123)	$(297,556)	$136,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities
Net loss	$(21,649)	$(24,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,601	4,040
Depreciation	1,274	842
Amortization of premiums and discounts on marketable securities	102	(188)
Other non-cash items	(3,882)	808
Changes in operating assets and liabilities:
Related party collaboration receivable	3,759	2,213
Prepaid expenses and other current assets	323	(55)
Operating lease, right-of-use asset	951	734
Noncurrent assets	69	69
Accounts payable	2,543	745
Accrued expenses	(3,757)	(4,626)
Operating lease liabilities	(868)	(774)
Deferred revenue	(3,760)	(8,343)
Net cash used in operating activities	(21,294)	(28,798)
Cash flow from investing activities
Purchases of property and equipment	(375)	(1,507)
Proceeds from sale of equipment	—	—
Proceeds from maturities of marketable securities	35,000	110,500
Net cash provided by investing activities	34,625	108,993
Cash flow from financing activities
Proceeds from the exercise of stock options	28	34
Net cash provided by financing activities	28	34
Net increase in cash, cash equivalents, and restricted cash	13,359	80,229
Cash, cash equivalents, and restricted cash, beginning of period	106,219	86,777
Cash, cash equivalents, and restricted cash, end of period	$119,578	$167,006
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$17	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from serious neurological diseases. The Company is focused on neurological diseases where it believes an adeno-associated virus (“AAV”) gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. The Company has built a gene therapy platform that it believes positions itself to be a leading company at the intersection of AAV gene therapy and severe neurological disease. The Company’s gene therapy platform enables it to engineer, optimize, manufacture and deliver its AAV-based gene therapies that have the potential to provide durable efficacy following a single administration.

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

The Company has a history of incurring annual net operating losses. As of March 31, 2021, the Company had an accumulated deficit of $297.6 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”), AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”).

Through March 31, 2021, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and from its collaboration agreements. As of March 31, 2021, the Company had cash, cash equivalents, and marketable debt securities of $153.1 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to the Neurocrine Collaboration Agreement, will enable the Company to meet its planned operating expenses and capital expenditure requirements into mid-2022.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). See “Recently Adopted Accounting Pronouncements” below for discussion of the Company’s adoption of new guidance effective January 1, 2021. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect adoption of these changes.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2021	(in thousands)
Money market funds included in cash and cash equivalents	$109,155	$109,155	$—	$—
Marketable securities:
U.S. Treasury notes	35,251	35,251	—	—
Equity securities	8,456	8,456	—	—
Total marketable securities	$43,707	$43,707	$—	$—
Warrants to purchase equity securities	5,638	—	5,638	—
Total	$158,500	$152,862	$5,638	$—
December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$103,992	$—	$—
Marketable securities:
U.S. Treasury notes	70,342	70,342	—	—
Equity securities	6,356	6,356	—	—
Total marketable securities	$76,698	$76,698	$—	$—
Warrants to purchase equity securities	3,816	—	3,816	—
Total	$184,506	$180,690	$3,816	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants used to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. The assumptions utilized to value the warrants to purchase equity securities as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31,	As of December 31,
	2021	2020
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	—%	—%
Expected term (in years)	0.4	0.7
Expected volatility	87.0%	89.2%

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

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at March 31, 2021 and December 31, 2020:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of March 31, 2021
Money market funds included in cash and cash equivalents	$109,155	$—	$—	$109,155
Marketable securities:
U.S. Treasury notes	35,246	5	—	35,251
Equity securities	1,220	7,236	—	8,456
Total marketable securities	$36,466	$7,241	$—	$43,707
Total money market funds and marketable securities	$145,621	$7,241	$—	$152,862
As of December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$—	$—	$103,992
Marketable securities:
U.S. Treasury notes	70,348	—	6	70,342
Equity securities	1,220	5,136	—	6,356
Total marketable securities	$71,568	$5,136	$6	$76,698
Total money market funds and marketable securities	$175,560	$5,136	$6	$180,690

All of the Company’s marketable debt securities at March 31, 2021, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$117,799	$165,227
Restricted cash included in deposits and other non-current assets	1,779	1,779
Total cash, cash equivalents, and restricted cash	$119,578	$167,006

5. Accrued expenses

Accrued expenses as of March 31, 2021 and December 31, 2020 consist of the following:

	As of March 31,	As of December 31,
	2021	2020

	(in thousands)
Research and development costs	$6,134	$6,624
Employee compensation costs	2,963	5,857
Professional services	1,279	1,228
Accrued goods and services	159	496
Total	$10,535	$14,205

6. Lease obligation

Operating Leases

As of March 31, 2021 the Company has leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031. The Company gained control of and occupied the space in November 2020.

The Company has received leasehold improvement incentives from the landlord totaling $5.3 million for the 75 Sidney Street and 64 Sidney Street leases. The Company also received $5.6 million of leasehold improvement incentives for the 75 Hayden Avenue lease. The leasehold improvements have been capitalized as fixed assets and the Company recorded the incentives as a component of its right-of-use assets and is amortizing them as a reduction of lease expense over the life of the lease.

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

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at March 31, 2021:

Total Minimum
Lease Payments
(in thousands)
2021 (remainder of year)	6,016
2022	8,469
2023	8,723
2024	8,985
2025	9,644
Thereafter	19,945
Total future minimum lease payments	$61,783
Less: imputed interest	(15,044)
Total lease liability	$46,739
Reported as:
Other current liabilities	$4,596
Other non-current liabilities	42,143
Total lease liability	$46,739

During each of the three months ended March 31, 2021 and 2020, the Company incurred lease expense of $1.8 million for operating leases. As of March 31, 2021, the weighted average remaining lease term was 6.6 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.0%.

7. Other liabilities

As of March 31, 2021 and December 31, 2020, other current and non-current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020

	(in thousands)
Other current liabilities
Lease liability	4,596	4,198
Total other current liabilities	$4,596	$4,198

Other non-current liabilities
Lease liability	$42,143	$43,409
Other	1,001	1,001
Total other non-current liabilities	$43,144	$44,410

8. Commitments and contingencies

Significant Agreements

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), (ii) the VY-FXN01 for Friedreich’s ataxia (the “FA Program”) (collectively, the “Legacy Programs”); and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

In June 2019, in conjunction with the termination of the collaboration agreement with Sanofi Genzyme (the “Sanofi Genzyme Collaboration Agreement”), the Company gained ex-U.S. rights to the FA Program. The Company’s ex-U.S. rights to the FA Program were subsequently transferred to Neurocrine under the terms of the Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to the FA Program to Neurocrine, the Company and Neurocrine executed an amendment to the Neurocrine Collaboration Agreement (the “June 2019 Modification”), and Neurocrine paid $5.0 million to the Company. There were no other changes in pricing or scope of the obligations required to be performed under the Neurocrine Collaboration Agreement.

In February 2021, Neurocrine notified the Company that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, subsequent to the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine will no longer reimburse the Company for research and development activities related to the VY-AADC Program.

Under the terms of the Neurocrine Collaboration Agreement, the Company originally agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “Collaboration Products”) on a worldwide basis under (i) the VY-AADC Program; (ii) the FA Program; and (iii) each Discovery Program. As a result of the termination of the Neurocrine Collaboration Agreement with regards to the VY-AADC Program, in accordance with the terms of the Neurocrine Collaboration Agreement, the licenses granted by the Company to Neurocrine regarding the VY-AADC

Program will expire and the Company will regain worldwide intellectual property rights regarding the VY-AADC Program, effective upon the VY-AADC Termination Effective Date.

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

Upon the occurrence of a Transition Event for each Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. The Transition Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817); (ii) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (iii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an investigational new drug (“IND”) application to be filed with the U.S. Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For each Legacy Program, the Company was granted the option (the “Co-Co Option”) to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event (a “Co-Co Trigger Event”). The Company agreed, upon its exercise of a Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine (a “Co-Co Agreement”), and (i) jointly develop and commercialize Collaboration Products for such Legacy Program (“Co-Co Products”), (ii) share in its costs, profits and losses, and (iii) forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Trigger Events are (i) with respect to the VY-AADC Program, the Company’s receipt of topline data for the ongoing RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) and (ii) with respect to the FA Program, the receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate. As a result of the termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Transition Event and the Co-Co Trigger Event with respect to the VY-AADC Program will no longer apply upon the Neurocrine VY-AADC Program Termination Effective Date.

Under the Neurocrine Collaboration Agreement, subject to exceptions specified therein, the Company and Neurocrine agreed that profits and losses under the Company’s Co-Co Option would be allocated (i) 50% to Neurocrine and 50% to the Company for a Collaboration Product from the VY-AADC Program and (ii) 60% to Neurocrine and 40% to the Company for a Collaboration Product from the FA Program; provided, however, that Neurocrine would have the right to elect, within a specified period following the acceptance for filing of a biologics license application from the FDA, to pay a $35.0 million rate-shifting fee to the Company to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to the Company. The parties agreed that each Co-Co Agreement would provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control. As a result of the termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Co-Co Option with respect to the VY-AADC Program will terminate upon the Neurocrine VY-AADC Program Termination Effective Date.

The Company’s research and development activities under the Neurocrine Collaboration Agreement are conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, as detailed in the Neurocrine Collaboration Agreement.

The parties have committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine has the right to nominate Targets for the two Discovery Programs. The Targets nominated for the Discovery Programs were approved by a consensus of the JSC or the executive officers.

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion. As a result of the termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Company is no longer entitled to receive the development, regulatory and commercial milestone payments related to the VY-AADC Program upon the achievement of specified milestones. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine also agreed to pay the Company royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC Program, from the mid-teens to low thirties and the low-teens to low twenties, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) ten years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. As a result of the termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Company is no longer entitled to receive royalties related to the VY-AADC Program. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

Termination of VY-AADC Program

As described above, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program shall expire and the Company shall regain worldwide intellectual property rights regarding the VY-AADC Program, in each case in accordance with the terms of the Neurocrine Collaboration Agreement. As of the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine will no longer reimburse the Company for research and development activities related to the VY-AADC Program, and the Company is no longer entitled to receive future milestone or royalty payments related to the VY-AADC Program. The Company intends to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

The Company continues to believe that the VY-AADC program holds significant promise for Parkinson’s disease patients as evidenced by the positive multi-year safety and efficacy data from the two Phase 1b clinical trials presented in September 2020 at the MDS Virtual Congress. As a result of the prioritization of new programs enabled by novel capsids in the Company’s preclinical portfolio and its focus on the clinical efforts for the VY-HTT01 program to treat Huntington’s disease, the Company has determined that it will not advance the VY-AADC program on its own following the termination of that portion of the Neurocrine Collaboration Agreement. Instead, the Company expects to turn the future development and commercialization of VY-AADC over to a partner once the potential path forward for the program is determined.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the three months ended March 31, 2021, the Company changed the estimate of the expected reimbursement to $270.2 million, based upon expectations as of March 31, 2021. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at March 31, 2021:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,397
FA Program	80,408
Discovery Program 1	69,572
Discovery Program 2	66,831
Total	$270,208

Based on the relative standalone selling price allocation, the allocation of the transaction price, exclusive of the variable consideration allocated to the individual performance obligations, to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
VY-AADC Program	$49,045
FA Program	20,647
Discovery Program 1	14,443
Discovery Program 2	8,247
Total	$92,382

The Company recognizes the transaction price associated with each performance obligation on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period.

The Company determined the partial termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program represented a modification of the arrangement under ASC 606 and that the remaining fixed transaction price at the Neurocrine VY-AADC Program Termination Effective Date of $42.2 million should be re-allocated to the FA Program and Discovery Program 1 and 2 based on their standalone selling prices. Accordingly, the Company recorded a cumulative adjustment to revenue of approximately $0.9 million on the partially satisfied remaining performance obligations, as the remaining services to be performed under each of the performance obligations are not distinct from the services prior to the modification. The Company determined that reasonable changes to the Company’s estimates of standalone selling prices for the FA Program, Discovery Program 1 and Discovery Program 2 performance obligations did not have a material impact on the re-allocation or the amount of revenue recorded pursuant to the cumulative catch-up adjustment.

During the three months ended March 31, 2021 and 2020, the Company recognized $6.5 million and $14.5 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of March 31, 2021, there was $40.1 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of March 31, 2021, there was $4.3 million of collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the three months ended March 31, 2021.

	Balance at			Balance at
	December 31, 2020	Additions	Deductions	March 31, 2021

	(in thousands)
Related party collaboration receivables	$8,012	$3,363	$(7,122)	$4,253
Contract liabilities:
Deferred revenue	$43,689	$—	$(3,632)	$40,057

The change in the receivables balance for the three months ended March 31, 2021 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

Costs incurred relating to the Company’s collaboration programs under the Neurocrine Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2021 and 2020.

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

Litigation

The Company was not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2020.

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against the Company and certain of its current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint purports to be brought on behalf of stockholders who purchased its common stock between June 1, 2017 and November 9, 2020. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Huntington’s Program and the Company’s investigational new drug application for VY-HTT01. The complaint seeks, among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. On April 19, 2021, the court appointed the lead plaintiff for the action, and on April 30, 2021, the action was transferred to the U.S. District Court for the District of Massachusetts (where it has been assigned case number 1:21-cv-10727). The Company denies any allegations of wrongdoing and believes it has a valid defense against these claims and, therefore, intends to vigorously defend itself against this lawsuit.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Research and development	$1,371	$1,685
General and administrative	2,230	2,355
Total stock-based compensation expense	$3,601	$4,040

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Stock options	$2,523	$3,208
Restricted stock awards and units	975	741
Employee stock purchase plan awards	103	91
Total stock-based compensation expense	$3,601	$4,040

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the three months ended March 31, 2021 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2020	638,471	$12.74
Granted	1,203,684	$6.28
Vested	(184,217)	$11.55
Forfeited	(50,607)	$9.40
Unvested restricted stock units as of March 31, 2021	1,607,331	$8.15

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. In the three months ended March 31, 2021, the Company granted 503,684 restricted stock units vesting in equal amounts, annually over three years, and 700,000 restricted stock units vesting in equal amounts, annually over two years. All of the restricted stock units granted in the three months ended March 31, 2020 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $11.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2021:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2020	5,485,078	$14.77
Granted	1,031,704	$7.42
Exercised	(3,811)	$7.27
Cancelled or forfeited	(261,109)	$14.01
Outstanding at March 31, 2021	6,251,862	$13.59	7.7	$—
Exercisable at March 31, 2021	3,165,450	$15.18	6.5	$—

Using the Black‑Scholes option pricing model, the weighted-average fair value of options granted to employees during the three months ended March 31, 2021 was $4.81 per share. The expense related to stock options granted to employees and directors was $2.5 million for the three months ended March 31, 2021. The expense related to stock options granted to employees and directors was $3.2 million for the three months ended March 31, 2020.

The fair value of each option issued to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.7%	1.4%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	74.8%	72.3%

There were no new stock options granted to non‑employees during the three months ended March 31, 2021 and 2020. The expense related to stock options previously granted to non‑employees was de minimis for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $22.0 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to so include them would be anti-dilutive:

	As of March 31,
	2021	2020
Unvested restricted common stock awards	156,863	176,471
Unvested restricted common stock units	1,607,331	747,427
Outstanding stock options	6,251,862	6,065,155
Total	8,016,056	6,989,053

Basic net loss per share for the three months ended March 31, 2021 and 2020, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations and comprehensive loss.

11. Related-party transactions

During the three months ended March 31, 2021 and 2020, the Company received board and scientific advisory services from one of its former executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided was $0.1 million for both the three months ended March 31, 2021 and 2020.

Under the collaboration agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of March 31, 2021, the Company had approximately $4.3 million in related party collaboration receivable associated with Neurocrine.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under “Part II, Item 1A—Risk Factors.”

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

Overview

We are a clinical-stage gene therapy company focused on developing life-changing treatments for patients suffering from serious neurological diseases. We focus on neurological diseases where we believe an adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can slow or reduce the symptoms experienced by patients, and therefore have a clinically meaningful impact. We have built a gene therapy platform that we believe positions us to be a leading company at the intersection of AAV gene therapy and severe neurological disease. Our gene therapy platform enables us to engineer, optimize, manufacture and deliver our AAV-based gene therapies that have the potential to provide durable efficacy following a single administration.

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing and are beginning to build our commercial infrastructure. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, and our ongoing collaboration with Neurocrine, which commenced in March 2019. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement and the collaboration with Neurocrine as the Neurocrine Collaboration.

Our pipeline of gene therapy programs is summarized in the table below:

Our pipeline consists of wholly-owned programs for severe neurological indications, including Huntington’s disease; a monogenic form of amyotrophic lateral sclerosis, or ALS; and tau-related diseases including Alzheimer’s disease, frontotemporal dementia, or FTD, and progressive supranuclear palsy, or PSP. We may seek orphan drug designation, breakthrough therapy designation, or other expedited review processes for certain of our product candidates in the United States, Europe, and Japan. Additionally, we continue to partner with Neurocrine on programs for severe neurological diseases including Friedreich’s ataxia.

As part of the Neurocrine Collaboration, we and Neurocrine have been developing VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease, or the VY-AADC Program. VY-AADC (NBIb-1817) is currently being evaluated in the RESTORE-1 Phase 2 clinical trial. The FDA has granted VY-AADC (NBIb-1817) its regenerative medicine advanced therapy, known as RMAT, designation, which provides for an enhanced level of interactions between the company sponsor and the FDA throughout a development program, and has granted VY-AADC (NBIb-1817) fast-track designation.

In December 2020, the FDA notified Neurocrine that the FDA had placed a clinical hold on the RESTORE-1 Phase 2 trial, and has subsequently informed Neurocrine of the information required to provide a complete response to the FDA. In February 2021, Neurocrine notified us of its termination of the Neurocrine Collaboration with regards to the VY-AADC Program, effective August 2, 2021, or the Neurocrine VY-AADC Program Termination Effective Date. Upon the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine will expire and we will regain worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement. We intend to support Neurocrine, the study sponsor and investigational new drug application, or IND, holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the Data Safety and Monitoring Board, or DSMB, and the provision of other information requested by the U.S. Food and Drug Administration, or FDA, for the RESTORE-1 Phase 2 clinical trial. The imaging requests include additional magnetic resonance imaging, or MRI, scans from the participants in the Phase 1b trials and positron emission tomography, or PET, scans from the RESTORE-1 Phase 2 clinical trial participants. Although Neurocrine remains the study sponsor of the RESTORE-1 clinical study, the underlying technology licenses for the VY-AADC program will revert to the Company on August 2, 2021.

We continue to believe that the VY-AADC program holds significant promise for Parkinson’s disease patients as evidenced by the positive multi-year safety and efficacy data from the two Phase 1b clinical trials presented in September 2020 at the MDS Virtual Congress. As a result of the prioritization of new programs enabled by novel capsids in our preclinical portfolio and our focus on the clinical efforts for the VY-HTT01 program to treat Huntington’s disease, we have determined that we will not advance the VY-AADC program on our own following the termination of that portion of the collaboration agreement. Instead, we expect to turn the future development and commercialization of VY-AADC over to a partner once the potential path forward for the program is determined.

VY-AADC (NBIb-1817) Phase 1 Clinical Development

We evaluated the delivery of VY-AADC (NBIb-1817) in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, which we refer to as PD-1101, and we are exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory (i.e., back of the head) surgical delivery route in a Phase 1 clinical trial, which we refer to as PD-1102. PD-1101 was an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC (NBIb-1817) to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC (NBIb-1817) in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label Phase 1 clinical trial for VY-AADC (NBIb-1817) to evaluate the posterior trajectory that enrolled eight patients with advanced Parkinson’s disease. We have completed enrollment in both PD-1101 and PD-1102, have completed three-year follow-up for PD-1101, and continue to follow patients in PD-1102. Data to date from both trials demonstrate that VY-AADC (NBIb-1817) has been generally well-tolerated and that administration with VY-AADC (NBIb-1817) improved patients’ motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials.

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

In the three-year data from the PD-1101 trial, the one-time treatment with VY-AADC (NBIb-1817) showed sustained reduction in diary “OFF” time by an average of -0.15 to -1.91 hours (from an applicable baseline ranging from 4.28 to 4.93 hours) and improved “ON” time without troublesome dyskinesia by an average of 0.26 to 2.23 hours (from an applicable baseline ranging from 10.32 to 10.46 hours) across the cohorts, in each case, as reported in validated self-reported patient diaries by 15 patients with advanced Parkinson’s disease. VY-AADC (NBIb-1817) also showed sustained improvement in motor function after three years, as measured by UPDRS Part III off medication scores, by -10.2 to -19.0 points (from an applicable baseline ranging from 35.8 to 38.2 points) across the cohorts, per clinician assessment. Requirements for Parkinson’s disease medications were also reduced in cohorts 2 and 3, in levodopa-equivalent daily doses, by an average of 322.0 and 441.2 mg/day, respectively, from applicable baselines of 1507.0 and 1477.0 mg/day.

Two-year data from 7 patients in the PD-1102 trial showed that VY-AADC (NBIb-1817) reduced diary-reported “OFF” time by an average of 3.2 hours and increased diary-reported good “ON” time by 2.1 hours (from applicable baselines of 9.3 hours and 6.6 hours, respectively). In this study, patients treated with VY-AADC (NBIb-1817) showed sustained improvement in motor function after two years, with improved UPDRS Part III off medication scores of -12.0 points (from an applicable baseline of 34.4). Requirements for Parkinson’s disease medications were also reduced, in levodopa-equivalent daily doses, by an average of 439.5 mg/day from a baseline 1500.9 mg/day.

Preliminary safety data from both trials suggest that VY-AADC (NBIb-1817) was generally well-tolerated, with no study drug-related serious adverse events reported. The most common adverse events reported were headache, hypoesthesia, and musculoskeletal pain for patients enrolled in PD-1101, and upper respiratory tract infection, headache, nausea, and depression for patients enrolled in PD-1102.

VY-AADC (NBIb-1817) RESTORE-1 Program

In connection with our continued clinical development of VY-AADC (NBIb-1817), we sought to shift from production using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 clinical trials, to production using insect-derived cells and our baculovirus/Sf9 manufacturing process. We designed our baculovirus/Sf9 manufacturing process to produce AAV vectors at clinical and commercial scale, with the potential for increased yields and more efficient scalability compared with mammalian-based systems.

In December 2017, we submitted an IND to the FDA to evaluate VY-AADC (NBIb-1817) in the RESTORE-1 Phase 2 clinical trial, a randomized, double-blind, sham-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of moderate to advanced Parkinson’s disease in patients with motor fluctuations. As part of the IND application for VY-AADC (NBIb-1817), the chemistry, manufacturing, and controls section included data demonstrating comparability between VY-AADC (NBIb-1817) produced using our baculovirus/Sf9 manufacturing process and VY-AADC (NBIb-1817) produced using the mammalian cell system. In each case, the VY-AADC was produced under cGMP. The data demonstrated that this production platform change resulted in comparable vector quality and activity. As a result, we decided to use VY-AADC (NBIb-1817) manufactured in our baculovirus/Sf9 system in the RESTORE-1 Phase 2 clinical trial.

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2 clinical trial. We received written feedback from the FDA, including FDA guidance received during the Type B meeting, that in a disease such as Parkinson’s, two adequate and well-controlled clinical trials are suggested. Based upon feedback received from the FDA, we and Neurocrine amended the RESTORE-1 clinical trial protocol to support a potential future registration filing for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments included increasing the planned enrollment to approximately 85 patients from the previously planned 42 patients, and adjusting future enrollment in the trial to randomize patients 2:1 to VY-AADC (NBIb-1817) or sham-surgery, respectively, as compared to the previous 1:1 randomization. The eligibility criteria remained substantially the same: the trial is potentially available to patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. The protocol amendments were anticipated to facilitate enrollment and patient convenience.

A dose of up to 3.6 x 1012 vector genomes, which we refer to as the maximum total bilateral dose, was selected for the RESTORE-1 Phase 2 clinical trial. This dose is between the maximum total vector genome doses administered in Cohorts 2 and 3 from PD-1101 when considering the higher volume administered with the posterior trajectory and vector produced using the baculovirus system.

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

Changes in patients’ daily doses of oral levodopa and related medications will also be recorded. Biomarker data collected during the RESTORE-1 Phase 2 clinical trial includes measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography using 18-F-fluorodopa.

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

In February 2021, Neurocrine notified us of its decision to terminate the Neurocrine Collaboration with respect to the VY-AADC Program, effective August 2, 2021. The Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine will expire, and we will regain worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. Although we believe that the VY-AADC Program may have value, as a result of the reprioritization of our product candidate portfolio, we have determined not to advance the VY-AADC Program without a collaboration partner once we have regained the underlying worldwide intellectual property rights. Although Neurocrine remains the study sponsor of the RESTORE-1 clinical study, the underlying technology licenses for the VY-AADC program will revert to us on August 2, 2021.

We continue to believe that the VY-AADC program holds significant promise for Parkinson’s disease patients as evidenced by the positive multi-year safety and efficacy data from the two Phase 1b clinical trials presented in September 2020 at the MDS Virtual Congress. As a result of the prioritization of new programs enabled by novel capsids in our preclinical portfolio and our focus on the clinical efforts for the VY-HTT01 program to treat Huntington’s disease, we have determined that we will not advance the VY-AADC program on our own following the termination of that portion of the collaboration agreement. Instead, we expect to turn the future development and commercialization of VY-AADC over to a partner once the potential path forward for the program is determined.

VY-HTT01 and the Planned Phase 1/2 VYTAL Clinical Program

VY-HTT01 is our clinical gene therapy candidate for the treatment of Huntington’s disease. VY-HTT01 is composed of an AAV capsid (AAV1) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of huntingtin, or HTT, mRNA.

In non-human primate studies, one-time administration of VY-HTT01 resulted in robust and durable reduction of HTT mRNA and protein with knock-down stabilization between six and twelve months, and widespread distribution of VY-HTT01 vector genome across the striatum and cortex, which are core areas of disease pathology. VY-HTT01 treatment demonstrated robust reduction of HTT mRNA and protein in the YAC128 and BACHD transgenic mouse models of Huntington’s disease, with significant improvements in motor function. We plan to present preclinical data from the IND-enabling studies at a medical conference in 2021.

In September 2020, we submitted an IND application to evaluate VY-HTT01 in a planned Phase 1/2 clinical trial in patients with Huntington’s disease. In October 2020, the FDA placed a clinical hold on our IND application pending the resolution of certain chemistry, manufacturing and controls, or CMC, information requests, and we subsequently received written feedback from the FDA requesting additional information on specific CMC topics, including drug device compatibility and drug substance and product characterization. We provided our complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 and, in April 2021, were notified that the FDA removed the clinical hold on VY-HTT01.

We plan to initiate VYTAL, a Phase 1/2 clinical trial of VY-HTT01 at multiple U.S. sites, in the fourth quarter of this year. The planned VYTAL Phase 1/2 clinical trial is designed as a randomized, open-label study with a concurrent delayed-start control. The trial will evaluate the safety and tolerability of VY-HTT01 in patients with early manifest Huntington’s disease. Secondary endpoints include disease biomarkers and clinical outcome measures. We expect to initiate the planned VYTAL Phase 1/2 clinical trial by the end of 2021 and anticipate providing initial topline safety, tolerability and biomarker data in 2022.

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

As part of the Neurocrine Collaboration, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing, and speech. VY-FXN01 is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will comprise a capsid, promoter, and FXN transgene. We are completing AAV capsid biodistribution experiments to confirm capsid serotypes that effectively transduce disease target tissues in non-human primates following intravenous injection. Criteria for evaluating these capsids include safety, the overall level of transgene expression achieved, and the anatomic and cellular distribution of the transgene expression. Also, we have optimized the promoter for VY-FXN01 to achieve an acceptable therapeutic index for frataxin replacement. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function and rescued the disease phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia, identifying potential fluid biomarkers and selecting clinical endpoints for future clinical trials. If we and Neurocrine successfully identify a lead candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

In addition to the programs described above, we continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. In early 2019, we presented on our discovery and development of novel AAV capsids that cross the BBB after IV administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest. As part of that effort, our scientists have developed a proprietary system called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. We have developed a series of novel adeno-associated virus (AAV) capsids which, following intravenous administration, achieve up to 1000-fold higher RNA expression in the brain and 100-fold higher expression in the spinal cord of non-human primates than AAV9, the current natural AAV serotype with the best ability to ability to cross the BBB. We believe these capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types. We plan to present new data on these novel blood brain barrier penetrant capsids in non-human primates at a scientific conference and other presentations in the first half of 2021.

Finally, we have developed our own real-time, intra-operative, MRI compatible device, the variable trajectory array guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drugs and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA provided 510(k) clearance for V-TAG. We are currently working with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT, on process development and manufacturing of the device, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to CLPT. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1 and Phase 1b clinical trials and in the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817). We currently plan to use either the V-TAG or the ClearPoint System in our planned VYTAL Phase 1/2 clinical trial of VY-HTT01 for Huntington’s disease.

We have incurred significant operating losses in every year prior to 2020. Our net losses were $21.6 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $297.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with Neurocrine, the IND holder and RESTORE-1 clinical trial sponsor, to determine the potential path forward for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease based on, among other things, the additional information being collected by Neurocrine in response to requests of the DSMB;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs, including the initiation of our planned VYTAL Phase 1/2 clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for any of our product candidates or devices that arise from our programs that successfully complete clinical development;

●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2021, we recognized $6.5 million of collaboration revenue from the Neurocrine Collaboration.

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

Research and development activities are central to our business model. We expect research and development costs to increase for the foreseeable future as our development programs progress and as we seek to move our product candidates into clinical trials, including initiation of our planned VYTAL Phase 1/2 clinical trial to evaluate VY-HTT01 as a treatment for Huntington’s disease. We expect that Neurocrine’s partial termination of the Neurocrine Collaboration Agreement will decrease research and development costs related to the VY-AADC Program.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, including the ongoing research and development activities and initiation of clinical trials for our product candidates, inititation of our planned VYTAL Phase 1/2 clinical trial to evaluate VY-HTT01 as a treatment for Huntinton’s disease. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services, director and officer insurance premiums, business development activities, and investor relations costs.

Other Income (Expense)

Interest and other income (expense) consists primarily of interest income on our marketable debt securities and the gain or loss on the equity securities investment in CLPT.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended March 31, 2021, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 25, 2021.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Collaboration revenue	$6,501	$18,067	$(11,566)
Operating expenses:
Research and development	22,346	32,294	(9,948)
General and administrative	9,744	10,206	(462)
Total operating expenses	32,090	42,500	(10,410)
Other income:
Interest income	19	978	(959)
Other income (loss)	3,921	(808)	4,729
Total other income	3,940	170	3,770
Net loss	$(21,649)	$(24,263)	$2,614

Collaboration Revenue

Collaboration revenue was $6.5 million and $18.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in collaboration revenue in the three months ended March 31, 2021 was largely a result of our reduced research and development services related to the Neurocrine Collaboration including as a result of the notice of termination with regard to the VY-AADC Program. Additionally, in the three months ended March 31, 2020, we recognized revenue on the AbbVie Tau Collaboration and AbbVie Alpha-Synuclein Collaboration, both of which were terminated in August 2020. During the three months ended March 31, 2021, collaboration revenue was entirely comprised of $6.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended March 31, 2020, collaboration revenue included $2.4 million related to research services from the AbbVie Tau Collaboration, $1.2 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $14.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended March 31, 2021.

As a result of the terminations of the AbbVie Tau Collaboration, the AbbVie Alpha-Synuclein Collaboration, and, solely with respect to the VY-AADC Program, the Neurocrine Collaboration, we believe collaboration revenues could continue to be lower over 2021 than in comparable periods in 2020.

Research and Development Expense

Research and development expense decreased by $10.0 million from $32.3 million for the three months ended March 31, 2020, to $22.3 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses, for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Employee and contractor related expenses	9,272	12,579	(3,307)
External research and development expenses	$5,976	$14,628	$(8,652)
Facility and other expenses	5,977	4,935	1,042
License fees	1,121	152	969
Total research and development expenses	$22,346	$32,294	$(9,948)

The decrease in research and development expense for the three months ended March 31, 2021 was primarily attributable to the following:

●	approximately $8.7 million for decreased external research and development costs primarily related to a reduction in clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease and approximately $3.3 million for decreased employee and contractor related costs associated with the reduction in research and development function headcount;
●	partially offset by approximately $1.0 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue and $1.0 million for an increase in license fees.

As a result of the terminations of the AbbVie Tau Collaboration, the AbbVie Alpha-Synuclein Collaboration, and, solely with respect to the VY-AADC Program, the Neurocrine Collaboration, we believe research and development costs could continue to be lower over 2021 than in comparable periods in 2020.

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

General and Administrative Expense

General and administrative expense decreased by $0.5 million from $10.2 million for the three months ended March 31, 2020 to $9.7 million for the three months ended March 31, 2021. The decrease in general and administrative expense was primarily attributable to the following:

●	approximately $0.5 million for decreased legal costs and intellectual property related expenses;
●	approximately $0.3 million for decreased compensation costs associated with a reduction in administrative function headcount as well as lower stock-based compensation costs;
●	partially offset by approximately $0.2 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue.

Other Income, Net

Interest and other income of approximately $3.9 million and $0.2 million was recognized during the three months ended March 31, 2021 and 2020, respectively, related to unrealized gains on our common stock investment in and warrants to purchase shares of common stock of CLPT, and interest income on marketable securities balances.

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

As of March 31, 2021, we had cash, cash equivalents, and marketable debt securities of $153.1 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash (used in) provided by :
Operating activities	$(21,294)	$(28,798)
Investing activities	34,625	108,993
Financing activities	28	34
Net increase in cash, cash equivalents, and restricted cash	$13,359	$80,229

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.3 million during the three months ended March 31, 2021 compared to $28.8 million of cash used in operating activities during the three months ended March 31, 2020. The decrease in cash used in operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the terminations of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration during 2020 and the termination of the VY-AADC Program of the Neurocrine Collaboration in January 2021.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $34.6 million during the three months ended March 31, 2021 compared to $109.0 million of cash provided by investing activities during the three months ended March 31, 2020. The net cash provided by investing activities for the three months ended March 31, 2021 primarily consisted of $35.0 million from maturities of marketable securities partially offset by $0.4 million for purchases of property and equipment. Cash provided by investing activities for the three months ended March 31, 2020 primarily consisted of $110.5 million from maturities of marketable securities partially offset by $1.5 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 and 2020 was de minimis and related to proceeds from the exercise of stock options.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments related to the ongoing programs under the Neurocrine Collaboration. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts. We expect lease costs under these commitments to total $6.0 million for the remainder of 2021 and increase annually; in 2025, we expect total lease costs of approximately $9.6 million.

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 25, 2021.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability other than as set forth below. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against us and certain of our current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint purports to be brought on behalf of stockholders who purchased our common stock between June 1, 2017 and November 9, 2020. The complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Huntington’s Program and our IND for VY-HTT01. The complaint seeks, among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. On April 19, 2021, the court appointed the lead plaintiff for the action, and on April 21, 2021, the action was transferred to the U.S. District Court for the District of Massachusetts (where it has been assigned case number 1:21-cv-10727). We deny any allegations of wrongdoing and believe we have a valid defense against these claims and, therefore, intend to vigorously defend ourselves against this lawsuit.

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

Risks Related to Our Financial Position and Need for Capital

We have a history of incurring significant losses and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability.

We are a clinical-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. Our net losses were $21.3 million and $24.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $297.6 million.

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

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	work with Neurocrine, the investigational new drug, or IND, holder and RESTORE-1 clinical trial sponsor, to determine the potential path forward for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease based on, among other things, the additional information being collected by Neurocrine in response to requests of the Data Safety and Monitoring Board, or DSMB;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs, including initiation of our planned VYTAL Phase 1/2 clinical trial to evaluate VY-HTT01 for the treatment of Huntington’s disease;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional neurological diseases for treatment with our adeno-associated virus, or AAV, gene therapies and develop additional programs or product candidates;
●	work to identify and optimize novel AAV capsids;
●	expand our manufacturing capabilities;
●	develop, obtain and maintain regulatory clearances for devices to deliver our AAV gene therapies, and to provide financial and operating support to partners manufacturing and supplying these devices for use in our clinical development program;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2021, our cash, cash equivalents, and marketable debt securities were $153.1 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2022.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, Neurocrine may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration agreements will be derived from sales of products that may not be commercially available for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. Currently, only one of our product candidates, VY-AADC (NBIb-1817), which is currently subject to a clinical hold, is in clinical development, and the remainder of our product candidates are in preclinical development. We expect to initiate the planned VYTAL Phase 1/2 clinical trial for VY-HTT01, our clinical candidate for the treatment of Huntington’s disease, by the end of 2021. AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. There can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

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

For example, in October 2020, the FDA notified us that the IND application for our planned Phase 1/2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain chemistry, manufacturing and controls, or CMC, matters. We provided a complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first quarter of 2021. In April 2021, the FDA removed its clinical hold on the IND for VY-HTT01 and confirmed that we could proceed with our planned VYTAL Phase 1/2 clinical trial.

We plan to initiate VYTAL, a Phase 1/2 clinical trial of VY-HTT01 at multiple U.S. sites, in the fourth quarter of this year. The planned VYTAL Phase 1/2 clinical trial is designed as a randomized, open-label study with a concurrent delayed-start control. The trial will evaluate the safety and tolerability of VY-HTT01 in patients with early manifest Huntington’s disease. Secondary endpoints include disease biomarkers and clinical outcome measures. Preclinical data for VY-HTT01 have shown strong reduction in mutant HTT protein in transgenic animal models of Huntington’s disease, resulting in improvement in disease phenotype. Additional data in non-human primates have demonstrated widespread distribution of VY-HTT01 across the striatum and cortex, which are core areas of disease pathology, and robust and durable reduction of HTT mRNA and protein. We expect to initiate the planned VYTAL Phase 1/2 clinical trial by the end of 2021 and anticipate providing initial topline safety, tolerability and biomarker data in 2022.

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

As previously discussed, in October 2020, the FDA notified us that the IND application for our planned Phase 1/2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain CMC information requests. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Although we have since resolved the clinical hold, any delay in our ability, or our inability, to initiate our planned VYTAL Phase 1/2 clinical trial of VY-HTT01 may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our Huntington’s disease program, or Huntington’s Program.

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

All of our product candidates are in early stages of development. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. For example, data from the PD-1101 Phase 1b clinical trial and from the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory suggest that one-time treatment with VY-AADC (NBIb-1817) could result in sustained improvement in motor function in patients with Parkinson’s disease. These results, however, may not be predictive of the results of the RESTORE-1 Phase 2 clinical trial or any future clinical trials. Some of our clinical trials, including the PD-1101 and PD-1102 clinical trials, were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials such as, for Parkinson’s disease, the RESTORE-1 Phase 2 clinical trial or the potential RESTORE-2 Phase 3 clinical trial. To scale up for later, larger clinical trials and potential commercial production, we transitioned to a new manufacturing process for the RESTORE-1 Phase 2 clinical trial from that used in our PD-1101 and PD-1102 clinical trials as described in additional detail below. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Biomarker data collected during the RESTORE-1 Phase 2 clinical trial included measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography (PET) using fluorodopa F-18. The trial is also designed to record changes in patients’ daily doses of oral levodopa and related medications.

If sponsorship of the program is transferred back to us, we would plan to continue to seek and incorporate FDA guidance in our clinical trial plans. Additional interaction with the FDA regarding the RESTORE-1 and potential RESTORE-2 clinical trial plans could result in changes to the current plan.

Additionally, we have used and may continue to use a different manufacturing process for our AAV gene therapy vector in the RESTORE-1 Phase 2 clinical trial and the potential RESTORE-2 Phase 3 clinical trial. We have begun to manufacture VY-AADC (NBIb-1817) using our baculovirus/Sf9 system as opposed to manufacturing in HEK 293 cells, which were used in the Phase 1 clinical trials. We have also begun to use our baculovirus/Sf9 system to manufacture other of our product candidates including VY-HTT01. We have conducted studies to demonstrate comparability between the current version and the new version. It is possible, however, that the results of the RESTORE-1 Phase 2 clinical trial and the potential RESTORE-2 Phase 3 clinical trial in Parkinson’s disease may differ from the results of the PD-1101 Phase 1b or the separate PD-1102 Phase 1 clinical trial based on the use of VY-AADC (NBIb-1817) manufactured using our baculovirus/Sf9 system as opposed to using HEK 293 cells.

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

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a planned Phase 1/2 clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. Although we have since resolved the clinical hold, our planned initiation of our VYTAL Phase 1/2 clinical trial has been delayed.

We also have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC Program to Neurocrine required Neurocrine to become the sponsor of the RESTORE-1 Phase 2 clinical trial in any sites. The sponsorship transition required additional regulatory filings with and review by regulatory officials, and has led to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial. Following

Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological diseases;
●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC (NBIb-1817) and VY-HTT01;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;

●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials such as the VY-AADC (NBIb-1817) RESTORE-1 Phase 2, the planned VYTAL Phase 1/2, and the potential RESTORE-2 Phase 3 clinical trials in which we have historically used, and expect to use, the ClearPoint System, which is only available at a small number of academic medical centers in the United States;
●	the ability to commercially launch V-TAG, our real-time, intra-operative, MRI-compatible device, and to train physicians to conduct clinical trials using the device;
●	willingness of patients to participate in a placebo-controlled trial, including a trial utilizing sham surgery;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 are designed to be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. There are risks associated with direct delivery of AAV gene therapy into the brain. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), have used and may continue to use the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. The ClearPoint System has only been used in limited gene therapy neurosurgeries to date. One patient in the Phase 1b clinical trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). We may use V-TAG, a proprietary real-time, intra-operative, MRI-compatible device that we developed with CLPT in future trials. Limited clinical data are available for this route of administration. If other side effects were to occur in connection with the surgical procedures described above, or problems were encountered with the use of the ClearPoint System or V-TAG, our clinical trials could be suspended or terminated.

In the RESTORE-1 Phase 2 clinical trial, MRI abnormalities have been observed in some of the participants. To assist Neurocrine, the study sponsor, we continue to examine the potential causes and clinical implications of these abnormalities.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	VY-HTT01 for Huntington’s disease will potentially compete with TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;
●	VY-SOD102 for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.;
●	VY-FXN01 for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.; and
●	Our Tau program for tauopathies including Alzheimer’s disease, PSP, and FTD will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen.

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

Risks Related to Third Parties

To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme and AbbVie and our ongoing collaboration with Neurocrine. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the VY-AADC Program, Friedreich’s ataxia program, or FA Program, and Huntington’s Program, and a future program, collectively, the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s Program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for the VY-AADC Program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option.

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

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine will expire, and we will regain worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement. We have determined that we will not advance the VY-AADC Program on our own following the Neurocrine VY-AADC Program Termination Effective Date. Instead, we expect to turn the future development and commercialization of VY-AADC (NBIb-1817) over to a partner once the potential path forward for the VY-AADC Program is determined.

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

Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and may continue to use the real-time, intra-operative, MRI imaging system known as the ClearPoint System. We also may use the ClearPoint System in our planned VYTAL Phase 1/2 clinical trial. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. Investigators have used the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may continue to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817) and VY-HTT01, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. The protocol for the RESTORE-1 Phase 2 clinical trial states that the clinical trial is intended to be conducted at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. Additionally, we expect to initiate the planned VYTAL Phase 1/2 clinical trial for VY-HTT01 at multiple sites in the U.S. If any locations terminate a particular clinical trial, we or our collaborators would be required to find other parties or locations to conduct such clinical trial. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

The COVID-19 pandemic continues to evolve rapidly. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the initial wave of the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Certain of our clinical trial sites and collaboration partners have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19. Additionally, we have experienced, and may continue to experience, delays in services provided to us by CROs and third-party manufacturers, including delays and disruptions due to the limited availability of materials such as glass that are also utilized in the manufacturing of COVID-19 vaccines.

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

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism from natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 37% of our outstanding common stock as of April 9, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed registration statements on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also have an effective registration statement on Form S-3 for the sale of up to $300.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants, of which we have reserved $100.0 million for the offering, issuance, and sale of common stock through at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC, on November 6, 2019.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2021 through March 31, 2021, the sales price of our common stock ranged from a high of $9.15 to a low of $4.56 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize our product candidates. As described in “Part II, Item 1—Legal Proceedings,” we and certain of our current and former officers and directors have been named as defendants in a purported class action lawsuit. This proceeding and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To remain compliant with Section 404, we must continue to engage in the process of documenting and evaluating our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On November 13, 2020, our board approved the grant of an inducement award to a new employee consisting of (i) a non-statutory stock option to purchase an aggregate of 76,500 shares of our common stock at an exercise price of $8.43 per share, effective January 11, 2021, and (ii) a restricted stock unit award representing the right to receive up to 13,000 shares of our common stock, effective April 1, 2021. This award was granted as an inducement material to the employee’s entry into employment with us and was issued outside our existing equity compensation plans in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4). The stock option has a ten-year term and vests over four years, with 25% of the shares underlying the stock option vesting on the first anniversary of the effective date of grant and 75% of the shares underlying the stock option vesting in 36 equal monthly installments following the first anniversary of the effective date of grant. The restricted stock unit award vests annually in equal installments over three years, beginning on the first anniversary of the effective date of grant. The vesting of the stock option and restricted stock unit award are subject to the employee’s continued employment with us. The stock option and the restricted stock unit award are subject to the terms and conditions of the applicable equity award agreements.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

Date: May 10, 2021	VOYAGER THERAPEUTICS, INC.

	By:	/s/ G. Andre Turenne
G. Andre Turenne
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)