Form 10-Q
period 2021-06-30
Voyager Therapeutics, Inc.
filed 2021-08-09
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 4, 2021 was 37,935,649.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine;
●	our ongoing and planned clinical trials and related timelines, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	our ability to determine the appropriate path forward for the development of VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file IND applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM AAV capsid screening platform and our vectorized antibody platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;

●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements;
●	our ability to reduce costs and reprioritize our product candidate pipeline successfully in connection with our strategic initiatives; and
●	the potential impact of the COVID-19 pandemic on our clinical trials and other business operations.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk and uncertainties that you should be aware of when evaluating our business. The following is a summary of what we believe to be the principal risks facing our business, as more fully described under “Part II, Item 1A—Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

●	We have a history of incurring significant losses and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company and our ongoing collaboration with Neurocrine Biosciences, Inc. If any ongoing or future collaboration agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy product candidates are based on a novel technology, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and of subsequently obtaining regulatory approval for, our product candidates.

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. Our product candidates are in the discovery and preclinical development stages. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Gene therapies and their companion diagnostics are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	Our inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.
●	We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$117,844	$104,440
Marketable securities	25,137	76,698
Related party collaboration receivable	1,758	8,012
Prepaid expenses and other current assets	3,910	8,619
Total current assets	148,649	197,769
Property and equipment, net	23,689	25,435
Deposits and other non-current assets	2,247	2,316
Operating lease, right-of-use asset	34,142	36,064
Total assets	$208,727	$261,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$790	$634
Accrued expenses	10,959	14,205
Other current liabilities	4,870	4,198
Deferred revenue, current	8,069	7,729
Total current liabilities	24,688	26,766
Deferred revenue, non-current	31,656	36,088
Other non-current liabilities	41,847	44,410
Total liabilities	98,191	107,264
Commitments and contingencies (see notes 6 and 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2021 and December 31, 2020; 37,772,219 and 37,368,027 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	38	37
Additional paid-in capital	438,300	430,324
Accumulated other comprehensive loss	(126)	(134)
Accumulated deficit	(327,676)	(275,907)
Total stockholders’ equity	110,536	154,320
Total liabilities and stockholders’ equity	$208,727	$261,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Collaboration revenue	$1,357	$28,681	$7,858	$46,748
Operating expenses:
Research and development	19,505	29,423	41,851	61,718
General and administrative	10,437	8,239	20,181	18,444
Total operating expenses	29,942	37,662	62,032	80,162
Operating loss	(28,585)	(8,981)	(54,174)	(33,414)
Other (expense) income:
Interest income	48	346	132	1,324
Other (expense) income	(1,583)	(46)	2,273	(854)
Total other (expense) income, net	(1,535)	300	2,405	470
Net loss	$(30,120)	$(8,681)	$(51,769)	$(32,944)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(3)	(276)	8	249
Total other comprehensive (loss) income	(3)	(276)	8	249
Comprehensive loss	$(30,123)	$(8,957)	$(51,761)	$(32,695)

Net loss per share, basic and diluted	$(0.80)	$(0.23)	$(1.38)	$(0.89)
Weighted-average common shares outstanding, basic and diluted	37,581,381	37,029,524	37,543,387	36,996,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)

Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	3,035	—	34	—	—	34
Vesting of restricted stock units	108,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,949	—	—	3,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	525	—	525
Net loss	—	—	—	—	(24,263)	(24,263)
Balance at March 31, 2020	36,976,751	$37	$416,210	$421	$(336,911)	$79,757
Exercises of vested stock options	160,478	—	1,651	—	—	1,651
Vesting of restricted stock units	21,403	—	—	—	—	—
Issuance of common stock under ESPP	44,995	—	638	—	—	638
Stock-based compensation expense	—	—	3,795	—	—	3,795
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(8,681)	(8,681)
Balance at June 30, 2020	37,203,627	$37	$422,294	$145	$(345,592)	$76,884

Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	184,217	—	—	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(21,649)	(21,649)
Balance at March 31, 2021	37,556,055	$38	$433,849	$(123)	$(297,556)	$136,208
Vesting of restricted stock units	114,412	—	—	—	—	—
Issuance of common stock under ESPP	101,752	—	580	—	—	580
Stock-based compensation expense	—	—	3,871	—	—	3,871
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(30,120)	(30,120)
Balance at June 30, 2021	37,772,219	$38	$438,300	$(126)	$(327,676)	$110,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities
Net loss	$(51,769)	$(32,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,592	7,900
Depreciation	2,459	1,768
Amortization of premiums and discounts on marketable securities	213	(122)
Other non-cash items	(2,460)	854
Changes in operating assets and liabilities:
Related party collaboration receivable	6,254	5,810
Prepaid expenses and other current assets	893	995
Operating lease, right-of-use asset	1,922	1,484
Other non-current assets	69	139
Accounts payable	156	(2,025)
Accrued expenses	(3,357)	(4,568)
Operating lease liabilities	(1,891)	(1,564)
Deferred revenue	(4,092)	(27,726)
Net cash used in operating activities	(44,011)	(49,999)
Cash flow from investing activities
Purchases of property and equipment	(602)	(3,389)
Loss from sale of equipment	—	31
Purchases of marketable securities	—	(14,987)
Proceeds from sales and maturities of marketable securities	57,632	125,500
Net cash provided by investing activities	57,030	107,155
Cash flow from financing activities
Proceeds from the exercise of stock options	28	1,685
Proceeds from the purchase of common stock under ESPP	357	482
Net cash provided by financing activities	385	2,167
Net increase in cash, cash equivalents, and restricted cash	13,404	59,323
Cash, cash equivalents, and restricted cash beginning of period	106,219	86,777
Cash, cash equivalents, and restricted cash end of period	$119,623	$146,100
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$111	$1,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a gene therapy company focused on developing life-changing treatments and next-generation platform technologies. The Company is focused on diseases where the Company believes a single dose adeno-associated virus (“AAV”) gene therapy approach that either increases or decreases the production of a specific protein can either halt or slow disease progression or reduce the symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its AAV-based gene therapies that the Company believes have the potential to safely provide durable efficacy following a single administration. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects diseases with target tissues that have tropism for AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells. The Company believes its single dose gene therapies have the potential to be delivered directly, with targeted infusions or systemically, in conjunction with its novel capsids.

The Company is identifying novel AAV capsids, outer viral protein shells that enclose genetic material of a virus payload. The Company’s team has developed a proprietary system called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier (“BBB”) crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. The Company is also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types, such as cardiac and skeletal muscle.

The Company’s quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at clinical scale. In addition to the Company’s capsid screening platform, the Company has developed a vectorized antibody platform which it believes will overcome many of the challenges of passive immunization.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”) under a collaboration agreement that became effective in January 2019 (the “Neurocrine Collaboration Agreement”). The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industries, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary information and technology, protection against data breaches and other cybersecurity threats, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has a history of incurring annual net operating losses. As of June 30, 2021, the Company had an accumulated deficit of $327.7 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”) and its ongoing collaboration with Neurocrine.

Through June 30, 2021, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. As of June 30, 2021, the Company had cash, cash equivalents, and marketable debt securities of $143.0 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into early 2023.

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

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, under the headings “Summary of Significant Accounting Policies” and “Basis of Presentation”, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies,” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2021	(in thousands)
Money market funds included in cash and cash equivalents	$114,196	$114,196	$—	$—
Marketable securities - U.S. Treasury notes	25,137	25,137	—	—
Total	$139,333	$139,333	$—	$—
December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$103,992	$—	$—
Marketable securities:
U.S. Treasury notes	70,342	70,342	—	—
Equity securities	6,356	6,356	—	—
Total marketable securities	76,698	76,698	—	—
Warrants to purchase equity securities	3,816	—	3,816	—
Total	$184,506	$180,690	$3,816	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities included warrants used to purchase equity securities that were valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. All warrants were exercised, and the shares of common stock received following exercise were subsequently sold, by the Company during the three months ending June 30, 2021.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at June 30, 2021 and December 31, 2020:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of June 30, 2021
Money market funds included in cash and cash equivalents	$114,196	$—	$—	$114,196
Marketable securities - U.S. Treasury notes	25,135	2	—	25,137
Total money market funds and marketable securities	$139,331	$2	$—	$139,333
As of December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$—	$—	$103,992
Marketable securities:
U.S. Treasury notes	70,348	—	6	70,342
Equity securities	1,220	5,136	—	6,356
Total marketable securities	$71,568	$5,136	$6	$76,698
Total money market funds and marketable securities	$175,560	$5,136	$6	$180,690

All of the Company’s marketable debt securities as of June 30, 2021 and December 31, 2020, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$117,844	$104,440
Restricted cash included in deposits and other non-current assets	1,779	1,779
Total cash, cash equivalents, and restricted cash	$119,623	$106,219

5. Accrued expenses

Accrued expenses as of June 30, 2021 and December 31, 2020 consist of the following:

	As of June 30,	As of December 31,
	2021	2020

	(in thousands)
Research and development costs	$5,394	$6,624
Employee compensation costs	4,034	5,857
Professional services	1,103	1,228
Accrued goods and services	428	496
Total	$10,959	$14,205

6. Lease obligation

Operating Leases

As of June 30, 2021, the Company has leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031. The Company gained control of and occupied the space in November 2020.

The Company has received leasehold improvement incentives from the landlord totaling $5.3 million for the 75 Sidney Street and 64 Sidney Street leases. The Company also received $5.6 million of leasehold improvement incentives from the landlord for the 75 Hayden Avenue lease. The leasehold improvements have been capitalized as fixed assets and the Company recorded the incentives as a component of its right-of-use assets and is amortizing them as a reduction of lease expense over the life of the lease.

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

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period as of June 30, 2021:

Total Minimum
Lease Payments
(in thousands)
2021 (remainder of year)	$4,075
2022	8,469
2023	8,723
2024	8,985
2025	9,644
Thereafter	19,945
Total future minimum lease payments	$59,842
Less: imputed interest	(14,126)
Total lease liability	$45,716
Reported as:
Other current liabilities	$4,870
Other non-current liabilities	40,846
Total lease liability	$45,716

During the three and six months ended June 30, 2021, the Company incurred lease expense of $1.9 million and $3.7 million, respectively, for operating leases. During the three and six months ended June 30, 2020, the Company incurred lease expense of $1.7 million and $3.4 million, respectively, for operating leases. As of June 30, 2021, the weighted average remaining lease term was 6.4 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 8.0%.

7. Other liabilities

As of June 30, 2021 and December 31, 2020, other current and non-current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020

	(in thousands)
Other current liabilities
Lease liability	$4,870	$4,198
Total other current liabilities	$4,870	$4,198

Other non-current liabilities
Lease liability	$40,846	$43,409
Other	1,001	1,001
Total other non-current liabilities	$41,847	$44,410

8. Commitments and contingencies

Significant Agreements

Neurocrine Collaboration Agreement

Summary of Agreement

In January 2019, the Company signed the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of its AAV gene therapy products. The Neurocrine Collaboration Agreement became effective in March 2019. Under the Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) the VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), (ii) the VY-FXN01 for Friedreich’s ataxia (the “FA Program”) (collectively with the VY-AADC Program, the “Legacy Programs”), and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

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

In February 2021, Neurocrine notified the Company that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, subsequent to the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine will no longer be obligated to reimburse the Company for research and development activities related to the VY-AADC Program.

Under the terms of the Neurocrine Collaboration Agreement, the Company originally agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “Collaboration Products”) on a worldwide basis under (i) the VY-AADC Program; (ii) the FA Program; and (iii) each Discovery Program. As a result of the termination of the Neurocrine Collaboration Agreement with regards to the VY-AADC Program, in accordance with the terms of the Neurocrine Collaboration Agreement, the licenses granted by the Company to Neurocrine regarding the VY-AADC

Program have expired, and the Company has regained worldwide intellectual property rights regarding the VY-AADC Program, in each case as of the VY-AADC Termination Effective Date.

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

Upon the occurrence of a Transition Event for each Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. As a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Transition Event with respect to the VY-AADC Program is no longer applicable. The Transition Events for the remaining programs are (i) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (ii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an investigational new drug (“IND”) application to be filed with the U.S. Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For the FA Program, the Company was granted the option (the “FA Co-Co Option”) to co-develop and co-commercialize the FA Program upon the occurrence of a specified event (a “FA Co-Co Trigger Event”). The Company agreed, upon its exercise of the FA Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine (the “FA Co-Co Agreement”), and (i) jointly develop and commercialize the Collaboration Products for the FA Program (“FA Collaboration Products”), (ii) share in its costs, profits and losses, and (iii) forfeit certain milestones and royalties on net sales in the United States during the effective period of the FA Co-Co Agreement. The FA Co-Co Trigger Event is the receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate.

Under the Neurocrine Collaboration Agreement, subject to exceptions specified therein, the Company and Neurocrine agreed that profits and losses under the Company’s FA Co-Co Option would be allocated  60% to Neurocrine and 40% to the Company for any FA Collaboration Product. The parties agreed that FA Co-Co Agreement would provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

The Company’s research and development activities under the Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, as detailed in the Neurocrine Collaboration Agreement.

The parties have agreed on a list of up to eight target genes (the “Targets”) from which Neurocrine had the right to nominate Targets for the two Discovery Programs. The Targets nominated for the Discovery Programs were approved by a consensus of the JSC or the executive officers.

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion. As a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Company is no longer entitled to receive the development, regulatory and commercial milestone payments related to the VY-AADC Program upon the achievement of specified milestones. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine also agreed to pay the Company royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC Program, from the mid-teens to low thirties and the low-teens to low twenties, respectively; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) ten years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country (the “Royalty Term”). Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. As a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Company is no longer entitled to receive royalties related to the VY-AADC Program. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

Unless earlier terminated, the Neurocrine Collaboration Agreement expires on the later of (i) the expiration of the last to expire royalty term with respect to a Collaboration Product in all countries in the relevant territory or (ii) the expiration or termination of any FA Co-Co Agreement. Neurocrine may terminate the Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of the Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of the Collaboration Product to which the termination applies. The Company may terminate the Neurocrine Collaboration Agreement, subject to specified conditions, if Neurocrine challenges the validity or enforceability of certain of the Company’s intellectual property rights. Subject to a cure period, either party may terminate the Neurocrine Collaboration Agreement in the event of a material breach by the other party in whole or in part, subject to specified conditions.

Upon termination in certain cases, Neurocrine has agreed to grant to the Company licenses to certain Neurocrine intellectual property, subject to a negotiation between the parties to establish royalty rates for use of such intellectual property. In the event of a breach by the Company with respect to a Neurocrine Program, if such termination were to occur after a Transition Event, then (i) with respect to the FA Program, if an FA Co-Co Agreement is in effect, Neurocrine can terminate the FA Co-Co Agreement for such program and the Company would no longer have co-development and co-commercialization rights with respect to the FA Collaboration Products and (ii) subject to any license agreements, Neurocrine would no longer have any obligations with respect to any Collaboration Products resulting from such program.

Termination of VY-AADC Program

As described above, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program expired, the Company regained worldwide intellectual property rights regarding the VY-AADC Program, and the restrictions on the Company to develop, manufacture or commercialize a gene therapy product directed to the Target of the VY-AADC Program terminated, in each case in accordance with the terms of the Neurocrine Collaboration Agreement. As of the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine no longer is obligated to reimburse the Company for research and development activities related to the VY-AADC Program, and the Company is no longer entitled to receive future milestone or royalty payments related to the VY-AADC Program. The Company intends to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the Data Safety and Monitoring Board (the “DSMB”), and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

The Company continues to believe that the VY-AADC program may hold promise for Parkinson’s disease patients as evidenced by the positive multi-year safety and efficacy data from the two Phase 1b clinical trials presented in September 2020 at the MDS Virtual Congress. As a result of portfolio reevaluation efforts and a strategic shift to invest in novel capsid development efforts, however, the Company has determined that it will not advance the VY-AADC Program on its own. The Company is exploring potential options for continuing the future development and commercialization of the VY-AADC Program as a partnered program.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of costs incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the three months ended June 30, 2021, the Company further revised the estimate of the expected reimbursement to $284.7 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of June 30, 2021:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,397
FA Program	88,533
Discovery Program 1	72,782
Discovery Program 2	70,040
Total	$284,752

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

During the three and six months ended June 30, 2021, the Company recognized $1.4 million and $7.9 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and six months ended June 30, 2020, the Company recognized $24.5 million and $38.9 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the six months ended June 30, 2021:

	Balance at			Balance at
	December 31, 2020	Additions	Deductions	June 30, 2021

	(in thousands)
Related party collaboration receivables	$8,012	$4,959	$(11,212)	$1,758
Contract liabilities:
Deferred revenue	$43,689	$—	$(3,964)	$39,725

The change in the receivables balance for the six months ended June 30, 2021 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

As of June 30, 2021, there was $39.7 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of June 30, 2021, there was $1.8 million of related party collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

Costs incurred relating to the Company’s collaboration programs under the Neurocrine Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2021.

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

Litigation

Except as described below, the Company was not a party to any material legal matters or claims as of June 30, 2021 or December 31, 2020. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2021 or December 31, 2020.

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against the Company and certain of its current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint generally alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Huntington’s Program and the Company’s investigational new drug application for VY-HTT01. On April 19, 2021, the court appointed the lead plaintiff for the action, and on April 30, 2021, the action was transferred to the U.S. District Court for the District of Massachusetts (where it was assigned case number 1:21-cv-10727). On July 2, 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims. This matter is no longer pending.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Research and development	$1,336	$1,764	$2,706	$3,449
General and administrative	2,655	2,095	4,886	4,451
Total stock-based compensation expense	$3,991	$3,859	$7,592	$7,900

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Stock options	$2,480	$2,930	$5,002	$6,138
Restricted stock awards and units	1,392	864	2,366	1,605
Employee stock purchase plan awards	120	65	223	157
Total stock-based compensation expense	$3,991	$3,859	7,592	7,900

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2021 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2020	638,471	$12.74
Granted	1,255,401	$6.21
Vested	(298,629)	$12.57
Forfeited	(424,541)	$9.78
Unvested restricted stock units as of June 30, 2021	1,170,702	$7.71

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. In the six months ended June 30, 2021, the Company granted 525,401 restricted stock units vesting in equal amounts, annually over three years, and 730,000 restricted stock units vesting in equal amounts, annually over two years. All of the restricted stock units granted in the six months ended June 30, 2020 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $1.4 million and $2.4 million for the three and six months ended June 30, 2021, respectively. The stock-based compensation expense related to restricted stock units and awards was $0.9 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $7.3 million, which is expected to be recognized over the remaining average vesting period of 1.9 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2021:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2020	5,485,078	$14.77
Granted	1,386,679	$6.62
Exercised	(3,811)	$7.27
Cancelled or forfeited	(948,571)	$12.96
Outstanding at June 30, 2021	5,919,375	$13.16	6.5	$—
Exercisable at June 30, 2021	3,718,767	$14.90	5.1	$—

As of June 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $13.4 million which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2021	2020
Unvested restricted common stock awards	156,863	176,471
Unvested restricted common stock units	1,170,702	709,730
Outstanding stock options	5,919,375	5,893,175
Total	7,246,940	6,779,376

Basic net loss per share for the six months ended June 30, 2021 and 2020 is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations.

11. Related-party transactions

During the three and six months ended June 30, 2021 and 2020, the Company received board and scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2021, was $60,000 and $90,000, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.

Under the Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of June 30, 2021, the Company had approximately $1.7 million in related party collaboration receivables associated with Neurocrine.

12. Subsequent Events

On August 6, 2021, the board of directors of the Company approved a strategic restructuring plan to eliminate a portion of its workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with its portfolio reevaluation efforts and its strategic shift to invest additional resources in the Company’s novel capsid development efforts.

The Company currently expects to substantially complete the restructuring and to record the restructuring charges in the third quarter of 2021. The Company anticipates incurring total restructuring costs of approximately $2.0 million, which primarily consists of severance related costs. The Company is continuing to review the potential impact of the restructuring and is unable to estimate any additional restructuring costs or charges at this time.

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

Overview

We are a gene therapy company focused on developing life-changing treatments and next-generation platform technologies. We focus on diseases where we believe a single dose adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. Our gene therapy platforms enable us to engineer, optimize, manufacture and deliver AAV-based gene therapies that we believe have the potential to safely provide durable efficacy. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells. We believe our single dose gene therapies have the potential to be delivered directly, with targeted infusions or systemically, in conjunction with our novel capsids.

We are identifying novel AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. Our team has developed a proprietary system called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier, or BBB, crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in wild-type animals. We are also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types, such as cardiac and skeletal muscle.

Our quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at clinical scale. In addition to our capsid screening platform, we have developed a vectorized antibody platform which we believe will overcome many of the challenges of passive immunization.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine Biosciences, Inc., which we refer to as Neurocrine. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

In August 2021, we initiated a strategic initiative and reevaluated our existing product candidate portfolio. As a result of this reevaluation, we intend to invest additional resources in our novel capsid screening technology to expand discovery of novel capsids with broad tissue tropism in CNS, cardiac and skeletal tissues. We also plan to advance innovative gene therapy programs that leverage these novel capsids as well as our vectorized antibody technology.

As a result of these efforts, we have determined that we will not advance our VY-AADC program for the treatment of Parkinson’s disease on our own. Additionally, to leverage our novel capsid development efforts, we have decided to discontinue our current first-generation Huntington’s disease program and to initiate a second-generation program leveraging a novel, proprietary AAV capsid that may enable intravenous administration and achieve broad distribution to affected tissue. We have also initiated gene therapy programs using our novel capsids in treatment programs for monogenic amyotrophic lateral sclerosis, or ALS; spinal muscular atrophy, or SMA; and various diseases linked to GBA1 mutations, including Parkinson’s disease, Lewy body dementia and Gaucher’s disease. Additionally, we continue to advance our vectorized antibody platform capability with programs for tauopathies and indications in neuro-oncology. We continue to partner with Neurocrine on programs for diseases including Friedreich’s ataxia. All of our current product candidates are in the early stages of development. We continue to evaluate additional diseases that could be treated using AAV gene therapy and are also actively exploring additional potential treatment methods that can utilize our proprietary novel capsids.

Our pipeline of early-stage gene therapy programs is summarized in the table below:

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

VY-AADC (NBIb-1817) is currently being evaluated in the RESTORE-1 Phase 2 clinical trial. In December 2020, the FDA notified Neurocrine that the FDA had placed a clinical hold on the RESTORE-1 Phase 2 trial. In February 2021, Neurocrine notified us of its termination of the Neurocrine Collaboration with regards to the VY-AADC Program, effective August 2, 2021.

We continue to believe that the VY-AADC program may hold promise for Parkinson’s disease patients as evidenced by the positive multi-year safety and efficacy data from the two Phase 1b clinical trials presented in September 2020 at the MDS Virtual Congress. As a result of the portfolio reevaluation efforts and a strategic shift to invest in novel capsid development efforts, however, we have determined that we will not advance the VY-AADC program on our own and are currently evaluating potential options for partnering the future development and commercialization of the VY-AADC program.

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

In February 2021, Neurocrine notified us of its decision to terminate the Neurocrine Collaboration with respect to the VY-AADC Program, effective August 2, 2021. The Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine expired, we regained worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement, and the restrictions on us to develop, manufacture or commercialize a gene therapy product directed to the specified target of the VY-AADC Program terminated. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

As stated above, we continue to believe that the VY-AADC program may hold promise for Parkinson’s disease patients, but we have determined that we will not advance the VY-AADC program on our own. We are currently evaluating potential options for partnering the future development and commercialization of VY-AADC program.

Preclinical Pipeline Programs

We are pursuing additional product candidates in the early stages of development. As part of our portfolio reevaluation and a strategic shift to invest in novel capsid development efforts, we intend to focus on validated gene therapy targets that can be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach utilizing our novel, proprietary capsids to enable intravenous administration or leveraging our vectorized antibody platform capabilities. We are currently evaluating treatment programs for Huntington’s disease; monogenic amyotrophic lateral sclerosis, or ALS; tau-related neurodegenerative diseases; spinal muscular atrophy, or SMA; diseases linked to GBA1 mutations including Parkinson’s disease, Lewy body dementia and Gaucher’s disease; and indications in neuro-oncology. We are also evaluating treatment programs for Friedreich’s ataxia and other diseases under the Neurocrine Collaboration Agreement. We continue to evaluate additional diseases that could be treated using AAV gene therapy and are also actively increasing our investment in our TRACER capsid screening platform technology to expand discovery of novel capsids with broad tissue tropism in CNS, cardiac, and skeletal tissues.

VY-HTT01 is our first-generation gene therapy candidate for the treatment of Huntington’s disease. VY-HTT01 is composed of an AAV capsid (AAV1) and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down, or reduce, levels of huntingtin, or HTT, mRNA.

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

As part of our portfolio reevaluation and to leverage our novel capsid development efforts, we have decided to discontinue our current first-generation Huntington’s disease program and not to proceed with the initiation of our planned Phase 1/2 clinical trial of VY-HTT01, which we referred to as VYTAL. We also intend to withdraw the IND for VYTAL. We have initiated a second-generation program using a novel, proprietary AAV capsid that may enable intravenous administration and achieve broad distribution to affected tissue.

As part of the Neurocrine Collaboration, we are developing a gene therapy for the treatment of Friedreich’s ataxia, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing, and speech. We and Neurocrine are evaluating potential development candidates that will comprise a capsid, promoter, and FXN transgene. We are evaluating capsids that effectively transduce disease target tissues in non-human primates following intravenous injection. Criteria for evaluating these capsids include safety, the overall level of transgene expression achieved, and the anatomic and cellular distribution of the transgene expression. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function and rescued the disease phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. As part of our portfolio reevaluation and strategic shift to invest in novel capsid development efforts, we and Neurocrine are evaluating the potential use of our proprietary novel capsids to allow for enhanced transduction across the disease target tissues. If we and Neurocrine successfully identify a lead candidate and an AAV capsid for this program and reach agreement on a product profile and product development program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

In addition to the programs described above, we continue to evaluate additional diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. In early 2019, we presented on our discovery and development of novel AAV capsids that cross the BBB after IV administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest.

Our scientists have developed TRACER, a proprietary system to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. In May 2021, we presented new data demonstrating that we have developed a series of novel AAV capsids which, following intravenous administration, achieve up to 1000-fold higher RNA expression in the brain and 100-fold higher expression in the spinal cord of non-human primates than AAV9, the current natural AAV serotype with the best ability to ability to cross the BBB. We also identified a capsid which displayed strong cardiac transduction and significant dorsal root ganglia detargeting in non-human primates, which may avoid toxicities associated with AAV9 delivery. We believe these capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types, such as cardiac and skeletal muscle.

Finally, we have developed our own real-time, intra-operative, MRI compatible device, the variable trajectory array guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drugs via direct intraparenchymal delivery and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA provided 510(k) clearance for V-TAG. We are currently working with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT, on manufacturing of the device for relevant clinical trials, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to CLPT. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1 and Phase 1b clinical trials and in the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817).

We have a history of incurring annual net operating losses. Our net losses were $51.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $327.7 million. We expect to continue to incur significant expenses and operating losses in the near term. We expect our expenses to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, including our decision on whether to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our current VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. We anticipate that our expenses will increase significantly over time if and as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	develop a second-generation program for Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary system to facilitate the selection of AAV capsids and expand our investment to discover novel capsids with broad tropism in CNS, cardiac, and skeletal tissues with cell-specific transduction properties for particular therapeutic applications;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;

●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	expand our manufacturing capabilities;
●	seek marketing and regulatory approvals for product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand over time our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2021, we recognized $7.9 million of collaboration revenue from the Neurocrine Collaboration.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

●	identifying additional product candidates;
●	completing preclinical studies successfully;
●	designing, initiating, enrolling and completing clinical trials successfully;
●	establishing an appropriate safety profile;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	receiving marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	continued acceptable safety profiles of the products following approval; and
●	recruiting and retaining key research and development personnel.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. We expect research and development costs to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, including our decision on whether to proceed with the VY-

AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our current VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. Following the completion of our restructuring, as our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to increase.

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

We anticipate that our general and administrative expenses will decrease from current levels in the near term as a result of our strategic restructuring including the elimination of a portion of our workforce associated with general and administrative functions to align our resources with the needs of our ongoing business. These decreases include a reduction in personnel costs and fees paid to outside consultants, as well as other cost-saving initiatives including a reduction in facility-related expenditures. Following the completion of our restructuring, we expect general and administrative expenses to increase to support continued research and development activities and increased expenses associated with being a public company, including accounting and audit, legal, regulatory, and tax, compliance, insurance (including director and officer insurance) business development and investor relations costs.

Other Income (Expense), net

Interest and other income (expense) consists primarily of interest income on our marketable debt securities and the gain or loss on the equity securities investment in CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the three months ended June 30, 2021.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the six months ended June 30, 2021 as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 25, 2021.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Collaboration revenue	$1,357	$28,681	$(27,324)
Operating expenses:
Research and development	19,505	29,423	(9,918)
General and administrative	10,437	8,239	2,198
Total operating expenses	29,942	37,662	(7,720)

Other (expense) income, net:
Interest income	48	346	(298)
Other expense	(1,583)	(46)	(1,537)
Total other (expense) income, net	(1,535)	300	(1,835)
Net loss	$(30,120)	$(8,681)	$(21,439)

Collaboration Revenue

Collaboration revenue was $1.4 million and $28.7 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in collaboration revenue in the three months ended June 30, 2021 was largely a result of our reduced performance of research and development services related to the Neurocrine Collaboration including reduced services resulting from Neurocrine’s decision to terminate the Neurocrine Collaboration Agreement with respect to VY-AADC and its participation in the VY-AADC Program. Additionally, in the three months ended June 30, 2020, we recognized collaboration revenue on the AbbVie Tau Collaboration and AbbVie Alpha-Synuclein Collaboration, both of which were terminated in August 2020. During the three months ended June 30, 2021, collaboration revenue was entirely comprised of $1.4 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended June 30, 2020, collaboration revenue included $1.1 million related to research services from the AbbVie Tau Collaboration, $3.1 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $24.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended June 30, 2021.

As a result of the terminations of the AbbVie Tau Collaboration, the AbbVie Alpha-Synuclein Collaboration, and, Neurocrine’s termination of its participation in the VY-AADC Program under the Neurocrine Collaboration, we expect collaboration revenues will continue to be lower in 2021 than in comparable periods in 2020.

Research and Development Expense

Research and development expense decreased by $9.9 million from $29.4 million for the three months ended June 30, 2020, to $19.5 million for the three months ended June 30, 2021. The following table summarizes our research and development expense for the three months ended June 30, 2021 and 2020, together with the change in those items in dollars:

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Employee and consultant related expenses	$10,236	$12,482	$(2,246)
External research and development expenses	5,002	13,452	(8,450)
Facility and other expenses	4,120	3,343	777
License fees	147	146	1
Total research and development expenses	$19,505	$29,423	$(9,918)

The decrease in research and development expense for the three months ended June 30, 2021 was primarily attributable to the following:

●	approximately $8.5 million for external research and development costs primarily related to a reduction in clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease; and
●	approximately $2.2 million for employee and contractor related costs associated with lower headcount in research and development functions as compared to the prior year; partially offset by

●	approximately $0.8 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue.

As a result of the terminations of the AbbVie Tau Collaboration, the AbbVie Alpha-Synuclein Collaboration, and, solely with respect to the VY-AADC Program, the Neurocrine Collaboration Agreement; our strategic restructuring; our decisions to terminate our current VY-HTT01 program for Huntington’s disease and to advance a second-generation Huntington’s disease program; and other activities associated with our portfolio reevaluation efforts, we expect research and development costs will continue to be lower in 2021 than in comparable periods in 2020.

General and Administrative Expense

General and administrative expense increased by $2.2 million from $8.2 million for the three months ended June 30, 2020 to $10.4 million for the three months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.3 million for increased compensation costs and stock-based compensation associated with the recent departure of our Chief Executive Officer, offset by approximately $0.1 million related to lower headcount in administrative functions;
●	approximately $0.9 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue; and
●	approximately $0.1 million for increased legal and intellectual property related expenses.

Other (Expense) Income, net

Interest and other expense of approximately $1.5 million and interest and other income of approximately $0.3 million was recognized during the three months ended June 30, 2021 and 2020, respectively, related to interest income on marketable securities balances, in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Collaboration revenue	$7,858	$46,748	$(38,890)
Operating expenses:
Research and development	41,851	61,718	(19,867)
General and administrative	20,181	18,444	1,737
Total operating expenses	62,032	80,162	(18,130)
Other income, net:
Interest income	132	1,324	(1,192)
Other income (expense)	2,273	(854)	3,127
Total other income, net	2,405	470	1,935
Net loss	$(51,769)	$(32,944)	$(18,825)

Collaboration Revenue

Collaboration revenue was $7.9 million and $46.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in collaboration revenue in the six months ended June 30, 2021 was largely a result of our reduced research and development services related to the Neurocrine Collaboration including as a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program. Additionally, in the six months ended June 30, 2020, we recognized revenue on the AbbVie Tau Collaboration and AbbVie Alpha-Synuclein Collaboration, both of which were terminated in August 2020. During the six months ended June 30, 2021 collaboration revenue was entirely comprised of $7.9 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the six months ended June 30, 2020, collaboration revenue included $3.5 million related to research services from the AbbVie Tau Collaboration, $4.3 million related to research services from the AbbVie Alpha-Synuclein Collaboration, and $38.9 million related to research services and cost reimbursement from the Neurocrine Collaboration. Our collaboration revenues were not materially impacted by the COVID-19 pandemic during the six months ended June 30, 2021.

Research and Development Expense

Research and development expense decreased by $19.8 million from $61.7 million for the six months ended June 30, 2020, to $41.9 million for the six months ended June 30, 2021. The following table summarizes our research and development expense, for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Employee and consultant related expenses	$21,085	$26,077	$(4,992)
External research and development expenses	11,198	28,081	(16,883)
Facility and other expenses	8,263	7,263	1,000
License fees	1,305	297	1,008
Total research and development expenses	$41,851	$61,718	$(19,867)

The decrease in research and development expense for the six months ended June 30, 2021 was primarily attributable to the following:

●	approximately $16.9 million for external research and development costs primarily related to a reduction in clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease; and
●	approximately $5.0 million for employee and contractor related costs associated with lower headcount in research and development functions compared to the prior year; partially offset by
●	approximately $1.0 million of increased facility costs, including rent, depreciation, maintenance and other expenses due to additional space leased at 75 Hayden Avenue and an increase of $1.0 million for license fees.

General and Administrative Expense

General and administrative expense increased by $1.7 million from $18.4 million for the six months ended June 30, 2020 to $20.2 million for the six months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.3 million for increased compensation costs and stock-based compensation associated with the recent departure of our Chief Executive Officer, offset by approximately $0.3 million related to lower headcount in administrative functions;
●	approximately $1.0 million for increased facility costs including rent, depreciation, maintenance and other expenses due to additional space leased at 75 Hayden Avenue
●	partially offset by approximately $0.2 million for a decrease in legal and intellectual property related expenses.

Other Income, net

Interest and other income of approximately $2.4 million and $0.5 million were recognized during the six months ended June 30, 2021 and 2020, respectively, related to interest income on marketable securities balances in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

COVID-19

The COVID-19 pandemic continues to evolve rapidly. We have and will continue to be guided by applicable guidelines and safety measures, including stay-at-home policies for certain non-essential employees, consultants, contractors, and staff. Certain of our clinical trial sites, collaboration partners, suppliers and consultants have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19.

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

Strategic Restructuring – August 2021

On August 6, 2021, our board of directors approved a strategic restructuring plan to eliminate a portion of our workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with our portfolio reevaluation efforts and our strategic shift to invest additional resources in our novel capsid development efforts.

We currently expects to substantially complete the restructuring and to record the restructuring charges in the third quarter of 2021. We anticipate incurring total restructuring costs of approximately $2.0 million, which primarily consists of severance related costs. We are continuing to review the potential impact of the restructuring and we are unable to estimate any additional restructuring costs or charges at this time.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior Sanofi Genzyme Collaboration, AbbVie Tau Collaboration, and AbbVie Alpha-Synuclein Collaboration and our ongoing Neurocrine Collaboration.

In February 2021, Neurocrine notified us it had elected to terminate the Neurocrine Collaboration with respect to VY-AADC and its participation in the VY-AADC Program, effective August 2, 2021. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. We intend to support Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. As a result of the termination, subsequent to the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine is no longer obligated to reimburse us for research and development activities related to the VY-AADC Program, other than incidental expenses incurred by us in conducting wind-down activities.

As of June 30, 2021, we had cash, cash equivalents, and marketable debt securities of $143.0 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable debt securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into early 2023.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(44,011)	$(49,999)
Investing activities	57,030	107,155
Financing activities	385	2,167
Net increase in cash, cash equivalents, and restricted cash	$13,404	$59,323

Net Cash Used in Operating Activities

Net cash used in operating activities was $44.0 million during the six months ended June 30, 2021 compared to $50.0 million of net cash used in operating activities during the six months ended June 30, 2020. The decrease in cash used in operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to lower expenditures related to the reduction of VY-AADC Program activities following the delivery by Neurocrine of notice of termination of its participation in the VY-AADC Program in February 2021.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $57.0 million during the six months ended June 30, 2021 compared to $107.2 million of net cash provided by investing activities during the six months ended June 30, 2020. The net cash provided by investing activities for the six months ended June 30, 2021 was primarily due to $45.0 million from maturities of marketable securities and $12.6 million from proceeds of sales of marketable securities partially offset by $0.6 million for purchases of property and equipment. The net cash provided by investing activities for the six months ended June 30, 2020 was primarily due to $125.5 million from maturities of marketable securities partially offset by $15.0 million for purchases of marketable securities and $3.4 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million and $2.2 million during the six months ended June 30, 2021 and June 30, 2020, respectively, due to the proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, including our decision on whether to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our current VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. We expect our expenses to increase in the future, however, as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or expand efforts on our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into early 2023. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, our collaborators’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners, and any decisions by our collaborators to exercise their rights to terminate a collaboration in whole or in part;

●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners for reimbursement of research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts. We expect lease costs under these commitments to total $4.1 million for the remainder of 2021 and increase annually; in 2025, we expect total lease costs of approximately $9.6 million.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against us and certain of our current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint generally alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Huntington’s Program and our investigational new drug application for VY-HTT01. On April 19, 2021, the court appointed the lead plaintiff for the action, and on April 30, 2021, the action was transferred to the U.S. District Court for the District of Massachusetts (where it was assigned case number 1:21-cv-10727). On July 2, 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims. This matter is no longer pending.

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

Risks Related to Our Financial Position and Need for Capital

We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability.

We are an early-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. Our net losses were $51.8 million and $32.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $327.7 million.

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

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be at least several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

Although our expenses may decrease in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, we anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	develop a second-generation program for Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary system to facilitate the selection of AAV capsids and expand our investment to discover novel capsids with broad tropism in CNS, cardiac, and skeletal tissues with cell-specific transduction properties for particular therapeutic applications;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;

●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our adeno-associated virus, or AAV, gene therapies and develop additional programs or product candidates;
●	expand our manufacturing capabilities;
●	seek marketing and regulatory approvals for product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand over time our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. All of our product candidates are in the early stages of development. We do not anticipate generating revenues from product sales for at least the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ success in:

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

Although our expenses may decrease in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, we expect our expenses to increase over time in connection with our ongoing and planned activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Since the completion of our IPO on November 16, 2015, we have also incurred costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our research and development programs or any future commercialization efforts.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2021, our cash, cash equivalents, and marketable debt securities were $143.0 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into early 2023.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations, including any research and development costs for which we are responsible, our collaborators’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners, and any decisions by our collaborators to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, or acquire or invest in other businesses;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, a current or future collaboration partner may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our ability to develop a second-generation program for the treatment of Huntington’s disease may take longer than we anticipate, may not happen at all, and could require funding a level higher than we expect. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration agreements will be derived from sales of products that may not be commercially available for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partner Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreement. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

Our operating history is short, and to date has been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing and conducting preclinical studies and early-phase clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors such as the regulatory actions that occurred in connection with the VY-AADC Program for Parkinson’s disease and the VY-HTT01 Program for Huntington’s disease. These and other events that are part of our operating history, and ongoing activities such as our decision to conduct a reevaluation of our product candidate pipeline and to restructure our workforce, may impact our ability to operate our business and to raise capital. All of our product candidates are in the early stages of development. To achieve our current goals, we will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. We currently only have one product candidate, VY-AADC (NBIb-1817), in clinical development, and the RESTORE-1 Phase 2 clinical trial in which we are evaluating VY-AA DC (NBIb-1817) is on clinical hold. Our collaboration partner Neurocrine is the study sponsor and IND holder for our VY-AADC program, and it terminated its participation in the program, effective August 2, 2021. We have determined that we will not advance the VY-AADC program unless the program is partnered with another collaborator.

The remainder of our product candidates are in preclinical development. In connection with our strategic restructuring, we determined not to initiate our planned VYTAL Phase 1/2 clinical trial for VY-HTT01 and have instead initiated efforts to develop a second-generation program for Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration. While we believe the decision to transition to a second-generation program for Huntington’s disease to be in our best interest, it also extends the timeline for the development and potential approval and commercialization of a product for Huntington’s disease.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817), the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory, and the RESTORE-1 Phase 2 clinical trial have been conducted at multiple sites, and therefore are subject to oversight by these authorities. Such trials will need to be re-reviewed by the respective institutional IRBs if the protocols for the trials are amended, and any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites. For example, in connection with the RESTORE-1 Phase 2 clinical trial, we and our collaboration partner Neurocrine paused screening of new patients, in part to facilitate IRB reviews of certain amendments made to the clinical trial protocol. As the FDA imposed a clinical hold on the RESTORE-1 Phase 2 clinical trial in December 2020, the resumption of any patient screening or dosing in the trial is now subject to the resolution of the clinical hold currently in effect.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. For example, we have requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC (NBIb-1817) and the design of the proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC (NBIb-1817). We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested.

For example, in connection with our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the clinical research program for VY-AADC (NBIb-1817) in Parkinson’s disease, or the VY-AADC Program, to Neurocrine, which required the related IND application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. Based upon feedback received from the FDA, we and Neurocrine amended the RESTORE-1 clinical trial protocol. Following Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us and we chose to advance the program with a collaboration partner, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in any potential future clinical trial.

In October 2020, the FDA notified us that the IND application for our planned Phase 1/2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain information requests regarding chemistry, manufacturing and controls, or CMC, matters. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Although we have since resolved the clinical hold, we have decided not to commence the VYTAL Phase 1/2 clinical trial for VY-HTT01 and to develop a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration. These and other regulatory delays may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our product candidates.

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

All of our product candidates are in early stages of development, and the risk of failure is high. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. For example, data from the PD-1101 Phase 1b clinical trial and from the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory suggest that one-time treatment with VY-AADC (NBIb-1817) could result in sustained improvement in motor function in patients with Parkinson’s disease. These results, however, may not be predictive of the results of the RESTORE-1 Phase 2 clinical trial or any future clinical trials that we or a collaboration partner may choose to conduct on VY-AADC (NBIb-1817). Some of our clinical trials, including the PD-1101 and PD-1102 clinical trials, were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We are early in our development efforts. Our primary product candidates are in preclinical development. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

We are early in our development efforts, and our primary product candidates are in preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or successful outcome of our preclinical testing and studies. Our ability to complete our preclinical testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, we may be unable to complete such preclinical testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates that are customarily imported from the People’s Republic of China, or the PRC, and current trade relations between the United States and the PRC has made the sourcing of these non-human primates challenging. We have encountered, and may continue to encounter, delays in obtaining a sufficient supply of such non-human primates to enable the conduct of our preclinical studies and testing. In addition, we may need to conduct preclinical studies utilizing non-human primates located in testing facilities outside of the United States. Utilizing such facilities will require us to observe export control regulations for the shipment of vectors and transgenes and import controls for the shipment of samples to us for evaluation and storage, which controls we may not be to satisfy, or may result in delay or additional expense. Our inability to obtain access to a sufficient supply of these non-human primates in a timely manner or at all may impair our ability to complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions or delay the submission of such applications.

Additionally, we cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical and clinical programs.

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a planned Phase 1/2 clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. We provided a complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first quarter of 2021, and the FDA removed its clinical hold on the IND and confirmed that we could proceed with our planned VYTAL Phase 1/2 clinical trial in April 2021. Although we resolved the clinical hold, we have now decided not to initiate our planned VYTAL Phase 1/2 clinical trial. This delay and our subsequent decision to refocus our program for the treatment of Huntington’s disease through the development of a second-generation product candidate could increase our expenses and adversely impact our ability to commercialize a product candidate for the treatment of Huntington’s disease in a timely manner, if at all.

We also have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC Program to Neurocrine required Neurocrine to become the sponsor of the RESTORE-1 Phase 2 clinical trial in many sites. The sponsorship transition required additional regulatory filings with and review by regulatory officials, and led to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial. Following Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in any clinical trials we or a collaboration partner would pursue in connection with the VY-AADC Program.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we have received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA, filing or approval. In November 2020, the sponsor medical monitor and surgical core requested that the data safety and monitoring board, or DSMB, for the RESTORE-1 Phase 2 clinical trial review certain patient MRI abnormalities observed in some clinical trial participants in the ongoing clinical trial. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending its review of these additional data. In response to the DSMB’s recommendation, we and Neurocrine decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine had submitted the required expedited IND safety reports related to these matters and the DSMB was able to complete its evaluation. In December 2020, the FDA notified Neurocrine that it had placed a clinical hold on the RESTORE-1 Phase 2 clinical trial. In January 2021, the FDA informed Neurocrine of the information required to provide a complete response to the FDA in connection with the clinical hold. Information required by the FDA includes an assessment of how the investigational product may have given rise to the adverse findings, a mitigation plan to manage the adverse findings, and supportive data to justify that the product candidate continues to have a favorable benefit/risk profile. The DSMB met to review additional patient data in January 2021 and characterized the MRI abnormalities as having uncertain clinical significance and requested that Neurocrine provide additional information. The clinical implications of these observations are currently unknown and are being evaluated. We intend to support Neurocrine, the clinical trial sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. We have decided that, if Neurocrine were to transfer sponsorship of the RESTORE-1 Phase 2 clinical trial back to us, we would not seek to advance the clinical trial without a partner. Our ability to establish such a collaboration regarding the VY-AADC Program will be subject to a number of factors, including, among other things, the additional information collected by Neurocrine in response to the DSMB requests.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of diseases;
●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC (NBIb-1817) and VY-HTT01;

●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

Any inability to successfully initiate or complete preclinical studies and clinical trials could result in additional costs and potential delays to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. For example, our decision to refocus our Huntington’s Disease program means we must conduct new preclinical studies, prepare a new IND, submit it to the FDA, and resolve any potential FDA objections before enrolling our first patient in a new clinical trial. In addition, if we make manufacturing or formulation changes to our product candidates, such as our previous transition from an HEK 293-based production system to a baculovirus/Sf9 AAV production system or as a result of unanticipated clinical trial results, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 are designed to be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. There are risks associated with direct delivery of AAV gene therapy into the brain. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), have used the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the Phase 1b clinical trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). Limited clinical data are available for this route of administration. If other side effects were to occur in connection with this route of administration including the related surgical procedures or related devices, any clinical trials which we conduct utilizing intraparenchymal delivery could be suspended or terminated. While we intend to transition our product candidates away from direct delivery into the brain, our experience outside of direct delivery is limited, and we may not see the levels of results we hope for using alternative delivery methods such as intravenous delivery.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks. We believe that the likelihood of the FDA requiring a REMS may be higher for treatments with more invasive routes of administration such as direct delivery through brain surgery. Such REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners or the limitation of the use of the product to specifically trained neurosurgeons and/or certain centers. Furthermore, adverse events which were initially considered unrelated to the study treatment of the clinical trial may later be found to be caused by the study treatment. If we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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

We believe that many of our current programs may qualify for orphan drug designation except for VY-AADC (NBIb-1817) for Parkinson’s disease. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. This designation, however, does not mean that we will be able to obtain orphan drug designation for any future or related product candidates for the treatment of Huntington’s disease, including our planned second-generation product candidate for Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the other drug or biological product is not the “same drug” or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

Additionally, in July 2018, we received 510(k) regulatory clearance of V-TAG, our potential delivery device, from the Center for Devices and Radiological Health of the FDA, or CDRH. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices. We expect to rely on third parties in the development and manufacture of our potential delivery devices. In May 2018, for example, we entered into a master services and supply agreement with CLPT which provides for ClearPoint Neuro, Inc., or CLPT, to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT. CLPT has sole responsibility for regulatory compliance related to V-TAG.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc.,

Alcyone Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., or AskBio (acquired by Bayer), Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc. (merged with AskBio), Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc. (acquired by Eli Lilly), PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Sio Gene Therapies, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by Roche), StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	Our program for Huntington’s disease will potentially compete with TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;
●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.;
●	Our program for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for Spinal muscular atrophy, or SMA, will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Spinraza being marked by Biogen, and Evrysdi being marked by Roche; and
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc., Freeline Therapeutics Holdings plc, Pfizer, Inc., Biogen, Lysogene SA, and Coave Therapeutics;

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

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program. This termination became effective August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine expired, and we regained worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement, and the restrictions on us to develop, manufacture or commercialize a gene therapy product directed to the targets specified in the VY-AADC Program terminated. We have determined that we will not advance the VY-AADC Program on our own following the Neurocrine VY-AADC Program Termination Effective Date. Instead, we are evaluating potential options for partnering the future development and commercialization of the VY-AADC program.

In February 2019, we entered into a collaboration agreement, which we refer to as the AbbVie Alpha-Synuclein Collaboration Agreement, for the research, development, and commercialization of AAV gene therapy products directed against alpha-synuclein for indications including Parkinson’s disease and other synucleinopathies. Under the terms of the AbbVie Alpha-Synuclein Collaboration Agreement, we received an upfront payment of $65.0 million and were eligible to receive option exercise payments, future development and regulatory milestone payments and royalties prior to the termination of the AbbVie Alpha-Synuclein Collaboration Agreement, effective August 3, 2020. We are currently evaluating our options for potentially advancing our alpha-synuclein program in the future. If we seek another collaboration partner for the program, we may be unable to find a suitable collaborator on a timely basis, on terms acceptable to us, or at all. If we opt to progress this program ourselves, our expenditures would increase, and we might lack the resources or expertise that an appropriate collaboration partner could provide. If we are unable to find a suitable collaboration partner or unable or unwilling to increase our financial commitment to the alpha-synuclein program to undertake its development, we may have to delay or curtail the program.

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

Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and may continue to use the real-time, intra-operative, MRI imaging system known as the ClearPoint System. We also considered using the ClearPoint System in our planned VYTAL Phase 1/2 clinical trial before we decided to refocus Huntington’s disease program and withdraw our existing IND. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. Investigators have used the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may continue to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint

System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817) and VY-HTT01, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. The protocol for the RESTORE-1 Phase 2 clinical trial states that the clinical trial is intended to be conducted at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. Additionally, we had expected to initiate the planned VYTAL Phase 1/2 clinical trial for VY-HTT01 at multiple sites in the U.S. before our decision to refocus the Huntington’s disease program. If any locations terminate a particular clinical trial, we or our collaborators would be required to find other parties or locations to conduct such clinical trial. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Our only active clinical trial, the RESTORE-1 Phase 2 clinical trial, is currently on clinical hold. It is uncertain when, or if, the FDA might release the hold. Although our collaboration partner Neurocrine has terminated our collaboration regarding VY-AADC, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial. Our other product candidates are in preclinical development, we may fail to identify other potential product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We are highly dependent on the management, technical, and scientific expertise of principal members of our management, scientific, and clinical teams. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Following the departures of our prior Chief Executive Officer and Chief Medical Officer and Head of Research & Development in May and June 2021, our current Chief Executive Officer and Chief Scientific Officer, each of whom is also a director of the Company, have been engaged by us on an interim basis pending the hiring of individuals to permanently fill these positions. The inability of either or both individuals to continue in these interim positions and to dedicate the time necessary to perform these roles could also impede our achievement of these objectives.

We are recruiting individuals to serve as our Chief Executive Officer and as our Chief Scientific Officer, in each case on a full-time basis. Recruiting for these two positions, and recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval, the termination of relationships with collaborators, and the reduction of our workforce in connection with the development of a new portfolio and platform strategy may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

On August 6, 2021, our board of directors approved a strategic restructuring plan to eliminate a portion of our workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with our portfolio reevaluation efforts and strategic shift to invest additional resources in our novel capsid development efforts.

We currently expect to substantially complete the restructuring and to record the restructuring charges in the third quarter of 2021. We anticipate incurring total restructuring costs of approximately $2.0 million, which primarily consists of severance related costs. We are continuing to review the potential impact of the restructuring and we are unable to estimate any additional restructuring costs or charges at this time.

The restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction if force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

Although we are undergoing a strategic restructuring, if we are successful in executing our business strategy, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. We can provide no assurances that we will have sufficient resources in the future to manage all of our planned programs. Future growth would impose significant added responsibilities on members of management, may lead to significant added costs, and may divert our management and business development resources. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed this case after finding that plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

●	business interruptions resulting from geopolitical actions, including war and terrorism; from natural disasters including earthquakes, typhoons, floods and fires; or from social, economic or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

If we decide not to obtain, or are unable to successfully obtain, rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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

Despite our efforts to protect our proprietary know-how and trade secrets, our competitors may discover this information, or obtain the benefit of this information, through a breach of confidentiality and/or non-competition obligations by persons who were formerly associated with us but who have established relationships as employees, contractors, consultants or advisors with other companies, including our competitors. The recent departures of certain executives, key employees, consultants or advisors, and the restructuring of our organization, may make it more difficult to enforce our rights in protecting this information. Further, if discovered in a timely manner, our efforts to enforce rights to protect against these types of breaches may not be possible under law, or may not be successful if commenced.

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

Access to the USPTO and other patent offices were, and may again in the future, be restricted by government mandated shelter-in-place or stay-home orders thereby limiting our ability to appear before any tribunal in support of our intellectual property. Should direct or electronic access to these tribunals be interrupted or become non-existent again in the future, we may not be able to secure, defend or enforce patent protections in all jurisdictions.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC and Neurocrine represent beneficial ownership, in the aggregate, of approximately 34% of our outstanding common stock as of June 30, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From April 1, 2021 through June 30, 2021, the sales price of our common stock ranged from a high of $5.97 to a low of $3.89 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing any product candidates for which we obtain marketing approval;
●	regulatory action and results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	the results of clinical trials of our product candidates;
●	the results of clinical trials of product candidates of our competitors;
●	the commencement, termination, and success of our collaborations, including the ability or willingness of our collaboration partners to fulfill their obligations to us;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel, including in connection with our ongoing strategic restructuring;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies, the cost of commercializing such product candidates, and the cost of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

We have recently been, and could in the future be, subject to legal actions and proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

The market prices of securities of companies in the biotechnology and pharmaceutical industry, including the market price of our common stock, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York (later transferred to the U.S. District Court for the District of Massachusetts) against us and certain of our current and former officers and directors. The complaint sought, among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. On July 2, 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims, and this action is no longer pending. Nonetheless, due to the volatility in, or the unfulfilled expectations for stockholders for, our stock price, we may be the target of similar litigation in the future.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the most recent global financial crisis associated with the COVID-19 pandemic, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, ransom requests, sabotage, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of those third parties with which we contract, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, and could require a substantial expenditure of resources to remedy. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees. Outside parties may attempt to penetrate our systems or those of the third parties with which we contract or to fraudulently induce our employees or employees of such third parties to disclose sensitive information to gain access to our data or to use such access to request cash compensation in the form of a ransom for the return of such data.

The number and complexity of these threats continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely. Although we maintain cyber risk insurance for certain costs we may incur due to a cyber-related event, this insurance may not provide adequate coverage against potential liabilities. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, or a loss of cash in response to ransom threats, we could incur liability, our competitive and financial position and the market perception of the effectiveness of our security measures could be harmed, our credibility could be damaged, and the further development and commercialization of our product candidates could be delayed.

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

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Transition, Separation and Release of Claims Agreement, by and between the Registrant and G. Andre Turenne, dated May 19, 2021.	8-K	10.1	05/19/21	001-37625

10.2	Employment Agreement, by and between the Registrant and Michael Higgins, dated May 19, 2021.	8-K	10.2	05/19/21	001-37625

10.3	Employment Agreement, by and between the Registrant and Glenn Pierce, M.D., Ph.D., dated May 19, 2021.	8-K	10.3	05/19/21	001-37625

10.4	Amendment No. 1 to Employment Agreement, by and between the Registrant and Glenn Pierce, dated June 7, 2021.	8-K	10.1	06/08/21	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: August 9, 2021	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Michael Higgins
Michael Higgins
Interim Chief Executive Officer, President, and Director
(Principal Executive Officer)

By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)