Form 10-Q
period 2021-09-30
Voyager Therapeutics, Inc.
filed 2021-11-02
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 28, 2021 was 37,957,396.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to identify and optimize product candidates and novel AAV gene therapy capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine, and our licensing agreement with Pfizer Inc., or Pfizer, regarding AAV gene therapy capsids;
●	our ongoing and planned clinical trials and related timelines, and our preclinical development efforts and studies;
●	formulation changes to our product candidates that may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	our ability to determine the appropriate path forward for the development of VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file IND applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM AAV capsid screening platform and our vectorized antibody platform;
●	our ability to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;

●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements;
●	our ability to reduce costs and reprioritize our product candidate pipeline successfully in connection with our strategic initiatives; and
●	the potential impact of the COVID-19 pandemic on our clinical trials and other business operations.

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

●	We have a history of incurring significant losses and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, our ongoing collaboration with Neurocrine Biosciences, Inc., and our licensing agreement with Pfizer Inc. If any ongoing or future collaboration or licensing agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy product candidates are based on a novel technology, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and of subsequently obtaining regulatory approval for, our product candidates.

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. Our product candidates are in the discovery and preclinical development stages. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Gene therapies and their companion diagnostics are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	Our inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.
●	We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$111,475	$104,440
Marketable securities, current	10,024	76,698
Related party collaboration receivable	1,165	8,012
Prepaid expenses and other current assets	3,540	8,619
Total current assets	126,204	197,769
Property and equipment, net	22,992	25,435
Deposits and other non-current assets	1,779	2,316
Operating lease, right-of-use asset	33,799	36,064
Total assets	$184,774	$261,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$592	$634
Accrued expenses	11,324	14,205
Other current liabilities	5,248	4,198
Deferred revenue, current	9,537	7,729
Total current liabilities	26,701	26,766
Deferred revenue, non-current	29,639	36,088
Other non-current liabilities	41,012	44,410
Total liabilities	97,352	107,264
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2021 and December 31, 2020; 37,781,786 and 37,368,027 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	38	37
Additional paid-in capital	440,325	430,324
Accumulated other comprehensive loss	(128)	(134)
Accumulated deficit	(352,813)	(275,907)
Total stockholders’ equity	87,422	154,320
Total liabilities and stockholders’ equity	$184,774	$261,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Collaboration revenue	$1,482	$117,843	$9,342	$164,591
Operating expenses:
Research and development	17,914	25,039	59,767	86,757
General and administrative	8,714	8,277	28,895	26,721
Total operating expenses	26,628	33,316	88,662	113,478
Operating (loss) income	(25,146)	84,527	(79,320)	51,113
Other income (expense) :
Interest income	121	254	253	1,578
Other (expense) income	(112)	830	2,161	(24)
Total other income, net	9	1,084	2,414	1,554
Net (loss) income	$(25,137)	$85,611	$(76,906)	$52,667
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(2)	(205)	6	44
Total other comprehensive (loss) income	(2)	(205)	6	44
Comprehensive (loss) income	$(25,139)	$85,406	$(76,900)	$52,711

Net (loss) income per share, basic	$(0.67)	$2.30	$(2.04)	$1.42
Net (loss) income per share, diluted	$(0.67)	$2.27	$(2.04)	$1.40

Weighted-average common shares outstanding, basic	37,780,547	37,242,504	37,623,309	37,079,242
Weighted-average common shares outstanding, diluted	37,780,547	37,672,328	37,623,309	37,500,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	3,035	—	34	—	—	34
Vesting of restricted stock units	108,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,949	—	—	3,949
Unrealized gain on available-for-sale securities, net of tax	—	—	—	525	—	525
Net loss	—	—	—	—	(24,263)	(24,263)
Balance at March 31, 2020	36,976,751	$37	$416,210	$421	$(336,911)	$79,757
Exercises of vested stock options	160,478	—	1,651	—	—	1,651
Vesting of restricted stock units	21,403	—	—	—	—	—
Issuance of common stock under ESPP	44,995	—	638	—	—	638
Stock-based compensation expense	—	—	3,795	—	—	3,795
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(8,681)	(8,681)
Balance at June 30, 2020	37,203,627	$37	$422,294	$145	$(345,592)	$76,884
Exercises of vested stock options	50,774	—	510	—	—	510
Vesting of restricted stock units	8,302	—	—	—	—	—
Stock-based compensation expense	—	—	3,436	—	—	3,436
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(205)	—	(205)
Net income	—	—	—	—	85,611	85,611
Balance at September 30, 2020	37,262,703	$37	$426,240	$(60)	$(259,981)	$166,236

Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	184,217	—	—	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(21,649)	(21,649)
Balance at March 31, 2021	37,556,055	$38	$433,849	$(123)	$(297,556)	$136,208
Vesting of restricted stock units	114,412	—	—	—	—	—
Issuance of common stock under ESPP	101,752	—	580	—	—	580
Stock-based compensation expense	—	—	3,871	—	—	3,871
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(30,120)	(30,120)
Balance at June 30, 2021	37,772,219	$38	$438,300	$(126)	$(327,676)	$110,536
Vesting of restricted stock units	9,567	—	—	—	—	—
Stock-based compensation expense	—	—	2,025	—	—	2,025
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(25,137)	(25,137)
Balance at September 30, 2021	37,781,786	$38	$440,325	$(128)	$(352,813)	$87,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities
Net (loss) income	$(76,906)	$52,667
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Stock-based compensation expense	9,670	11,432
Depreciation	3,683	2,830
Amortization of premiums and discounts on marketable securities	324	(57)
Other non-cash items	(2,460)	24
Changes in operating assets and liabilities:
Related party collaboration receivable	6,847	5,807
Prepaid expenses and other current assets	1,731	1,379
Operating lease, right-of-use asset	2,265	2,341
Other non-current assets	69	207
Accounts payable	(42)	(684)
Accrued expenses	(2,912)	(3,440)
Operating lease liabilities	(2,348)	(2,370)
Lease incentive benefit	—	3,947
Deferred revenue	(4,641)	(148,822)
Net cash used in operating activities	(64,720)	(74,739)
Cash flow from investing activities
Purchases of property and equipment	(1,262)	(8,541)
Proceeds from sale of equipment	—	31
Purchases of marketable securities	—	(24,979)
Proceeds from sales and maturities of marketable securities	72,632	168,000
Net cash provided by investing activities	71,370	134,511
Cash flow from financing activities
Proceeds from the exercise of stock options	28	2,195
Proceeds from the purchase of common stock under ESPP	357	482
Net cash provided by financing activities	385	2,677
Net increase in cash, cash equivalents, and restricted cash	7,035	62,449
Cash, cash equivalents, and restricted cash beginning of period	106,219	86,777
Cash, cash equivalents, and restricted cash end of period	$113,254	$149,226
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$22	$454

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

The Company’s quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at clinical scale. In addition to the Company’s capsid screening platform, the Company has developed a vectorized antibody platform which the Company believes will overcome many of the challenges of passive immunization.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in certain geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”) under a collaboration agreement that became effective in January 2019 (the “Neurocrine Collaboration Agreement”), or out-licensing activities including license agreements related to the Company’s AAV capsids. The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to risks common to companies in the biotechnology and gene therapy industries, including but not limited to, the need to obtain sufficient capital to continue to fund its operations, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary information and technology, protection against data breaches and other cybersecurity threats, compliance with government regulations, development by competitors of technological innovations, and ability to transition from pilot-scale manufacturing to large-scale production of products.

The Company has a history of incurring annual net operating losses. As of September 30, 2021, the Company had an accumulated deficit of $352.8 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”) and its ongoing collaboration with Neurocrine, and, in October 2021, its licensing agreement with Pfizer Inc. (“Pfizer”).

Through September 30, 2021, the Company has raised approximately $640.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and proceeds from collaboration agreements. As of September 30, 2021, the Company had cash, cash equivalents, and marketable debt securities of $121.5 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable debt securities will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into early 2023.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2021	(in thousands)
Money market funds included in cash and cash equivalents	$105,359	$105,359	$—	$—
Marketable securities - U.S. Treasury notes	10,024	10,024	—	—
Total	$115,383	$115,383	$—	$—
December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$103,992	$—	$—
Marketable securities:
U.S. Treasury notes	70,342	70,342	—	—
Equity securities	6,356	6,356	—	—
Total marketable securities	$76,698	$76,698	$—	$—
Warrants to purchase equity securities	3,816	—	3,816	—
Total	$184,506	$180,690	$3,816	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities included warrants used to purchase equity securities that were valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the awards, (c) the risk-free interest rate, and (d) expected dividends. All warrants were exercised, and the shares of common stock received following exercise were subsequently sold, by the Company during the three months ended June 30, 2021.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at September 30, 2021 and December 31, 2020:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of September 30, 2021
Money market funds included in cash and cash equivalents	$105,359	$—	$—	$105,359
Marketable securities - U.S. Treasury notes	10,024	—		10,024
Total money market funds and marketable securities	$115,383	$—	$—	$115,383
As of December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$—	$—	$103,992
Marketable securities:
U.S. Treasury notes	70,348	—	6	70,342
Equity securities	1,220	5,136	—	6,356
Total marketable securities	$71,568	$5,136	$6	$76,698
Total money market funds and marketable securities	$175,560	$5,136	$6	$180,690

All of the Company’s marketable debt securities as of September 30, 2021, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$111,475	$104,440
Restricted cash included in deposits and other non-current assets	1,779	1,779
Total cash, cash equivalents, and restricted cash	$113,254	$106,219

5. Accrued expenses

Accrued expenses as of September 30, 2021 and December 31, 2020 consist of the following:

	As of September 30,	As of December 31,
	2021	2020

	(in thousands)
Employee compensation costs	$5,862	$5,857
Research and development costs	4,068	6,624
Accrued goods and services	326	496
Professional services	1,068	1,228
Total	$11,324	$14,205

6. Lease obligation

Operating Leases

As of September 30, 2021, the Company has leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031. The Company gained control of and occupied the space in November 2020.

In September 2021, the Company entered into an agreement with BioNTech US, Inc. to sublease part of the office and lab space leased by the Company at 75 Sidney Street in Cambridge, Massachusetts (the “Sublease Agreement”). The sublease term is for approximately 3.3 years and the Company expects to receive $8.5 million from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset as a result of the sublease and accounted for the sublease as a separate lease. Sublease payments received are classified within operating expenses to offset the related operating lease payments.

The Company received leasehold improvement incentives from the landlord totaling $5.3 million for the 75 Sidney Street and 64 Sidney Street leases and $5.6 million of leasehold improvement incentives from the landlord for the 75 Hayden Avenue lease. The leasehold improvements have been capitalized as fixed assets and the Company recorded the incentives as a component of its right-of-use assets and is amortizing them as a reduction of lease expense over the respective lease terms.

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

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period as of September 30, 2021:

Total Minimum
Lease Payments
(in thousands)
2021 (remainder of year)	2,117
2022	8,698
2023	8,958
2024	9,227
2025	9,644
Thereafter	19,945
Total future minimum lease payments	$58,589
Less: imputed interest	(13,330)
Total lease liability	$45,259
Reported as:
Other current liabilities	$5,248
Other non-current liabilities	40,011
Total lease liability	$45,259

During the three and nine months ended September 30, 2021, the Company incurred lease expense of $1.7 million and $5.4 million, respectively, for operating leases. During the three and nine months ended September 30, 2020, the Company incurred lease expense of $1.6 million and $5.0 million, respectively, for operating leases. As of September 30, 2021, the weighted average remaining lease term was 6.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.9%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating sublease income	(in thousands)
	$204	$—	$204	$—

7. Other liabilities

As of September 30, 2021 and December 31, 2020, other current and non-current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020

	(in thousands)
Other current liabilities
Lease liability	5,248	4,198
Total other current liabilities	$5,248	$4,198

Other non-current liabilities
Lease liability	$40,011	$43,409
Other	1,001	1,001
Total other non-current liabilities	$41,012	$44,410

Strategic Restructuring

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

During the three and nine months ended September 30, 2021, the Company incurred restructuring costs of approximately $2.0 million, which consists of severance-related costs. Approximately $0.9 million of these restructuring costs were paid as of September 30, 2021.

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

In February 2021, Neurocrine notified the Company that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, subsequent to the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine is no longer be obligated to reimburse the Company for research and development activities related to the VY-AADC Program.

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

Upon termination in certain cases, Neurocrine has agreed to grant to the Company licenses to certain Neurocrine intellectual property, subject to a negotiation between the parties to establish royalty rates for use of such intellectual property. In the event of a breach by the Company with respect to a Neurocrine Program, if such termination were to occur after a Transition Event, then (i) with respect to the FA Program, if an FA Co-Co Agreement is in effect, Neurocrine can terminate the FA Co-Co Agreement for such program and the Company would no longer have co-

development and co-commercialization rights with respect to the FA Collaboration Products and (ii) subject to any license agreements, Neurocrine would no longer have any obligations with respect to any Collaboration Products resulting from such program.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of costs incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. As of September 30, 2021, the estimate of the expected reimbursement is $284.7 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of September 30, 2021:

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

During the three and nine months ended September 30, 2021, the Company recognized $1.5 million and $9.3 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and nine months ended September 30, 2020, the Company recognized $11.2 million and $50.1 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the nine months ended September 30, 2021:

	Balance at			Balance at
	December 31, 2020	Additions	Deductions	September 30, 2021

	(in thousands)
Related party collaboration receivable	$8,012	$6,418	$(13,265)	$1,165
Contract liabilities:
Deferred revenue	$43,689	$-	$(4,512)	$39,176

The change in the receivable balance for the nine months ended September 30, 2021 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

As of September 30, 2021, there was $39.2 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered.

Costs incurred relating to the Company’s collaboration programs under the Neurocrine Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2021.

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

Litigation

Except as described below, the Company was not a party to any material legal matters or claims as of September 30, 2021 or December 31, 2020. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2021 or December 31, 2020.

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against the Company and certain of its current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint generally alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning the Company’s Huntington’s disease program and the Company’s investigational new drug application for VY-HTT01. On April 19, 2021, the court appointed the lead plaintiff for the action, and on April 30, 2021, the action was transferred to the U.S. District Court for the District of Massachusetts (where it was assigned case number 1:21-cv-10727). On July 2, 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims. This matter is no longer pending.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Research and development	$702	$1,524	$3,409	$4,973
General and administrative	1,375	2,008	6,261	6,459
Total stock-based compensation expense	$2,077	$3,532	$9,670	$11,432

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Stock options	$1,372	$2,696	$6,375	$8,834
Restricted stock awards and units	651	740	3,018	2,345
Employee stock purchase plan awards	54	96	277	252
Total stock-based compensation expense	$2,077	$3,532	9,670	11,432

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2020	638,471	$12.74
Granted	1,264,651	$6.20
Vested	(308,196)	12.88
Forfeited	(647,661)	$9.08
Unvested restricted stock units as of September 30, 2021	947,265	$7.52

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. In the nine months ended September 30, 2021, the Company granted 534,651 restricted stock units vesting in equal amounts, annually over three years, and 730,000 restricted stock units vesting in equal amounts, annually over two years. All of the restricted stock units granted in the nine months ended September 30, 2020 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $0.7 million and $3.0 million for the three and nine months ended September 30, 2021, respectively. The stock-based compensation expense related to restricted stock units and awards was $0.7 million and $2.3 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.3 million, which is expected to be recognized over the remaining average vesting period of 1.7 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2021:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2020	5,485,078	$14.77
Granted	1,411,929	$6.57
Exercised	(3,811)	$7.27
Cancelled or forfeited	(1,487,124)	$13.41
Outstanding at September 30, 2021	5,406,072	$13.01	6.0	$—
Exercisable at September 30, 2021	3,750,020	$14.48	4.7	$—

As of September 30, 2021, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $9.4 million which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2021	2020
Unvested restricted common stock awards	156,863	117,647
Unvested restricted common stock units	947,265	—
Outstanding stock options	5,406,072	4,013,244
Total	6,510,200	4,130,891

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except share data)
Numerator:
Net (loss) income	$(25,137)	$85,611	$(76,906)	$52,667
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	37,780,547	37,242,504	37,623,309	37,079,242
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding	37,780,547	37,242,504	37,623,309	37,079,242
Common stock options and restricted stock units	—	429,824	—	420,913
Weighted average shares outstanding-diluted	37,780,547	37,672,328	37,623,309	37,500,155

Basic net income (loss) per share for the three and nine months ended September 30, 2021, is the same as diluted net income (loss) per share as shown on the Company’s condensed consolidated statement of operations.

11. Related-party transactions

During the three and nine months ended September 30, 2021 and 2020, the Company received board and scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2021, was $30,000 and $120,000, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2020 was $0.2 million and $0.3 million, respectively.

During the three and nine months ended September 30, 2021, the Company received consulting and advisor services from Third Rock Ventures. The total fees paid was de minimus.

Under the Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of September 30, 2021, the Company had approximately $1.2 million in related party collaboration receivables associated with Neurocrine.

12. Subsequent Events

On October 1, 2021, the Company entered into an option and license agreement with Pfizer pursuant to which the Company has granted Pfizer options to receive an exclusive license to novel capsids generated from the Company’s TRACER screening technology to develop and commercialize certain AAV gene therapy candidates comprised of a novel capsid and specified transgenes to help treat respective central nervous system and cardiovascular diseases. Under the terms of this agreement, the Company received an upfront payment of $30.0 million and is eligible to receive future option exercise payments of $10.0 million upon each of up to two option exercises; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $115.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product.

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

We are identifying novel AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. Our team has developed a proprietary system called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier, or BBB, crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER system is a broadly-applicable, functional RNA-based AAV capsid screening platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates (NHPs). We are also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types, such as cardiac and skeletal muscle. We are actively engaged in discussions with multiple parties to make novel AAV capsids identified and developed under the TRACER system available to third parties for use in their drug development programs through potential licensing and other arrangements.

Our quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at clinical scale. In addition to our capsid screening platform, we have developed a vectorized antibody platform which we believe will overcome many of the challenges of passive immunization.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine Biosciences, Inc., which we refer to as Neurocrine, or out-licensing activities including license agreements related to our novel capsids such as our October 2021 licensing agreement with Pfizer Inc., which we refer to as Pfizer. We believe there is significant opportunity for out-licensing transactions related to the novel capsids identified by our TRACER system. To maximize the potential of novel capsids identified by our TRACER system for our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such novel capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, our ongoing collaboration with Neurocrine, which commenced in March 2019, and our licensing agreement with Pfizer, which commenced in October 2021. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement and the collaboration with Neurocrine as the Neurocrine Collaboration.

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

We continue to believe that the VY-AADC program may hold promise for Parkinson’s disease patients as evidenced by the positive multi-year safety and efficacy data from the two Phase 1b clinical trials presented previously. As a result of the portfolio reevaluation efforts and a strategic shift to invest in novel capsid development efforts, however, we have determined that we will not advance the VY-AADC program on our own and are currently evaluating potential options for partnering the future development and commercialization of the VY-AADC program.

VY-AADC (NBIb-1817) Phase 1 Clinical Development

We evaluated the delivery of VY-AADC (NBIb-1817) in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, which we refer to as PD-1101, and we are exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory (i.e., back of the head) surgical delivery route in a Phase 1 clinical trial, which we refer to as PD-1102. PD-1101 was an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC (NBIb-1817) to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC (NBIb-1817) in three separate cohorts consisting of five patients in each cohort. PD-1102 is a separate, open-label Phase 1 clinical trial for VY-AADC (NBIb-1817) to evaluate the posterior trajectory that enrolled eight patients with advanced Parkinson’s disease. We have completed PD-1101, and have completed three-year follow-up for patients in PD-1102. Data to date from both trials demonstrate that VY-AADC (NBIb-1817) has been generally well-tolerated and that administration with VY-AADC (NBIb-1817) resulted in stable or improved motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials.

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

In December 2018, we announced randomization of the first patient in the RESTORE-1 Phase 2 clinical trial. We received written feedback from the FDA, including FDA guidance received during the Type B meeting, that in a disease such as Parkinson’s, two adequate and well-controlled clinical trials are suggested. Based upon feedback received from the FDA, we and Neurocrine amended the RESTORE-1 clinical trial protocol to support a potential future registration filing for VY-AADC (NBIb-1817) for the treatment of Parkinson’s disease in the United States. The protocol amendments included increasing the planned enrollment to approximately 85 patients from the previously planned 42 patients and adjusting future enrollment in the trial to randomize patients 2:1 to VY-AADC (NBIb-1817) or sham-surgery, respectively, as compared to the previous 1:1 randomization. The eligibility criteria remained substantially the same: the trial is potentially available to patients who have been diagnosed with Parkinson’s disease for at least four years, are not responding adequately to oral medications, and have at least three or more hours of OFF time during the day as measured by a validated self-reported patient diary. The protocol amendments were anticipated to facilitate enrollment and patient convenience.

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

As part of our portfolio reevaluation and to leverage our novel capsid development efforts, we have decided to discontinue our current first-generation Huntington’s disease program and not to proceed with the initiation of our planned Phase 1/2 clinical trial of VY-HTT01, which we referred to as VYTAL. We withdrew the IND for VYTAL. We have initiated a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid that may enable intravenous administration and achieve broad distribution to affected tissue.

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

Novel Capsid Discovery

Our scientists have developed TRACER, a proprietary system to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. In May 2021, we presented new data demonstrating that we have developed a series of novel AAV capsids which, following intravenous administration, achieve up to 1000-fold higher RNA expression in the brain and 100-fold higher expression in the spinal cord of non-human primates than AAV9, the current natural AAV serotype with the best ability to ability to cross the BBB. We also identified a capsid which displayed strong cardiac transduction and significant dorsal root ganglia detargeting in non-human primates, which may avoid toxicities associated with AAV9 delivery. We believe these capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER system towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types, such as cardiac and skeletal muscle. We are actively engaged in discussions with multiple parties to make novel AAV capsids identified and developed under the TRACER system available to third parties for use in their drug development programs through potential licensing and other arrangements.

Pfizer Option and License Agreement

In connection with our continued development of the TRACER system, on October 1, 2021, we entered into an option and license agreement with Pfizer, which we refer to as the Pfizer Agreement, pursuant to which we have granted Pfizer options to receive an exclusive license, or the License Options, to novel capsids generated from the TRACER system to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, which we refer to as the Pfizer Transgenes. Under the terms of the Pfizer Agreement, Pfizer intends to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system and cardiovascular diseases.

Under the Pfizer Agreement, we have agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. During the research term, which extends until October 1, 2022, or, in the event Pfizer exercises a License Option, until October 1, 2024, we may, at our sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases. We have agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the research term for all such capsid candidates. Following such disclosure, Pfizer has the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a License Option with respect to such capsid candidate. Pfizer may exercise up to two License Options, provided that it may exercise only one License Option for each Pfizer Transgene. We have granted Pfizer, effective upon Pfizer’s exercise of a License Option, with respect to a capsid candidate for the Pfizer Transgene identified therein, an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable licensed capsid as incorporated into products containing the corresponding Pfizer Transgene, or the Licensed Products. Additionally, upon such option exercise, we and Pfizer have agreed that we shall provide certain additional know-how that has not been previously provided to Pfizer to enable Pfizer to exploit such licensed capsid and the corresponding Pfizer Transgene for use in a Licensed Product. Pfizer may, during the research term, conduct additional evaluation of capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license.

Subject to our obligations to disclose new capsids candidates and certain know-how, we and Pfizer have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of us and Pfizer.

Under the Pfizer Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Licensed Products. In the event Pfizer exercises a License Option, Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Licensed Product for each Pfizer Transgene for which Pfizer has exercised its License Option in (i) the United States and (ii) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which we refer to as a Major Market Country, subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Licensed Product in the United States and at least one Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Licensed Product, subject to certain limitations.

We have agreed to provide to Pfizer materials encoding the existing capsid candidates for Pfizer’s evaluation. During the research term, if we identify a new capsid candidate through a specified screening campaign that has not been previously identified and disclosed to Pfizer, we have agreed to, at Pfizer’s request, provide plasmids to Pfizer for the production of such new capsid candidates for evaluation as requested by Pfizer. We have also granted Pfizer, effective upon an option exercise and in addition to its exclusive license under certain of our intellectual property described above, a non-exclusive license, on a licensed capsid-by-licensed capsid basis, under certain of our know-how to exploit the applicable licensed capsid as incorporated into Licensed Products containing the corresponding Pfizer Transgene.

Under the terms of the Pfizer Agreement, Pfizer agreed to pay us an upfront payment of $30.0 million. We received this upfront payment in October 2021. Pfizer has also agreed to pay us, upon each option exercise, a fee of $10.0 million. Following each option exercise with respect to a Pfizer Transgene, we are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Licensed Product to achieve the corresponding milestone. On a Licensed Product-by-Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Pfizer Agreement, each of us and Pfizer owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Pfizer Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Pfizer Agreement and in the course of our and Pfizer’s activities under the Pfizer Agreement will follow inventorship under U.S. patent law.

Subject to certain limitations and exceptions, we have agreed (i) during the research term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under our rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (ii) after Pfizer’s exercise of a License Option, not to grant any third party or affiliate any right or license under our patents to exploit any licensed capsid in combination with any Pfizer Transgene.

Unless earlier terminated, the Pfizer Agreement expires on the earlier to occur of (i) the first anniversary of the effective date of the Pfizer Agreement, if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Licensed Products in all countries if at least one License Option is exercised. Subject to a cure period, either party may terminate the Pfizer Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Pfizer may also terminate the Pfizer Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Pfizer may also terminate the Pfizer Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Pfizer, the licenses that we have granted to Pfizer under the Pfizer Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Pfizer under such licenses had the Pfizer Agreement remained in effect would be substantially reduced.

We believe there is significant opportunity for out-licensing transactions related to the novel capsids identified by our TRACER system. To maximize the potential of novel capsids identified by our TRACER system for our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such novel capsids other than the rights specific to their use in combination with a particular licensee’s transgenes.

Devices

Finally, we have developed our own real-time, intra-operative, MRI compatible device, the variable trajectory array guide, or V-TAG™, that can be used with other neuro-navigational systems for the administration of drugs via direct intraparenchymal delivery and other surgical procedures, to avoid blood vessels and reduce the risk of potential hemorrhage during surgery, and to maximize drug coverage of the targeted structures. In July 2018, the Center for Devices and Radiological Health, or the CDRH, of the FDA provided 510(k) clearance for V-TAG. We have worked with ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT, on manufacturing of the device for relevant clinical trials, and in March 2019, we transferred our premarket notification (510(k)) clearance for V-TAG to CLPT. Investigators have used an alternative MRI-compatible device called the ClearPoint® System in our Phase 1 and Phase 1b clinical trials and in the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817).

We have a history of incurring annual net operating losses. Our net losses were $76.9 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $352.8 million. We expect to continue to incur significant expenses and operating losses in the near term. We expect our expenses to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, including our decision on whether to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our current VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. We anticipate that our expenses will increase significantly over time if and as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;

●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	develop a second-generation program for Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary system to facilitate the selection of AAV capsids and expand our investment to discover novel capsids with broad tropism in CNS, cardiac, and skeletal tissues with cell-specific transduction properties for particular therapeutic applications;
●	enter into licensing agreements regarding our novel capsids, such as the Pfizer Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	expand our manufacturing capabilities;
●	seek marketing and regulatory approvals for product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand over time our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2021, we recognized $9.3 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of our collaboration arrangement with Neurocrine, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the foreseeable future, we expect substantially all of our revenue will be generated from our existing collaboration agreement with Neurocrine, our existing option and license agreement with Pfizer, and from any other strategic relationships we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. We expect research and development costs to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, including our decision on whether to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. Following the completion of our restructuring, as our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to increase.

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

Other Income (Expense), net

Interest and other income (expense) consists primarily of interest income on our marketable debt securities and the gain or loss on the equity securities investment in CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the nine months ended September 30, 2021.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the nine months ended September 30, 2021 as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 25, 2021.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Collaboration revenue	$1,482	$117,843	$(116,361)
Operating expenses:
Research and development	17,914	25,039	(7,125)
General and administrative	8,714	8,277	437
Total operating expenses	26,628	33,316	(6,688)
Other income, net:
Interest income	121	254	(133)
Other (expense) income	(112)	830	(942)
Total other income	9	1,084	(1,075)
Net (loss) income	$(25,137)	$85,611	$(110,748)

Collaboration Revenue

Collaboration revenue was $1.5 million and $117.8 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in collaboration revenue in the three months ended September 30, 2021 was largely a result of our reduced performance of research and development services related to the Neurocrine Collaboration including reduced services resulting from Neurocrine’s decision to terminate the Neurocrine Collaboration Agreement with respect to VY-AADC and its participation in the VY-AADC Program. Additionally, in the three months ended September 30, 2020, we recognized collaboration revenue on the AbbVie Tau Collaboration and AbbVie Alpha-Synuclein Collaboration, both of which were terminated in August 2020. During the three months ended September 30, 2021, collaboration revenue was entirely comprised of $1.5 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the three months ended September 30, 2020, collaboration revenue included $47.2 million related to research services from the AbbVie Tau Collaboration, which consists of $0.9 million related to research services provided prior to the termination date and $46.3 million of deferred revenue remaining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020, $59.4 million related to research services from the AbbVie Alpha-Synuclein Collaboration, which consists of $0.5 million related to research services provided prior to the termination date and $58.9 million of deferred revenue remaining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020, and $11.2 million related to research services and cost reimbursement from the Neurocrine Collaboration. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended September 30, 2021.

As a result of the terminations of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration and Neurocrine’s termination of its participation in the VY-AADC Program under the Neurocrine Collaboration, we expect collaboration revenues will continue to be lower in 2021 than in comparable periods in 2020.

Research and Development Expense

Research and development expense decreased by $7.1 million from $25.0 million for the three months ended September 30, 2020, to $17.9 million for the three months ended September 30, 2021. The following table summarizes our research and development expense for the three months ended September 30, 2021 and 2020, together with the change in those items in dollars:

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Employee and consultant	$8,697	$12,347	$(3,650)
External research and development	4,436	8,547	(4,111)
Facilities and other	2,547	1,964	583
Professional fees	2,234	2,181	53
Total research and development expenses	$17,914	$25,039	$(7,125)

The decrease in research and development expense for the three months ended September 30, 2021 was primarily attributable to the following:

●	approximately $4.1 million for external research and development costs primarily related to a reduction in clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease; and
●	approximately $3.7 million for employee and consultant related costs associated with lower headcount in research and development functions as compared to the prior year; partially offset by
●	approximately $0.6 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue.

As a result of the terminations of the AbbVie Tau Collaboration and the AbbVie Alpha-Synuclein Collaboration and Neurocrine’s termination of its participation in the VY-AADC Program under the Neurocrine Collaboration; our strategic restructuring; our decisions to terminate our VY-HTT01 program for Huntington’s disease and to advance a second-generation Huntington’s disease program; and other activities associated with our portfolio reevaluation efforts, we expect research and development costs will continue to be lower in 2021 than in comparable periods in 2020.

General and Administrative Expense

General and administrative expense increased by $0.4 million from $8.3 million for the three months ended September 30, 2020 to $8.7 million for the three months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $0.4 million for increased compensation costs and stock-based compensation associated with recognition of the severance expensed as a result of the reduction in force;
●	approximately $0.2 million for increased facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue; partially offset by
●	approximately $0.2 million for decreased professional fees and related expenses to support the pipeline programs.

Other (Expense) Income, net

Interest and other expense of approximately $9.0 thousand and interest and other income of approximately $1.1 million was recognized during the three months ended September 30, 2021 and 2020, respectively, related to interest income on marketable securities balances, in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the nine months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Collaboration revenue	$9,342	$164,591	$(155,249)
Operating expenses:
Research and development	59,767	86,757	(26,990)
General and administrative	28,895	26,721	2,174
Total operating expenses	88,662	113,478	(24,816)
Other income, net:
Interest income	253	1,578	(1,325)
Other income (expense)	2,161	(24)	2,185
Total other income, net	2,414	1,554	860
Net (loss) income	$(76,906)	$52,667	$(129,573)

Collaboration Revenue

Collaboration revenue was $9.3 million and $164.6 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in collaboration revenue in the nine months ended September 30, 2021 was largely a result of our reduced research and development services related to the Neurocrine Collaboration including as a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program. Additionally, in the nine months ended September 30, 2020, we recognized revenue on the AbbVie Tau Collaboration and AbbVie Alpha-Synuclein Collaboration, both of which were terminated in August 2020. During the nine months ended September 30, 2021 collaboration revenue was entirely comprised of $9.3 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the nine months ended September 30, 2020, collaboration revenue included $50.8 million related to research services from the AbbVie Tau Collaboration, which consisted of $4.5 million related to research services provided under the AbbVie Tau Collaboration prior to the termination date and $46.3 million of deferred revenue remaining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020, $63.7 million related to research services from the AbbVie Alpha-Synuclein Collaboration, which consisted of $4.8 million related to research services provided under the AbbVie Tau Collaboration prior to the termination date and $58.9 million of deferred revenue remaining under the agreement at the termination date for which all of our obligations were complete as of September 30, 2020, and $50.1 million related to research services and cost reimbursement from the Neurocrine Collaboration. Our collaboration revenues were not materially impacted by the COVID-19 pandemic during the nine months ended September 30, 2021.

Research and Development Expense

Research and development expense decreased by $27.0 million from $86.8 million for the nine months ended September 30, 2020, to $59.8 million for the nine months ended September 30, 2021. The following table summarizes our research and development expense, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Employee and consultant	$30,382	$41,333	$(10,951)
External research and development	14,784	32,741	(17,957)
Facilities and other	7,525	5,986	1,539
Professional fees	7,076	6,697	379
Total research and development expenses	$59,767	$86,757	$(26,990)

The decrease in research and development expense for the nine months ended September 30, 2021 was primarily attributable to the following:

●	approximately $18.0 million for external research and development costs primarily related to a reduction in clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease; and
●	approximately $11.0 million for employee and stock-based compensation associated with lower headcount in research and development functions compared to the prior year; partially offset by
●	approximately $1.5 million of increased facility costs, including rent, depreciation, maintenance and other expenses due to additional space leased at 75 Hayden Avenue

General and Administrative Expense

General and administrative expense increased by $2.2 million from $26.7 million for the nine months ended September 30, 2020 to $28.9 million for the nine months ended September 30, 2021. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.8 million for increased employee and contractor related costs, including $1.3 million for compensation associated with the departure in June of our Chief Executive Officer, in addition to $0.4 million associated with the recognition of the severance expensed as a result of the reduction in force;
●	approximately $0.6 million for increased facility costs including rent, depreciation, maintenance and other expenses due to additional space leased at 75 Hayden Avenue; partially offset by
●	approximately $0.2 million for a decrease in professional fees and related expenses to support the pipeline programs.

Other Income, net

Interest and other income of approximately $2.4 million and $1.6 million were recognized during the nine months ended September 30, 2021 and 2020, respectively, related to interest income on marketable securities balances in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

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

Strategic Restructuring – August 2021

On August 6, 2021, our board of directors approved a strategic restructuring plan to eliminate positions affecting a portion of our workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with our portfolio reevaluation efforts and our strategic shift to invest additional resources in our novel capsid development efforts.

During the three months ended September 30, 2021, we incurred restructuring costs of approximately $2.0 million, which primarily consists of severance related costs. Approximately $0.9 million of these restructuring costs were paid as of September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, our strategic collaborations, including our prior Sanofi Genzyme Collaboration, AbbVie Tau Collaboration, and AbbVie Alpha-Synuclein Collaboration, our ongoing Neurocrine Collaboration, and the Pfizer Agreement.

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

As of September 30, 2021, we had cash, cash equivalents, and marketable debt securities of $121.5 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable debt securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into early 2023.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(64,720)	$(74,739)
Investing activities	71,370	134,511
Financing activities	385	2,677
Net increase in cash, cash equivalents, and restricted cash	$7,035	$62,449

Net Cash Used in Operating Activities

Net cash used in operating activities was $64.7 million during the nine months ended September 30, 2021 compared to $74.7 million of net cash used in operating activities during the nine months ended September 30, 2020. The decrease in cash used in operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to lower expenditures related to the reduction of VY-AADC Program activities following the delivery by Neurocrine of notice of termination of its participation in the VY-AADC Program in February 2021.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $71.4 million during the nine months ended September 30, 2021 compared to $134.5 million of net cash provided by investing activities during the nine months ended September 30, 2020. The net cash provided by investing activities for the nine months ended September 30, 2021 was primarily due to $60.0 million from maturities of marketable securities and $12.6 million from proceeds of sales of marketable securities partially offset by $1.2 million for purchases of property and equipment. The net cash provided by investing activities for the nine months ended September 30, 2020 was primarily due to $168.0 million from maturities of marketable securities partially offset by $25.0 million for purchases of marketable securities and $8.5 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million and $2.7 million during the nine months ended September 30, 2021 and September 30, 2020, respectively, due to the proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, including our decision on whether to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. We expect our expenses to increase in the future, however, as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or expand efforts on our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into early 2023. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and licensing agreements, including any research and development costs for which we are responsible, our collaborators’ or licensors’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners or licensees of any options to develop or license certain products and product candidates, capsids or other technologies that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners or licensors, and any decisions by our collaborators or licensors to exercise their rights to terminate a collaboration or licensing agreement in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration or licensing agreements, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development transactions to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate product revenues sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners or licensors for reimbursement of research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration or licensing agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts. We expect lease payments under these commitments to total $2.1 million for the remainder of 2021 and increase annually; in 2025, we expect total lease payments of approximately $9.6 million. We expect to receive sublease payments of $7.1 million from our sublessee over the term of the sublease.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York against us and certain of our current and former officers and directors, captioned Karp v. Voyager Therapeutics, Inc. et al., No. 1:21-cv-00381. The complaint generally alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions concerning our Huntington’s disease program and our investigational new drug application for VY-HTT01. On April 19, 2021, the court appointed the lead plaintiff for the action, and on April 30, 2021, the action was transferred to the U.S. District Court for the District of Massachusetts (where it was assigned case number 1:21-cv-10727). On July 2, 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims. This matter is no longer pending.

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

We are an early-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. We reported a net loss of $76.9 million for the nine months ended September 30, 2021 and net income of $52.7 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $352.8 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively, AbbVie, and our ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine, and our option and license agreement with Pfizer Inc., or Pfizer, which commenced in October 2021. We refer to the Pfizer option and license agreement as the Pfizer Agreement.

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

Although our expenses may decrease in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in novel capsid development efforts, we anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	develop a second-generation program for Huntington’s disease using a novel, proprietary adeno-associated virus, or AAV capsid to enable enhanced transduction and broad distribution with intravenous administration;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary system to facilitate the selection of AAV capsids and expand our investment to discover novel capsids with broad tropism in CNS, cardiac, and skeletal tissues with cell-specific transduction properties for particular therapeutic applications;
●	enter into licensing agreements regarding our novel capsids, such as the Pfizer Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	expand our manufacturing capabilities;
●	seek marketing and regulatory approvals for product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand over time our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. All of our product candidates are in the early stages of development. We do not anticipate generating revenues from product sales for at least the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ and licensors’ success in:

●	completing preclinical and clinical development of our product candidates or product candidates incorporating our licensed capsids or other technologies and any required companion devices and identifying new product candidates;
●	seeking and obtaining regulatory and marketing approvals for product candidates for which we or they complete clinical trials;

●	launching and commercializing product candidates for which we or they obtain regulatory and marketing approval by establishing a sales, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	obtaining and maintaining adequate coverage and reimbursement by government and third-party payors for our product candidates if and when approved;
●	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
●	establishing and maintaining supply and manufacturing relationships with third parties that have the financial, operating and technical capabilities to provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our or their product candidates, if and when approved;
●	obtaining an adequate level of market acceptance of our or their product candidates as a viable treatment option;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
●	obtaining, maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	avoiding and defending against third-party claims of interference or infringement; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2021, our cash, cash equivalents, and marketable debt securities were $121.5 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into early 2023.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates and any required companion devices;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and licensing agreements, including any research and development costs for which we are responsible, our collaborators’ or licensors’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners or licensors of any options to develop or license certain products and product candidates, capsids or other technologies that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners or licensors, and any decisions by our collaborators or licensors to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, a current or future collaboration partner or licensor may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our ability to develop a second-generation program for the treatment of Huntington’s disease may take longer than we anticipate, may not happen at all, and could require funding at a level higher than we expect. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration or licensing agreements will be derived from sales of products that may not be commercially available for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partner Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreement and the amounts we are entitled to receive from our licensor Pfizer for the achievement of specified development, regulatory, and commercialization milestones and royalty payments under the Pfizer Agreement. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. In Europe, Luxturna and Zolgensma, as well as Glybera by uniQure N.V., or uniQure, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of diseases;
●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC (NBIb-1817) and VY-HTT01;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;

●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

The RMAT program is intended to facilitate efficient development and expedite review of such therapies. A new drug application or a BLA for a product candidate that has received an RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-

term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has received an RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Additionally, in July 2018, we received 510(k) regulatory clearance of V-TAG, our potential delivery device, from the Center for Devices and Radiological Health of the FDA, or CDRH. There are additional steps needed in making this device available for use including the manufacture of the product and compliance with state and federal laws and regulations for medical devices. We have relied on, and may in the future rely on, third parties in the development and manufacture of our potential delivery devices. In May 2018, for example, we entered into a master services and supply agreement with CLPT which provides for ClearPoint Neuro, Inc., or CLPT, to perform certain manufacturing, supply, development, and services as requested by us, including the supply of the ClearPoint System and cannula devices as well as to collaborate on V-TAG. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT. CLPT has sole responsibility for regulatory compliance related to V-TAG.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Alcyone Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., or AskBio (acquired by Bayer), Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc. (merged with AskBio), Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Prevail Therapeutics, Inc. (acquired by Eli Lilly), PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Sio Gene Therapies, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by Roche), StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	Our program for Huntington’s disease will potentially compete with TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;

●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.;
●	Our program for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for spinal muscular atrophy, or SMA, will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Spinraza being marked by Biogen, and Evrysdi being marked by Roche; and
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc., Freeline Therapeutics Holdings plc, Pfizer, Biogen, Lysogene SA, and Coave Therapeutics;

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

Risks Related to Third Parties

To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme and AbbVie, our ongoing collaboration with Neurocrine, and the Pfizer Agreement. If any ongoing or future collaboration or licensing agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

In February 2015, we entered into the Sanofi Genzyme Collaboration Agreement to leverage our combined expertise and assets in gene therapy for neurological diseases. Under the Sanofi Genzyme Collaboration Agreement, we received an upfront commitment of approximately $100.0 million. Pursuant to the agreement, we granted Sanofi Genzyme an exclusive option to license, develop and commercialize (i) ex-U.S. rights to the VY-AADC Program, Friedreich’s ataxia program, or FA Program, and the Huntington’s disease program, or Huntington’s Program, and a future program, collectively, the Split Territory Programs, with an incremental option to co-commercialize the product candidate from our Huntington’s Program in the United States and (ii) worldwide rights to our spinal muscular atrophy program. If Sanofi Genzyme would have exercised an option for a Split Territory Program, except for the VY-AADC Program, it would have been required to make an option exercise payment to us. At the inception of the agreement, we were eligible to receive up to $745.0 million in the aggregate upon the achievement of specified regulatory and commercial milestones, as well as tiered royalty payments based on a percentage of net sales of product candidates from the programs for which Sanofi Genzyme exercised its option.

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

On October 1, 2021, we entered into the Pfizer Agreement, pursuant to which we granted Pfizer options to receive an exclusive license to novel capsids generated from our TRACER screening technology to develop and commercialize certain AAV gene therapy candidates comprised of a novel capsid and specified transgenes to help treat respective central nervous system and cardiovascular diseases. Under the terms of the Pfizer Agreement, we received an upfront payment of $30.0 million in October 2021 and are eligible to receive future option exercise payments of $10.0 million upon each of up to two option exercises; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $115.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product. The results of Pfizer’s evaluation of our capsids under the Pfizer Agreement might be unfavorable, or Pfizer may otherwise elect not to exercise either or both license options. If Pfizer did exercise one or more of its license options, it might subsequently choose not to develop product candidates based on our capsids or might be unable to obtaining approvals for any product candidates containing our capsids. Further, Pfizer’s objectives in connection with the Pfizer Agreement may not be consistent with our best interests. Pfizer could use intellectual property it has licensed under the Pfizer Agreement in a manner adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the Pfizer Agreement. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

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

Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and may continue to use the real-time, intra-operative, MRI imaging system known as the ClearPoint System. We also considered using the ClearPoint System in our planned VYTAL Phase 1/2 clinical trial before we decided to refocus the Huntington’s disease program and withdraw our existing IND. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. Investigators have used the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may continue to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the

ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817) and VY-HTT01, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

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

We have relied on, and may in the future rely on, third parties in the development and manufacture of our potential delivery devices. In May 2018, we entered into a master services and supply agreement with CLPT for the development and manufacture of devices, including V-TAG. This agreement provides for CLPT to perform certain manufacturing, supply, development and other services, including the supply of the ClearPoint System and cannula devices. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT, and have worked with CLPT on the manufacturing and clinical supply of the device for relevant clinical trials.

We may seek to enter into collaborations, and out-licensing transactions in the future with other third parties. If we are unable to enter into such collaborations or out-licensing transactions, or if these collaborations or out-licensing transactions are not successful, our business could be adversely affected.

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, licensing, and/or broader collaboration agreements. For example, we entered into the Pfizer Agreement with Pfizer in October 2021. We believe there is significant opportunity for out-licensing transactions related to the novel capsids identified by our TRACER system. To maximize the potential of novel capsids identified by our TRACER system for our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such novel capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Our likely collaborators and licensees include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations or out-licensing transactions on favorable terms or at all. Our ability to generate revenues from our collaborations and out-licensing transactions will depend on our and our collaborators and licensees’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators and licensees might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator or licensee is responsible could be harmful to the public perception and prospects of our gene therapy platform.

Our relationship with any current or future collaborators or licensees may pose several risks, including the following:

●	Collaborators and licensees have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations and out-licensing transactions;
●	Collaborators or licensees may not perform their obligations as expected or desired;
●	the preclinical studies and clinical trials conducted as part of these collaborations or by our licensees may not be successful;
●	collaborators or licensees may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators or licensees’

strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators or licensees may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;
●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration or by a licensee and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us or by a licensee may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;
●	a collaborator or licensee with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities or expenses for us with respect to such product candidates (in the case of collaborations) or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations or out-licensing transactions;
●	collaborators or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the terms of our collaboration or license agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration and license agreements may not lead to the development or commercialization of product candidates in the most efficient manner, or at all. If our collaborations or out-licensing transactions do not result in the successful development and commercialization of products, or if one of our collaborators or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or out-licensing transactions. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, Neurocrine may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Additionally, subject to its contractual obligations to us, if a collaborator or licensee of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators or licensees terminates its agreement with us, we may find it more difficult to attract new collaborators or licensees, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators and licensees.

We will face significant competition in seeking appropriate collaborators and licensees, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration or license agreement with any future collaborators and licensees will depend, among other things, upon our assessment of the collaborator or licensee’s resources and expertise, the terms and conditions of the proposed collaboration or out-licensing transactions and the proposed collaborator or licensee’s evaluation of several factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator or licensee may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration or out-licensing transaction could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators or licensees. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and licensees.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations or out-licensing transactions and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our gene therapy platform. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-

derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s cGMPs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of clinical quality AAV gene therapy vectors at laboratory scale.

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

During the three months ended September 30, 2021, we incurred restructuring costs of approximately $2.0 million, which primarily consists of severance related costs.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC, Armistice Capital LLC, and Neurocrine represent beneficial ownership, in the aggregate, of approximately 44% of our outstanding common stock as of September 30, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From July 1, 2021 through September 30, 2021, the sales price of our common stock ranged from a high of $4.22 to a low of $2.61 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize our product candidates. As described in “Part II, Item 1—Legal Proceedings,” we and certain of our current and former officers and directors were named as defendants in a purported class action lawsuit. This proceeding and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

ITEM 5.OTHER INFORMATION

On September 3, 2021, we entered into a sublease agreement, or the Sublease Agreement, with BioNTech US Inc., or the Subtenant, pursuant to which we have agreed to sublease to the Subtenant approximately 17,931 square feet of office and laboratory space, or the Subleased Premises, in the property located at 75 Sidney Street, Cambridge, Massachusetts that we have leased from 45/75 Sidney Street, LLC, or the Prime Landlord, pursuant to our lease agreement with the Prime Landlord dated April 1, 2014, as amended to date, or the Prime Lease Agreement.  The Sublease Agreement is subject and subordinate in all respects to the Prime Lease Agreement.

The Sublease Agreement became effective on September 3, 2021 and expires on December 31, 2024, unless sooner terminated or extended in accordance with the terms of the Sublease Agreement.

Beginning on September 7, 2021, the Subtenant is obligated to pay us an annual base rent of approximately $2.1 million, subject to an annual increase of approximately three percent of the prior year annual base rent, and its proportionate share of property taxes and operating expenses.  In accordance with the terms of the Prime Lease Agreement, after deducting reasonable and ordinary sublease transaction expenses and rent abatement, we are obligated to pay to the Prime Landlord 50% of any amounts we receive from the Subtenant as rent, additional rent, or other forms of compensation or reimbursement other than those which are equal to or less than the rent, additional rent, and other monies that we are obligated to pay to the Prime Landlord for the Sublease Premises under the Prime Lease Agreement.  Upon the execution of the Sublease Agreement, the Subtenant was required to deliver to us a letter of credit in the amount of approximately $0.7 million as partial security for the Subtenant’s obligations under the Sublease Agreement.

We have the right to terminate the Sublease Agreement upon specified events of default including the Subtenant’s failure to pay rent in a timely manner. Upon an event of default, the Subtenant has agreed to pay us damages in an amount equal to the excess, if any, of the discounted present value of the total rent reserved for the remainder of the term over the then discounted present fair value of the Subleased Premises for the remainder of the term, payable in accordance with the Sublease Agreement, less any rent we receive upon the re-subletting of the Subleased Premises, net of expenses we incur to terminate the Sublease Agreement and re-sublet the Subleased Premises.

The foregoing summary of the Sublease Agreement is qualified in its entirety by the text of the Sublease Agreement, a copy of which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Sublease Agreement, by and between Registrant and BioNTech US Inc., dated September 3, 2021					X

10.2*	Option and License Agreement, by and between the Registrant and Pfizer Inc., dated October 1, 2021.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Date: November 2, 2021	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Michael Higgins
Michael Higgins
Interim Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
(Principal Financial and Accounting Officer)