Form 10-K
period 2021-12-31
Voyager Therapeutics, Inc.
filed 2022-03-08
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $102.8 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 2, 2022, there were 38,114,680 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform and our vectorized antibody platform;
●	our ability to identify and optimize product candidates and proprietary AAV capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine, and from our licensing arrangements with Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis;
●	our ongoing and planned preclinical development efforts, related timelines and studies;
●	formulation changes to our product candidates that may require us to conduct additional preclinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file IND applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to conduct clinical trials compliant with current good clinical practices and to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease when necessitated by or advantageous to our development efforts;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;

●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements;
●	our ability to reduce costs and reprioritize our product candidate pipeline successfully in connection with our strategic initiatives; and
●	the potential impact of the coronavirus disease, or COVID-19, pandemic on future clinical trials and other business operations.

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

●	We have a history of incurring significant losses and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other oper ations.
●	To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, our ongoing collaboration with Neurocrine, the Pfizer License Agreement, and the Novartis License Agreement. If any ongoing or future collaboration or licensing agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and of subsequently obtaining regulatory approval for, our product candidates.
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. Our product candidates are in the discovery and preclinical development stages. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition and our ability to successfully market or commercialize our product candidates.
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	Our future success depends on our ability to retain key members of our management team, and to attract, retain and motivate qualified personnel. Our inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.
●	In 2021, we reduced the size of our organization in connection with a strategic restructuring, and we may encounter difficulties in managing our business as a result of this restructuring or as a result of the attrition that has occurred or may in the future occur due to this restructuring. In addition, we may not achieve anticipated benefits and savings from the reduction.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

PART I

ITEM 1.      BUSINESS

We are a gene therapy company focused on developing life-changing treatments and next-generation platform technologies. We focus on diseases where we believe a single dose adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. Our gene therapy platforms enable us to engineer, optimize, manufacture and deliver AAV-based gene therapies that we believe have the potential to safely provide durable efficacy. Our team of experts in the field of AAV gene therapy first identifies and selects diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells.

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier, or BBB, crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platformis a broadly-applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe our single dose gene therapies have the potential to be delivered directly, with targeted or systemic surgical delivery or infusions, in conjunction with capsids we discover through our TRACER platform, which we refer to as TRACER capsids.

We are also applying the TRACER discovery platform towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types. We are actively engaged in discussions with multiple parties to make TRACER capsids available to third parties for use in their drug development programs through potential licensing and other arrangements.

Our quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at scale sufficient for clinical trials. In addition to our TRACER discovery platform, we have developed a vectorized antibody platform which we believe will overcome many of the challenges of passive immunization.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine, or out-licensing activities including license agreements related to our TRACER capsids such as our October 2021 licensing agreement with Pfizer Inc., which we refer to as Pfizer, and our March 2022 licensing agreement with Novartis Pharma, AG, which we refer to as Novartis. We believe there is an ongoing opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for both our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological, cardiac, and other diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-

Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, our ongoing collaboration with Neurocrine, which commenced in March 2019, our licensing agreement with Pfizer, which commenced in October 2021, and our licensing agreement with Novartis, which commenced in March 2022. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement. We refer to our licensing agreement with Pfizer as the Pfizer License Agreement. We refer to our licensing agreement with Novartis as the Novartis License Agreement.

In August 2021, we initiated a strategic initiative and reevaluated our existing product candidate portfolio. As a result of this reevaluation, we intend to invest additional resources in our TRACER discovery platform, to expand discovery of TRACER capsids with broad tissue tropism in central nervous system, or CNS, cardiac and other tissues. We also plan to advance innovative gene therapy programs that leverage these TRACER capsids as well as our vectorized antibody technology.

We determined in 2021 that we would not advance our VY-AADC program for the treatment of Parkinson’s disease on our own. Additionally, to take advantage of our TRACER capsid development efforts, we decided in 2021 to discontinue our VY-HTT01 program for the treatment of Huntington’s disease and to initiate a second-generation program for the treatment of Huntington’s disease leveraging a proprietary AAV capsid that may enable intravenous administration and achieve broad distribution to affected tissue. We have also initiated gene therapy programs using our TRACER capsids in treatment programs for monogenic amyotrophic lateral sclerosis, or ALS; spinal muscular atrophy, or SMA; and various diseases linked to GBA1 mutations, including Parkinson’s disease, Lewy body dementia and Gaucher’s disease. We continue to advance our vectorized antibody platform capability with programs for tauopathies and indications in neuro-oncology. We continue to partner with Neurocrine on programs for diseases including Friedreich’s ataxia. All of our current product candidates are in the early stages of development. We continue to evaluate additional diseases that could be treated using AAV gene therapy and are also actively exploring additional potential treatment methods that can utilize our proprietary TRACER capsids.

Our pipeline of gene therapy programs is summarized in the table below:

TRACER™
DISCOVERY
PRECLINICAL
CLINICAL
Gene Silencing
Huntington's Disease
Monogenic ALS
Gene Replacement
Spinal Muscular Atrophy
GBA1 Mutations*
Vectorized Antibodies
Various Tauopathies
HER2+ Brain Metastases

*Parkinson's Disease, Lewy Body Dementia, Gaucher Disease

TRACER Capsid Discovery

Our scientists have developed TRACER, a proprietary AAV capsid discovery platform to facilitate the selection of TRACER capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. In May 2021, we presented new data demonstrating that we have developed a series of novel AAV capsids which, following intravenous administration, achieve up to 1000-fold higher RNA expression in the brain and 100-fold higher expression in the spinal cord of nonhuman primates than AAV9, the current natural AAV serotype with the best ability to ability to cross the BBB. We also identified a capsid which displayed strong cardiac transduction and significant dorsal root ganglia detargeting in nonhuman primates, which may avoid toxicities associated with AAV9 delivery. We believe these capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER discovery platform towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types, such as cardiac and other tissues.

We are actively engaged in discussions with multiple parties to make TRACER capsids available to third parties for use in their drug development programs through potential licensing and other arrangements. We believe there is significant opportunity for out-licensing transactions related to our TRACER capsids. To maximize the potential of our TRACER capsids for both our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with the licensee’s transgenes.

Pfizer Option and License Agreement

On October 1, 2021, we entered into an option and license agreement with Pfizer, which we refer to as the Pfizer License Agreement, pursuant to which we have granted Pfizer options to receive an exclusive license, or the License Options, to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, which we refer to as the Pfizer Transgenes. Under the terms of the Pfizer License Agreement, Pfizer intends to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system and cardiovascular diseases.

Under the Pfizer License Agreement, we have agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. During the research term, which extends until October 1, 2022, or, in the event Pfizer exercises a License Option, until October 1, 2024, we may, at our sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases. We have agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the research term for all such capsid candidates. Following such disclosure, Pfizer has the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a License Option with respect to such capsid candidate. Pfizer may exercise up to two License Options, provided that it may exercise only one License Option for each Pfizer Transgene. We have granted Pfizer, effective upon Pfizer’s exercise of a License Option, with respect to a capsid candidate for the Pfizer Transgene identified therein, an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable licensed capsid as incorporated into products containing the corresponding Pfizer Transgene, or the Licensed Products. Additionally, upon such option exercise, we and Pfizer have agreed that we shall provide certain additional know-how that has not been previously provided to Pfizer to enable Pfizer to exploit such licensed capsid and the corresponding Pfizer Transgene for use in a Licensed Product. Pfizer may, during the research term, conduct additional evaluation of capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license.

Subject to our obligations to disclose new capsid candidates and certain know-how, we and Pfizer have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of us and Pfizer.

Under the Pfizer License Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Licensed Products. In the event Pfizer exercises a License

Option, Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Licensed Product for each Pfizer Transgene for which Pfizer has exercised its License Option in (i) the United States and (ii) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which we refer to as a Major Market Country, subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Licensed Product in the United States and at least one Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Licensed Product, subject to certain limitations.

We have agreed to provide to Pfizer materials encoding the existing capsid candidates for Pfizer’s evaluation. During the research term, if we identify a new capsid candidate through a specified screening campaign that has not been previously identified and disclosed to Pfizer, we have agreed to, at Pfizer’s request, provide plasmids to Pfizer for the production of such new capsid candidates for evaluation as requested by Pfizer. We have also granted Pfizer, effective upon an option exercise and in addition to its exclusive license under certain of our intellectual property described above, a nonexclusive license, on a licensed capsid-by-licensed capsid basis, under certain of our know-how to exploit the applicable licensed capsid as incorporated into Licensed Products containing the corresponding Pfizer Transgene.

Under the terms of the Pfizer License Agreement, Pfizer agreed to pay us an upfront payment of $30.0 million. We received this upfront payment in October 2021. Pfizer has also agreed to pay us, upon each License Option exercise, a fee of $10.0 million. Following each License Option exercise with respect to a Pfizer Transgene, we are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Licensed Product to achieve the corresponding milestone. On a Licensed Product-by-Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Pfizer License Agreement, each of us and Pfizer owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Pfizer License Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Pfizer License Agreement and in the course of our and Pfizer’s activities under the Pfizer License Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, we have agreed (i) during the research term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under our rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (ii) after Pfizer’s exercise of a License Option, not to grant any third party or affiliate any right or license under our patents to exploit any licensed capsid in combination with any Pfizer Transgene.

Unless earlier terminated, the Pfizer License Agreement expires on the earlier to occur of (i) the first anniversary of the effective date of the Pfizer License Agreement, if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Licensed Products in all countries if at least one License Option is exercised. Subject to a cure period, either party may terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our noncompliance with certain anti-bribery or anti-corruption covenants. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Pfizer, the licenses that we have granted to Pfizer under the Pfizer License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Pfizer under such licenses had the Pfizer License Agreement remained in effect would be substantially reduced.

Novartis Option and License Agreement

On March 4, 2022, or the Novartis Effective Date, we entered into an option and license agreement with Novartis, or the Novartis License Agreement. Pursuant to the Novartis License Agreement, we have granted Novartis options, which we refer to as the Novartis License Options, to license novel capsids generated from our TRACER™ discovery platform, or Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Payloads.

During the period, which we refer to as the Novartis Research Term, commencing on the Novartis Effective Date and ending on the first anniversary thereof or, in the event Novartis exercises a Novartis License Option, the third anniversary thereof, we have granted Novartis a non-exclusive research license to evaluate our TRACER capsids for potential use, in combination with Novartis Payloads, in programs targeting three specified genes, which we refer to as the Initial Novartis Targets. Upon the payment of additional fees, Novartis may also assess our TRACER capsids for use with two other targets, which we refer to as Additional Novartis Targets, subject to certain conditions including that such target is not part of, or reasonably competitive with, our current development programs. We refer to the Initial Novartis Targets and the Additional Novartis Targets, collectively, as the Novartis Targets. During the Novartis Research Term, we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER capsids. If we elect to do so, we have agreed to disclose performance characteristics of such new TRACER capsids to Novartis on a rolling basis.

During the Novartis Research Term, Novartis may exercise up to three Novartis License Options—or up to five Novartis License Options if Novartis is evaluating the Additional Novartis Targets—in the aggregate, provided that Novartis may only exercise one Novartis License Option for each Novartis Target. Upon the exercise of any Novartis License Option, we have agreed to grant Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into products containing the corresponding Novartis Payload, or the Novartis Licensed Products. Upon the exercise of a Novartis License Option, we have agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and the corresponding Novartis Payload for use in a Novartis Licensed Product. Novartis may, during the Novartis Research Term but following the exercise of a Novartis License Option, conduct additional evaluation of our capsid candidates and has the right to substitute any other TRACER capsid for a Novartis Licensed Capsid.

Subject to our disclosure obligations described above, we and Novartis have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of us and Novartis.

Under the Novartis License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. In the event Novartis exercises a Novartis License Option, Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (i) the United States and (ii) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, which we refer to as Major Market Countries, subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

During the Novartis Research Term, we have agreed to provide plasmids to Novartis for the production of TRACER capsids for evaluation upon request. We have also granted Novartis a non-exclusive license, effective upon a Novartis Option Exercise and in addition to its options for target-exclusive licenses under certain of our intellectual property described above, on a Novartis Licensed Capsid-by-Novartis Licensed Capsid basis, under certain of our know-

how to exploit the applicable Novartis Licensed Capsid as incorporated into Novartis Licensed Products containing the corresponding Novartis Payload.

Under the terms of the Novartis License Agreement, Novartis has agreed to pay us an upfront payment of $54 million. Novartis has also agreed to pay us a fee of $18 million per Additional Novartis Target it elects to add to our collaboration and, upon each Novartis Option Exercise, an option exercise fee of $12.5 million. Following each Novartis Option Exercise, we are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125 million for the first corresponding Novartis Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Novartis License Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the Novartis Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the Novartis Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Novartis License Agreement and in the course of the parties’ activities under the Novartis License Agreement will follow inventorship under U.S. patent law.

Subject to certain limitations and exceptions, we have agreed (i) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any our capsids, or grant any third party or affiliate any right or license under our rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Targets; and (ii) after Novartis’s exercise of any License Option, not to grant any third party or affiliate any right or license under our patents to exploit any Novartis Licensed Capsid for the applicable Novartis Target.

Unless earlier terminated, the Novartis License Agreement expires on the earlier to occur of (i) the first anniversary of the Novartis Effective Date , if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries if at least one Novartis License Option is exercised. Subject to a cure period, either party may terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the Novartis License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Novartis, the licenses granted by us to Novartis under the Novartis License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis License Agreement remained in effect would be substantially reduced.

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including the VY-AADC Program, a gene therapy for the treatment of Friedreich’s ataxia, or the FA Program, and other undisclosed programs, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective in March 2019. Under the terms of the Neurocrine Collaboration Agreement, we received an upfront payment of $115.0 million and may receive future development and regulatory milestone payments and royalties. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. In June 2019, in conjunction with the termination of the Sanofi Genzyme Collaboration Agreement that we entered into with Genzyme Corporation in

February 2015, we transferred ex-U.S. rights to the FA Program to Neurocrine pursuant to an amendment to the Neurocrine Collaboration Agreement and received a $5.0 million payment from Neurocrine. Neurocrine is responsible for all costs incurred by us in conducting development activities for programs under the Neurocrine Collaboration Agreement, in accordance with an agreed budget.

Under the terms of the Neurocrine Collaboration Agreement for the VY-AADC Program, Neurocrine agreed to fund the clinical development of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). After the data readout of the RESTORE-1 Phase 2 trial, we would have had the option to either: (i) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (ii) grant Neurocrine full global commercial rights in exchange for milestone payments and royalties based on global sales. We were eligible to receive aggregate development milestone payments under the VY-AADC Program of up to $170.0 million. We were also eligible to receive royalties, based on future net sales of the collaboration product for the VY-AADC Program in and outside the United States as applicable, at a rate of mid-teens to thirty and low-teens to twenty, respectively.

On February 2, 2021, Neurocrine notified us that it has elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021, or the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine under the Neurocrine Collaboration Agreement for the VY-AADC Program expired and we regained worldwide intellectual property rights regarding the VY-AADC Program. Subsequent to the VY-AADC Program Termination Effective Date, Neurocrine no longer reimburses us for research and development activities related to the VY-AADC Program.

Under the FA Program, we and Neurocrine are developing a gene therapy for the treatment of Friedreich’s ataxia, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing, and speech. We and Neurocrine are evaluating potential development candidates that will comprise a capsid, promoter, and FXN transgene. If we and Neurocrine successfully identify a lead candidate and an AAV capsid for this program and reach agreement on a product profile and product development program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

AbbVie Collaborations

In 2018, we began collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies that target and bind to a tau protein, which we refer to as the AbbVie Tau Collaboration. Separately, in 2019, we began collaborating with AbbVie on the research and development of specified vectorized antibody compounds comprised of an AAV or other viral capsid and a virus vector genome that encodes one or more antibodies and development against pathological species of alpha-synuclein for the potential treatment of Parkinson’s disease and other synucleinopathies which we refer to as the AbbVie Alpha-Synuclein Collaboration. Our vectorized antibody approach aimed to deliver, with a potential one-time intravenous, or IV, administration, the genes that encode for the production of therapeutic antibodies utilizing our proprietary BBB-penetrant AAV capsids. This approach could potentially result in higher levels of therapeutic antibodies in the brain compared with current systemic administration of antibodies.

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

Mission and Strategy

Our mission is to develop and deliver life-changing gene therapies to people around the world. Our strategy to achieve this mission is to:

●	Continuously invest in our AAV gene therapy platform. We plan to continuously invest in our gene therapy platform to maintain our strong position in the development of next-generation AAV gene therapies for neurological disorders and other serious diseases. Specifically, we intend to further develop and enhance our gene therapy platform by focusing on vector engineering and optimization and dosing and delivery techniques. We plan to continue generating proprietary AAV vectors by engineering and optimizing vectors best suited to targeted tissue types and diseases or conditions. Leveraging our TRACER discovery platform and TRACER capsids, we believe that our gene therapy platform will have the ability to treat certain neurological and other diseases through systemic delivery of our AAV gene therapies. We expect to utilize established and novel techniques for dosing and delivery of our AAV gene therapies to improve transduction efficiency and immune response.
●	Optimize and advance our gene therapy programs. We have a pipeline comprised of a variety of preclinical programs that we intend to enable with proprietary, next-generation AAV capsids. These capsids are designed to deliver AAV-based gene therapies using various payloads, including gene knockdown and gene replacement therapies, as well as vectorized antibodies. The pipeline supports our strategic vision for developing best-in-class treatments by focusing on validated targets, following efficient pathways to preclinical and clinical proof of concept, and seeking opportunities to provide meaningful therapeutic benefit to patients in areas of significant unmet need.
●	Partner and collaborate to maximize the opportunities for our pipeline of gene therapy programs focused on severe neurological diseases and other serious diseases. We believe that our experience in AAV gene therapy for severe neurological diseases, our pipeline of gene therapies, and our gene therapy platform provide us with the opportunity to collaborate to maximize long-term value. As such, we plan to pursue partnerships and licensing opportunities for select pipeline programs.
●	Partner with gene therapy developers to make available AAV capsids identified by our TRACER system. We intend to make available to multiple parties pursuing gene therapy development programs in the CNS and other disease areas capsids identified by our TRACER system that may benefit such development activities given the enhanced performance characteristics of these proprietary capsids. We expect to make these capsids available through potential licensing agreements and other arrangements.
●	Establish a leadership position in high quality AAV manufacturing. We believe that manufacturing capacity and expertise are critical to successfully treating patients using gene therapy. We have built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at research scale. We have previously established relationships with multiple current good manufacturing practices, or cGMP, contract manufacturers for clinical scale manufacturing activities and expect to do so again in the future as necessary to support our research and development programs. We utilize a baculovirus/sf9 production platform that has been developed and continues to be optimized by current and former members of our production team.
●	Retain commercialization rights to select pipeline programs. We hold worldwide rights to our programs for Huntington’s disease, SOD1 ALS, SMA, various diseases linked to GBA1 mutations, including Parkinson’s disease, Lewy body dementia and Gaucher’s disease, tauopathies, and indications in neuro-oncology. We have retained co-development and co-commercialization rights for the FA Program under our Neurocrine Collaboration, recovered worldwide rights for the VY-AADC Program as of the Neurocrine VY-AADC Program Termination Effective Date, and maintain commercialization rights for our two Discovery Programs under the Neurocrine Collaboration. As we pursue and obtain marketing approval for these and other programs, we expect to build our own sales and marketing infrastructure. for select programs and leverage our partnerships to support our programs where we have retained commercialization rights. Collaborations represent an important advance in our strategy to leverage our AAV gene therapy platform and programs through collaborative partnerships with biopharmaceutical companies that bring complementary expertise, capabilities, and experience, in addition to capital. We will consider future collaborations or licensing arrangements for programs where potential partners have expertise, capabilities or experience that would improve the probability of success or commercial opportunity for the program.
●	Expand our intellectual property portfolio. We seek to have an industry-leading intellectual property portfolio. To that end, we seek patent rights for various aspects of gene therapy platform and product candidates, including vector engineering and construct design, proprietary capsids, our production process, and all features of our clinical products currently under development including compositions and methods of delivery.

AAV Gene Therapy

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

Our gene therapy approach uses AAV vectors which we believe are ideal vectors for gene therapy for several reasons:

Broad Applicability. AAV is able to transduce, or transfer a therapeutic gene, into numerous cell types including target cells in the CNS, cardiac, and other tissues.

Safety. We believe AAV is safe and is not known to cause any disease in humans.

Does Not Readily Integrate. AAV does not readily integrate into the genome of the target cell, reducing the potential for oncogenesis, or the induction of cancer.

Scalability. AAV is able to be manufactured at commercial quality and scale.

We believe that neurological, cardiac, and other diseases are well-suited for treatment with AAV gene therapy for the following reasons:

Validated Targets. Many neurological, cardiac, and other diseases are caused by well-defined mutations in genes and these genes represent genetically validated drug targets for AAV gene therapy.

Targeted Delivery. We believe our TRACER capsids may allow for significantly enhanced gene therapy delivery to specific types of cells and tissues at lower doses.

Durable Expression. Long-term gene expression may be achievable in the CNS and other tissues following one-time dosing and transfer of the therapeutic gene with an AAV vector. Repeated or continual dosing with direct injection of drugs into the CNS and other tissues is complex, therefore a one-time AAV gene therapy has significant advantages.

We are currently focused on gene replacement, gene knockdown, and vectorized antibody approaches, and we are also actively exploring additional potential treatment methods such as gene editing to correct or delete a gene in the cell genome.

The Voyager Gene Therapy Platform

We have built a gene therapy platform that we believe positions us to be the leading company at the intersection of AAV gene therapy and neurological, cardiac, and other diseases. Our team of experts in the field of AAV gene therapy first identifies and selects diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors, identifying a capsid for delivery of a payload, comprising a therapeutic gene or transgene, and a promoter to drive expression of the transgene, to the targeted tissue or cells. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV vectors to target cells that are critical to the disease of interest. We believe that optimizing each of these parameters is a key factor for overall program success. We expect that our current and future pipeline programs will make use of technological advances generated with our gene therapy platform.

Disease Selection

We assess potential product programs based upon the following criteria:

Unmet Need. There is a significant unmet medical need for the indication and substantial commercial potential.

Target Validation. There is strong evidence that expression of a specific gene or protein, or lack thereof, is causing, or critical to, the disease state.

Delivery Using AAV. There is strong evidence supporting the ability to target the relevant tissues and cells using an AAV vector to achieve sufficient target gene expression.

Clinical Readouts. The clinical impact of an AAV gene therapy can be clearly measured, including through well-accepted clinical endpoints and the use of both existing and novel biomarkers.

Scalability of Manufacturing. Sufficient AAV vector to supply late-stage clinical development and commercialization can be manufactured.

In addition to the criteria above, we also look for groups of diseases where we can apply our knowledge across multiple diseases or conditions.

Vector Engineering and Optimization

We have advanced or intend to advance our multiple preclinical programs towards selection of lead clinical candidates using AAV vectors that we believe are best suited for each of our programs either through use of our existing capsids, through exercising a non-exclusive worldwide commercial license to capsid sequences covered by third parties, or by engineering or optimizing TRACER capsids. The key components of an AAV vector include: (i) the capsid; (ii) the therapeutic gene, or transgene; and (iii) the promoter, or the DNA sequence that drives the expression of the transgene.

Members of our team have co-discovered many of the known naturally occurring AAV capsids and have also created promising genetically engineered AAV capsids. Genetically engineered capsids have yielded vectors with desirable properties, such as higher biological potency and enhanced tissue specificity. We believe that there is an opportunity to further optimize AAV capsids to confer desired characteristics relating to properties such as tissue specificity and immunogenicity. We have a significant effort dedicated to the design and selection of proprietary AAV capsids using a number of different scientific approaches. We believe that the information generated by this work will enhance our ability to rationally design AAV capsids with specific properties for particular therapeutic applications. For example, we have identified several proprietary capsids that demonstrate significantly higher BBB penetrance than naturally occurring AAV capsids in preclinical experiments conducted to date, and we are evaluating the possibility of leveraging these TRACER capsids in current and potential programs.

In early 2019, we presented on our discovery and development of AAV capsids that cross the BBB, after IV administration with improved transduction of the brain and spinal cord and enhanced cellular specificity using libraries under the control of either the neuron-specific synapsin, or SYN, promoter or the astrocyte-specific glial fibrillary acidic protein, or GFAP, promoter to apply selective pressure for capsid variants that transduce the cell type of interest. As part of that effort, our scientists have developed the TRACER discovery platform to facilitate the selection of AAV capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platform is a broadly-applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in mouse and non-human primate models. Multiple capsid variants have been identified with significant improvement of CNS transduction and BBB-penetrant properties over AAV9 in both mouse and non-human primate models following IV administration after three rounds of selection. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER discovery platform towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types.

With respect to the target DNA delivered through AAV gene therapy, we are designing transgenes selectively for our specific gene therapy programs to provide optimal expression once delivered to the targeted cells and selecting promoters to drive expression of the transgene.

Manufacturing at Commercial Quality and Scale

The ability to produce high quality AAV vectors at commercial-scale is a critical success factor in AAV gene therapy. We utilize a baculovirus/sf9 production platform that has been developed and continues to be optimized by current and former members of our production team. This system has a number of attributes that we believe will enable high quality commercial-scale manufacturing, including:

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

We have built a state-of-the-art process research and development production facility for manufacturing research-grade AAV vectors onsite at our Lexington, Massachusetts location. We have previously established contract manufacturing relationships with multiple companies specializing in the manufacture of gene therapy and AAV vectors for clinical scale manufacturing activities and expect to do so again in the future as necessary to support our research and development programs.

Optimized Delivery and Route of Administration

Identifying the optimal route of administration and delivery parameters for AAV gene therapy, such as infusion volume, flow rate, vector concentration and dose and formulation for a specific disease, are critical to achieving safe and effective levels of transgene expression in the targeted tissues. We aim to develop clinically feasible protocols that yield reproducible results across patients.

Overview of Our Pipeline

We have leveraged our gene therapy platform to assemble a pipeline of proprietary AAV gene therapies for the treatment of neurological, cardiac, and other diseases with high unmet medical need. Depending on the disease, our current AAV gene therapies will use a gene replacement, gene knockdown, or vectorized antibody approach. Our goal is to address the underlying cause or the predominant manifestations of a specific disease by significantly increasing or decreasing expression of the relevant proteins in targeted tissues.

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

Our Treatment Approach

We believe that AAV gene therapy is an attractive approach to treating monogenic ALS caused by SOD1 mutations. Since the SOD1 gene mutations that cause ALS are toxic gain-of-function mutations, we believe that we can employ an AAV gene therapy approach that targets the knockdown of SOD1 gene expression. In addition, the primary target cells - motor neurons - reside within the spinal cord, which we believe can be effectively transduced with AAV gene therapy through intravenous administration. We are seeking to design a product candidate that knocks down SOD1 expression in motor neurons, thereby potentially reducing the level of toxicity associated with mutated protein, and slowing functional decline and prolonging ventilator-independent survival.

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

Overview of miRNA Target Sequences for Knockdown of SOD1

The most potent RNAi sequences targeting SOD1 gene expression were evaluated in multiple microRNA expression cassettes and with a number of vector genome configurations. We completed the necessary experiments to evaluate these potential lead candidates based upon criteria that include safety, selectivity, potency, and efficiency and precision of microRNA processing.

In late 2017, we initiated additional preclinical studies to further optimize our ALS program’s therapeutic approach, including exploration of additional routes of administration and proprietary AAV capsids in large animal models. Based on these studies, we selected VY-SOD102 as our lead candidate. VY-SOD102 was composed of an AAV capsid and a proprietary transgene that harnesses the RNA interference pathway to selectively knock down levels of SOD1 mRNA. We believed that VY-SOD102 had the potential to durably reduce the levels of toxic mutant SOD1 protein in the spinal cord to slow the progression of disease. In late 2018 and early 2019, we presented data on VY-SOD102 administered with a novel delivery paradigm comprising a one-time infusion after laminectomy to the cervical region of the spinal cord. Preclinical data previously reported included significant reductions of SOD1 mRNA throughout the spinal cord of the Göttingen mini-pig, which has a spinal cord similar in length and diameter to the human spinal cord. This novel delivery approach with VY-SOD102 yielded well-tolerated and significant reduction of SOD1 mRNA throughout the spinal cord at four weeks post-dosing. In June 2019 in connection with the restructuring of our gene therapy relationship with Sanofi Genzyme, we decided to reallocate resources to our Huntington’s disease program for VY-HTT01 and new discovery efforts. We expected to seek a partner to advance our preclinical program for SOD1 prior to filing an IND application for advancing VY-SOD102 into clinical development.

In August 2021, we discontinued our surgically-based preclinical program for SOD1 and initiated a second-generation program for SOD1 leveraging our proprietary TRACER capsids, which we believe will enable intravenous administration. We expect to leverage our experience and certain developments from the discontinued preclinical program for SOD1 to inform our second-generation program for SOD1. We have begun to advance our second-generation program for SOD1 as a wholly-owned program.

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

In previous preclinical studies in animal models, despite high weekly or biweekly systemic doses of anti-tau monoclonal antibodies administered over three to six months, only very low levels of antibody reached the brain, resulting in a modest reduction of tau pathology by approximately 40 to 50%. This incomplete and modest reduction in tau pathology following treatment with very high and frequent systemic doses of these antibodies may pose therapeutic challenges in humans with various tauopathies. To address these limitations, our tau program attempts to develop AAV gene therapies to deliver monoclonal antibodies to the brain directed against tau as potential new treatments for Alzheimer’s disease and other tau-related neurodegenerative diseases.

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

Following the termination, we have continued to advance the research and development efforts related to vectorized antibodies, including vectorized antibody compounds comprised of an AAV or other virus vector genome that encodes one of more antibodies that target and bind to a tau protein. We are currently evaluating our options for advancing these efforts individually or with other potential collaborators.

Huntington’s Program

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

Program Status

As part of our portfolio reevaluation and to leverage more effectively recent developments in our TRACER capsid development efforts, we decided in August 2021 to discontinue our development of VY-HTT01 for the treatment of Huntington’s disease. Accordingly, we did not to initiate our planned Phase 1/2 trial of VY-HTT01, which we referred to as VYTAL, and we withdrew the applicable IND. We have initiated a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid that may enable intravenous administration and broader distribution to affected tissue. Although we expect to leverage our experience from our development efforts of VY-HTT01 to inform our approach to our second-generation program for the treatment of Huntington’s disease, we do not expect the preclinical studies we have conducted for VY-HTT01 to be directly relevant to a development candidate for the second-generation program.

Other Preclinical Programs

We are evaluating additional neurological, cardiac, and other diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. We expect to leverage our proprietary gene therapy platform technologies, including TRACER capsids and our vectorized antibody platform, for any such programs. Our other current discovery programs include treatment programs for SMA and various diseases linked to GBA1 mutations, including Parkinson’s disease, Lewy body dementia and Gaucher’s disease, which leverage our TRACER capsids, and indications in neuro-oncology, which leverage our vectorized antibody program.

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

Our Treatment Approach

We are seeking to develop an AAV gene therapy approach that we believe will deliver a functional version of the FXN gene to the sensory pathways through intravenous injection. We think this approach has the potential to improve balance, ability to walk, sensory capability, coordination, strength and functional capacity of Friedreich’s ataxia patients. Most Friedreich’s ataxia patients produce low levels of the frataxin protein, which although insufficient to prevent the disease, exposes the patient’s immune system to frataxin. This reduces the likelihood that the FXN protein expressed by AAV gene therapy will trigger a harmful immune response.

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

Our Program Status

As part of the Neurocrine Collaboration, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will comprise a capsid, promoter, and FXN transgene. We are completing AAV capsid biodistribution experiments to confirm capsid serotypes that effectively transduce disease target tissues in non-human primates following intravenous injection. Criteria for evaluating these capsids include safety, the overall level of transgene expression achieved, and the anatomic and cellular distribution of the transgene expression. Also, we have optimized the promoter for VY-FXN01 to achieve an acceptable therapeutic index for frataxin replacement. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function and rescued the disease phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia, identifying potential fluid biomarkers and selecting clinical endpoints for future clinical trials. As part of our portfolio reevaluation and strategic shift to invest in novel capsid development efforts, we and Neurocrine are evaluating the potential use of our TRACER capsids to allow for enhanced transduction across the disease target tissues. If we and

Neurocrine successfully identify a development candidate and capsid for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

Our investigational gene therapy VY-AADC (NBIb-1817) is designed to put the AADC enzyme into brain cells where it can convert levodopa to dopamine. To do this, the AADC gene is delivered inside a transporter, much like a letter that carries the instructions the brain needs to make the AADC enzyme with the AAV as the envelope that carries the letter.

VY-AADC (NBIb-1817) Phase 1 Clinical Development

We evaluated the delivery of VY-AADC (NBIb-1817) in a transfrontal (i.e., top of the head) surgical delivery route in a Phase 1b clinical trial, which we refer to as PD-1101, and explored the delivery of VY-AADC (NBIb1817) using a posterior trajectory (i.e., back of the head) surgical delivery route in a Phase 1 clinical trial, which we refer to as PD-1102. PD-1101 was an open-label, dose-ranging, Phase 1b clinical trial for VY-AADC (NBIb-1817) to evaluate safety and efficacy. We enrolled 15 patients with advanced Parkinson’s disease and assessed increased volume or concentration of VY-AADC (NBIb-1817) in three separate cohorts consisting of five patients in each cohort. PD-1102 was a separate, open-label Phase 1 clinical trial for VY-AADC (NBIb-1817) to evaluate the posterior trajectory that enrolled eight patients with advanced Parkinson’s disease. We have completed PD-1101, and have completed three-year follow-up for patients in PD-1102. Data to date from both trials demonstrate that VY-AADC (NBIb-1817) has been generally well tolerated and that administration with VY-AADC (NBIb-1817) resulted in stable or improved motor function and quality of life as measured by standard scores and measures used in Parkinson’s disease trials.

VY-AADC (NBIb-1817) RESTORE-1 Program

In December 2017, we submitted an IND to the FDA to evaluate VY-AADC (NBIb-1817) in the RESTORE-1 Phase 2 clinical trial, a randomized, double-blind, sham-surgery controlled trial evaluating the safety and efficacy of VY-AADC (NBIb-1817) for the treatment of moderate to advanced Parkinson’s disease in patients with motor fluctuations. In connection with our clinical development of VY-AADC (NBIb-1817), we shifted from production using a mammalian cell system consisting of triple-transfection of HEK293 cells, which was used in our two Phase 1 and Phase 1b clinical trials, to production using insect-derived cells and our baculovirus/Sf9 manufacturing process. We designed our baculovirus/Sf9 manufacturing process to be able to produce AAV vectors at clinical and commercial scale, with the potential for increased yields and more efficient scalability compared with mammalian-based systems. As part of the IND application for VY-AADC (NBIb-1817), the CMC section included data demonstrating comparability between VY-AADC (NBIb-1817) produced using our baculovirus/Sf9 manufacturing process and VY-AADC (NBIb-1817) produced using the mammalian cell system. In each case, the VY-AADC was produced under cGMP. The data demonstrated that this production platform change resulted in comparable vector quality and activity. As a result, we decided to use VY-AADC (NBIb-1817) manufactured in our baculovirus/Sf9 system in the RESTORE-1 Phase 2 clinical trial.

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

The primary efficacy endpoint of the RESTORE-1 Phase 2 clinical trial was the mean improvement from baseline to 12 months in good ON time as measured by a validated self-reported patient diary at 12 months compared to sham surgery. Secondary endpoints included mean improvement in diary OFF time, other motor function and quality of life measures from the UPDRS (UPDRS-II and -III scores), assessments from the Parkinson’s Disease Questionnaire, or PDQ-39, and patient’s global function as measured by the proportion of participants with improvement on the Clinical Global Impression, or CGI, score. The trial also was designed to measure non-motor symptoms from the Non-Motor Symptom Scale, or NMSS, as well as safety.

Changes in patients’ daily doses of oral levodopa and related medications were also to be recorded. Biomarker data to be collected during the RESTORE-1 Phase 2 clinical trial included measurements of the coverage of the putamen, the specific region of the brain targeted with VY-AADC (NBIb-1817), and measurements of AADC enzyme expression and activity in the putamen measured by positron emission tomography using 18-F-fluorodopa.

In November 2020, the sponsor medical monitor and surgical core requested that the Data Safety Monitoring Board, or DSMB, for the RESTORE-1 Phase 2 clinical trial, review certain patient MRI abnormalities observed in some clinical trial participants in the clinical trial. Following this review, the DSMB requested additional information about magnetic resonance imaging abnormalities observed in trial participants and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending review by the DSMB of these additional data. The DSMB informed Neurocrine that patient screening could continue for the trial and that the trial should remain blinded. Trial sites participating in the RESTORE-1 clinical trial were not screening, enrolling, or dosing patients at the time of this DSMB request as a result of the COVID-19 pandemic. In response to the DSMB’s recommendation to pause the dosing of patients, we and Neurocrine decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine had submitted the required expedited IND safety report related to these matters and the DSMB was able to complete its evaluation.

In December 2020, the FDA notified Neurocrine that it had placed a clinical hold on the RESTORE-1 clinical trial. In January 2021, the FDA informed Neurocrine of the information required to provide a complete response to the FDA in connection with the clinical hold. Information required by the FDA included an assessment of how the investigational product may have given rise to the adverse findings, a mitigation plan to manage the adverse findings, and supportive data to justify that a favorable benefit/risk profile remains for the product.

The DSMB met to review additional patient data in January 2021 and characterized the MRI abnormalities observed in the RESTORE-1 Phase 2 clinical trial as having uncertain clinical significance. The DSMB requested that Neurocrine obtain and provide additional information on past and current patients in the VY-AADC (NBIb-1817) clinical program. The clinical implications of this observation are currently unknown.

In February 2021, Neurocrine notified us of its decision to terminate the Neurocrine Collaboration with respect to the VY-AADC Program, effective August 2, 2021. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine for the VY-AADC Program expired, we regained worldwide intellectual property rights to the VY-AADC Program in accordance with the Neurocrine Collaboration Agreement, and the restrictions on us to develop, manufacture or commercialize a gene therapy product directed to the specified target of the VY-AADC Program terminated. We are supporting Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

As a result of the portfolio reevaluation efforts that took place in August 2021 and our strategic shift to invest in TRACER capsid development efforts, we determined that we would not advance the VY-AADC program on our own. We may evaluate potential options for partnering the future development and commercialization of VY-AADC program.

Collaborations and License Agreements

Pfizer Option and License Agreement

On October 1, 2021, or the Pfizer Effective Date, we entered into the Pfizer License Agreement with Pfizer pursuant to which we granted Pfizer the License Options to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer Transgenes. Under the terms of the Pfizer License Agreement, Pfizer intends to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system and cardiovascular diseases.

Research and License Option

Immediately following the Pfizer Effective Date, we delivered to Pfizer certain quantities of materials encoding specified capsids, or the Existing Capsid Candidates, such that those capsids may be evaluated by Pfizer. During the period commencing on the Pfizer Effective Date and ending on the first anniversary thereof or, in the event Pfizer exercises a License Option, the third anniversary thereof, or the Research Term, we may, at our sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, or the New Capsid Candidates and together with the Existing Capsid Candidates, the Capsid Candidates. We have agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the Research Term for such Capsid Candidates. Following such disclosure, Pfizer has the right, in its sole discretion, to select any Capsid Candidate for evaluation to determine its interest in exercising a License Option with respect to such Capsid Candidate. Pfizer may exercise up to two License Options, provided that it may exercise only one License Option for each Pfizer Transgene. We have granted Pfizer, effective upon Pfizer’s exercise of a License Option, or an Option Exercise, with respect to a Capsid Candidate for the Pfizer Transgene identified therein, or a Licensed Capsid, an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize the applicable Licensed Capsid as incorporated into Licensed Products. Additionally, upon such Option Exercise, the parties have agreed that we shall provide certain additional know-how that has not been previously provided to Pfizer to enable Pfizer to exploit such Licensed Capsid and the corresponding Pfizer Transgene for use in a Licensed Product. Pfizer may, during the Research Term, conduct additional evaluation of Capsid Candidates and has the right to substitute any other Capsid Candidate for the Licensed Capsid.

Governance

Subject to our obligations to disclose New Capsid Candidates and certain know-how, the parties have agreed to conduct their respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from us and Pfizer.

Development, Regulatory Approval and Commercialization

Under the Pfizer License Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Licensed Products. In the event Pfizer exercises a License Option, Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Licensed Product for each Pfizer Transgene for which Pfizer has exercised its License Option in (i) the United States and (ii) at least one Major Market Country, subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Licensed Product in the United States and at least one Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Licensed Product, subject to certain limitations.

Materials for Evaluation

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

Financial

Under the terms of the Pfizer License Agreement, Pfizer has paid us an upfront payment of $30 million (the “Upfront Payment”). Pfizer has also agreed to pay us, upon each Option Exercise, a fee of $10 million. Following each Option Exercise with respect to a Pfizer Transgene, we are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115 million for the first corresponding Licensed Product to achieve the corresponding milestone. On a Licensed Product-by-Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Intellectual Property

Under the terms of the Pfizer License Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the Pfizer Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the Pfizer Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Pfizer License Agreement and in the course of the parties’ activities under the Pfizer License Agreement will follow inventorship under U.S. patent law.

Exclusivity

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

Termination

Unless earlier terminated, the Pfizer License Agreement expires on the earlier to occur of (i) the first anniversary of the Pfizer Effective Date, if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Licensed Products in all countries if at least one License Option is exercised. Subject to a cure period, either party may terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Pfizer may terminate the Pfizer License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Pfizer, the licenses granted by us to Pfizer under the Pfizer License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Pfizer under such licenses had the Pfizer License Agreement remained in effect would be substantially reduced.

Novartis Option and License Agreement

On the Novartis Effective Date, we entered into the Novartis License Agreement with our collaborative partner Novartis. Pursuant to the Novartis License Agreement, we have granted Novartis the Novartis License Options to exclusively license Novartis Licensed Capsids to develop and commercialize certain adeno-associated virus gene therapy candidates comprised of a Novartis Licensed Capsid and the Novartis Payload.

Research and License Option

During the Novartis Research Term, commencing on the Novartis Effective Date and ending on the first anniversary thereof or, in the event Novartis exercises a Novartis License Option, the third anniversary thereof, we have granted Novartis a non-exclusive research license to evaluate our TRACER capsids, in combination with Novartis Payloads, in programs targeting three Initial Novartis Targets. Upon the payment of an additional fee, Novartis may also assess our TRACER capsids in up to two Additional Novartis Targets, subject to certain conditions including that such target is not part of, or reasonably competitive with, our current development programs. During the Novartis Research Term, we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER capsids. If we elect to do so, we have agreed to disclose performance characteristics of such new TRACER capsids to Novartis on a rolling basis.

During the Novartis Research Term, Novartis may exercise up to three Novartis License Options—or up to five Novartis License Options if Novartis is evaluating the Additional Novartis Targets—in the aggregate, provided that Novartis may only exercise one Novartis License Option for each Novartis Target. Upon the exercise of any Novartis License Option, we have agreed to grant Novartis an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the Novartis Licensed Products. Upon the exercise of a Novartis License Option, we have agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and the corresponding Novartis Payload for use in a Novartis Licensed Product. Novartis may, during the Novartis Research Term but following the exercise of a Novartis License Option, conduct additional evaluation of our capsid candidates and has the right to substitute any other TRACER capsid for the Novartis Licensed Capsid.

Governance

Subject to our disclosure obligations described above, we and Novartis have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of us and Novartis.

Development, Regulatory Approval and Commercialization

Under the Novartis License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products.  In the event Novartis exercises a Novartis License Option, it is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Target for which it has exercised a Novartis License Option in (i) the United States and (ii) at least three of the Major Market Countries, subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Major Market Countries where it or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

Materials for Evaluation

During the Novartis Research Term, we have agreed to provide plasmids to Novartis for the production of TRACER capsids for evaluation upon request. We have also granted Novartis a non-exclusive license, effective upon a Novartis Option Exercise and in addition to its exclusive license under certain of our intellectual property described above, on a Novartis Licensed Capsid-by-Novartis Licensed Capsid basis, under certain of our know-how to exploit the applicable Novartis Licensed Capsid as incorporated into Novartis Licensed Products containing the corresponding Novartis Payload.

Financial

Under the terms of the Novartis License Agreement, Novartis has agreed to pay us an upfront payment of $54 million. Novartis has also agreed to pay us a fee of $18 million per Additional Novartis Target it elects to add to our collaboration and, upon each Novartis Option Exercise, an option exercise fee of $12.5 million. Following each Novartis Option Exercise, we are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125 million for the first corresponding Novartis Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product.  The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Intellectual Property

Under the terms of the Novartis License Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the Novartis Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the Novartis Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Novartis License Agreement and in the course of the parties’ activities under the Novartis License Agreement will follow inventorship under U.S. patent law.

Exclusivity

Subject to certain limitations and exceptions, we have agreed (i) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any our capsids, or grant any third party or affiliate any right or license under our rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Targets; and (ii) after Novartis’s exercise of any License Option, not to grant any third party or affiliate any right or license under our patents to exploit any Novartis Licensed Capsid for the applicable Target.

Termination

Unless earlier terminated, the Novartis License Agreement expires on the earlier to occur of (i) the first anniversary of the Novartis Effective Date, if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries if at least one Novartis License Option is exercised. Subject to a cure period, either party may terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the Novartis License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Novartis, the licenses granted by us to Novartis under the Novartis License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis License Agreement remained in effect would be substantially reduced.

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the Neurocrine Programs: the VY-AADC Program for the treatment of Parkinson’s disease, the FA Program for the treatment of Friedreich’s ataxia including the development of the VY-FXN01 product candidate, which together with the VY-AADC Program, we refer to as the Legacy Programs, and the Discovery Programs. On February 2, 2021, Neurocrine notified us that it elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021.

Collaboration and Licenses

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products, which we refer to as the Collaboration Products, under (i) the VY-AADC Program, on a worldwide basis; (ii) the FA Program, in the United States and, all countries in the world in which the Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (iii) each Discovery Program, on a worldwide basis. Licenses related to the VY-AADC Program terminated in August 2021.

As a result of the June 2019 Sanofi Genzyme Termination Agreement, we gained worldwide rights to the Huntington’s disease program for VY-HTT01 and ex-U.S. rights to the FA program. We subsequently transferred the ex-U.S. rights to the FA Program to Neurocrine pursuant to the Neurocrine Collaboration Agreement. To facilitate our transfer of the ex-U.S. rights to the FA Program to Neurocrine, we and Neurocrine amended the Neurocrine Collaboration Agreement and we received a $5.0 million payment from Neurocrine.

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

Upon the occurrence of a specified event for each Neurocrine Program, or a Transition Event, Neurocrine agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For each Legacy Program, we were granted the option, or a Co-Co Option, to co-develop and co-commercialize such Neurocrine Program upon the occurrence of a specified event, or a Co-Co Trigger Event. We agreed, upon our exercise of a Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine, or a Co-Co Agreement, and (i) jointly develop and commercialize Collaboration Products for such Neurocrine Program, or Co-Co Products, (ii) share in its costs, profits and losses, and (iii) forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable Co-Co Agreement. The Co-Co Option has expired, and the Transition Event and the Co-Co Trigger Event are no longer applicable, with respect to the VY-AADC Program in light of the termination of the Neurocrine Collaboration Agreement with respect to the program. The remaining Transition Events are (i) with respect to the FA Program, our receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (ii) with respect to each Discovery Program, the preparation by us and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such Discovery Program. The Co-Co Trigger Event for the FA Program is the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

Under the Neurocrine Collaboration Agreement, subject to exceptions specified, we and Neurocrine agreed that profits and losses under our Co-Co Option would be allocated (i) 50% to Neurocrine and 50% to us for a Collaboration Product from the VY-AADC Program and (ii) 60% to Neurocrine and 40% to us for a Collaboration Product from the FA Program; provided, however, that Neurocrine would have the right to elect, within a specified period following the acceptance for filing of a biologics license application, or BLA, from the FDA, to pay a $35.0 million rate-shifting fee to us to change the allocation for the VY-AADC Program to 55% to Neurocrine and 45% to us. The parties agreed that each Co-Co Agreement would provide us the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon our change of control.

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

Financial Terms

Under the terms of the Neurocrine Collaboration Agreement, Neurocrine has paid us an upfront payment of $115.0 million. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million, which we are no longer eligible to receive in light of the partial termination of the Neurocrine Collaboration Agreement; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion.

Neurocrine has also agreed to pay us royalties, based on future net sales of the Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (i) for the VY-AADC Program, from the mid-teens to thirty and the low-teens to twenty, respectively, which we are no longer eligible to receive in light of the partial termination of the Neurocrine Collaboration Agreement; (ii) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (iii) for each Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the Collaboration Product or its method of use in such country, (b) 10 years from the first commercial sale of the Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the Royalty Term applicable to such Collaboration Product in such country.

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

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective as of the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine thereunder regarding the VY-AADC Program expired and we regained worldwide intellectual property rights regarding the VY-AADC Program. We are supporting Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	Our program for Huntington’s disease will potentially compete with TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;
●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.;

●	Our FA Program will potentially compete with AAV gene therapies being developed by Pfizer., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for SMA will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Spinraza being marketed by Biogen, and Evrysdi being marketed by Roche; and
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc., Freeline Therapeutics Holdings plc, Pfizer, Biogen, Lysogene SA, and Coave Therapeutics.
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics, Inc., Capsida Biotherapeutics, Inc., Capsigen, Inc., Dyno Therapeutics, Inc., Shape Therapeutics., Inc., and StrideBio, Inc.

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

Manufacturing

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV vectors at scale in insect-derived cells. We focus on developing internal processes and capabilities to produce high-yield and high-quality gene therapies. The process has been successfully transferred to our contract manufacturing organizations where it has been used in manufacturing of clinical materials in accordance with the FDA’s cGMP. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of high quality AAV gene therapy vectors at research scale.

We presently contract with third parties for the manufacturing of our program materials. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and we believe that it eliminates the need for our direct investment in manufacturing facilities and additional staff early in development. Although we expect to rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

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

We own at least 351 pending patent applications and at least 41 patents have issued in the United States and foreign jurisdictions. We co-own at least 42 pending patent applications and at least 3 patents have issued from these co-owned families in the United States and foreign jurisdictions. At least 16 patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, 80 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, 149 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with 37 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and international patent protection for a variety of technologies, including: AAV-based biological products and constructs, methods of delivering said AAV-based biological products and constructs, methods of treating diseases of interest, as well as methods of engineering and manufacturing of the same. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Parkinson’s Disease

We own three pending patent families with seven issued patents and 59 patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from these patent families are generally expected to commence expiration in 2035, subject to possible patent term extensions.

Huntington’s Disease

We own four pending patent families with 33 patent applications directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to commence expiration in 2037, with some applications expiring in 2038 and 2040, all of which are subject to possible patent term extensions.

ALS

We own five pending patent families with five issued patents and 35 patent applications directed to targeting SOD1 for the treatment of ALS. We co-own a sixth patent family with eight pending patent applications directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. We own one pending patent family with one patent application directed to chromosome 9 open reading frame 72, or C9orf72, for the treatment of ALS. Patents that grant from these patent families are generally expected to commence expiration in 2035, with some applications expiring in 2038, 2039, 2040, and 2042, all of which are subject to possible patent term extensions.

Friedreich’s Ataxia

We own three pending patent families with 18 patent applications and we co-own one pending patent family with eight patent applications directed to AAVs encoding frataxin constructs for the treatment of Friedreich’s ataxia. Patents that grant from these patent families are generally expected to commence expiration in 2036, with some later filed applications commencing expiration in 2038, 2039, and 2040, all of which are subject to possible patent term extensions.

GBA1 Gene Therapy

We own one pending patent family with two pending patent applications directed to AAVs encoding GBA1 for the treatment of Parkinson’s disease, Gaucher disease, and dementia with Lewy Bodies. Patents that grant from this patent family are expected to commence expiration in 2041, subject to possible patent term extensions.

Vectorized Antibodies

We own four patent families with eight pending patent applications directed to vectorized antibodies and related platforms. Patents that grant from these patent families are generally expected to commence expiration in 2037, with some later filed applications commencing expiration in 2040, all of which are subject to possible patent term extensions.

Tauopathies and Synucleinopathies

We own six pending patent families directed to antibodies to tau and vectorized forms thereof with 11 pending patent applications. Patents that grant from these families are generally expected to commence expiration in 2037, with some later filed applications commencing expiration in 2040, 2041, and 2042, all of which are subject to possible patent term extensions. We own one pending patent family to RNA inhibitors for treating tauopathies. Patents that grant from this family are generally expected to commence expiration in 2042, subject to possible patent term extensions.

We have two pending patent families with two pending patent applications directed to pharmaceutical compositions and methods for the treatment of Alzheimer’s Disease. Patents that grant from these families are generally expected to commence expiration in 2041 and 2042, both of which are subject to possible patent term extensions.

We have two pending patent families with two pending patent applications directed to pharmaceutical compositions and methods for the treatment of synucleinopathies. Patents that grant from this family are generally expected to commence expiration in 2042, subject to possible patent term extensions.

Vectorized anti-HER2

We own one pending patent family with one pending patent application directed to AAVs encoding HER2 antibodies for treating metastatic HER2 positive cancers. Patents that grant from these patent families are generally expected to commence expiration in 2042, subject to possible patent term extensions.

Regulatable Expression

We own two pending patent families with five pending patent applications directed to regulatable expression control of AAV transgenes. Patents that grant from these patent families are generally expected to commence expiration in 2036 and 2042, subject to possible patent term extensions.

Delivery

We own one pending patent family with one patent application directed to cannula delivery system and methods of use. Patents that grant from this patent family are generally expected to commence expiration in 2039, subject to possible patent term extensions.

We co-own two pending patent families directed to trajectory array delivery devices, including the variable trajectory array guide, or V-TAG®, device and methods of use. The first pending patent family has seven pending patent applications, and the second pending patent family has two granted patents and seven pending patent applications. Patents that grant from these patent families are generally expected to commence expiration in 2037 and 2038, subject to possible patent term extensions.

Capsids

We own two patent families pending in the United States and foreign jurisdictions that are directed to the TRACER discovery platform for selection of AAV capsids with BBB crossing and cell-specific transduction properties. In these two pending patent families directed to the TRACER discovery platform, there are seven applications pending, and are generally expected to commence expiration in 2039 and 2041, respectively, subject to possible patent term extensions. We also own one pending patent family comprising three non-provisional, United States and foreign applications, as well as three pending provisional applications directed to capsid variants identified using the TRACER discovery platform showing improved properties over AAV9. Patents that grant from these patent families and pending provisional applications are generally expected to commence expiration in 2041 and 2042, subject to possible patent term extensions. We own six pending provisional applications directed to constructs containing TRACER capsids in combination with specific payloads for treatment of CNS and other indications. Patents that grant from these pending provisional applications are generally expected to commence expiration in 2042, subject to possible patent term extensions.

We also own five patent families pending in the United States and foreign jurisdictions directed to capsid variants generated using other methodologies. In these five pending patent families, there is one granted patent and 21 pending patent applications. Patents that grant from these patent families are generally expected to commence expiration in 2038, subject to possible patent term extensions. We also co-own three patent families directed to other capsid variants. In these three pending patent families there are five pending applications. Patents that grant from these patent families are generally expected to commence expiration in 2039, subject to possible patent term extensions.

Vector and Genome Engineering

We own three patent families with 26 issued patents (including 15 patents in European countries) and 51 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to commence expiration in 2035, 2037, and 2038, which are all subject to possible patent term extensions.

We own one patent family with one patent application directed to genome engineering. Patents that grant from this patent family are generally expected to commence expiration in 2040, subject to possible patent term extensions.

Production; Chemistry, Manufacturing, and Controls

We own 22 pending patent families with two granted patents and 78 pending patent applications directed to AAV production and CMC. Patents that grant from the earliest filed patent families are generally expected to commence expiration in 2035 and patents that grant from the latest filed patent families are generally expected to commence expiration in 2042, all of which are subject to possible patent term extensions. We co-own one pending patent family with one granted patent and 15 pending patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to commence expiration in 2037, subject to possible patent term extensions.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed six families of patents and patent applications, in the exclusive field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. These families of patents and applications are pending and/or granted in the United States and other territories and comprises 104 granted patents and twelve applications. Patents have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain, Italy, and Netherlands. Patents that grant from these patent families are generally expected to expire between 2022 and 2025, subject to possible patent term extensions.

We have exclusively licensed 1 family of patents and patent applications directed to AAV capsids from the University of Massachusetts. In this pending patent family, there are 30 granted patents and six pending patent applications. Patents that grant from this patent family are generally expected to commence expiration in 2030, subject to possible patent term extensions.

We have non-exclusively licensed a patent family directed to production methods for AAV in insect cells from the NIH, U.S. Department of Health and Human Services. This family of patents is granted in the United States, Canada, Australia and Europe and further nationalized in Germany, France and Great Britain and comprises six granted patents and two expired patents. Patents that grant from this patent family are generally expected to expire in 2022, subject to possible patent term extensions.

We have non-exclusively licensed two pending patent families from Ablexis, LLC. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprise 44 granted patents and 12 applications. Patents have been granted in Australia, Canada, Europe, Korea, New Zealand and the United States. Nationalization for some members has taken place in Austria, Belgium, Denmark, France, Germany, Ireland,

Italy, Netherlands, Poland, Spain, Switzerland, and United Kingdom. Patents that grant from these patent families are generally expected to expire between 2029 and 2030, subject to possible patent term extensions.

We have non-exclusively licensed two pending patent families directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise 40 granted patents and 21 applications. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to commence expiration in 2034, subject to possible patent term extensions.

Trademark Protection

We own trademark registrations for the marks VOYAGER THERAPEUTICS and VOYAGER THERAPEUTICS Logo for “pharmaceutical research and development in the field of gene therapy.” We also own pending applications for VOYAGER, and VOYAGER with design elements in the United States, and VOYAGER with design elements in the European Union, for goods and services including, among others, “biological preparations for gene therapy,” “pharmaceutical research and development in the field of gene therapy,” and “medical services provided for clinical trials.”

We also own U.S. trademark registrations for the mark V-TAG and the V-TAG Logo, for “medical system comprised of a surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a medical procedure and related software sold as a unit, none of the aforesaid for use in cardiac ablation; MRI-compatible medical system comprised of an MRI-compatible surgical device for guiding, locating or placing a diagnostic device or therapeutic device, namely, stents, probes, needles, leads, grafts, pumps, syringes, catheters, and implants during a MRI-guided procedure and related software sold as a unit, none of the aforesaid for use in cardiac ablation,” as well as trademark registrations in the European Union and United Kingdom for V-TAG for similar trademark classes.

We also own a pending U.S. trademark application for the mark TRACER for “biotechnology research services; research and development of platform technologies for genetic delivery of therapies and pharmaceuticals; research, development, and collaboration services in the field of platforms technologies for genetic delivery of therapies and pharmaceuticals; research and development in the pharmaceutical and biotechnology fields; research and development regarding the use of RNA-based functional screening platforms to discover, research and develop novel capsids for genetic deliver of therapies and pharmaceuticals.”

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

Government Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of biologic products are extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to biological product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

U.S. Government Regulation

U.S. Biological Products Development Process

In the United States, the FDA approves and regulates gene therapy products as biological products, or biologics. These products are licensed for marketing under the Public Health Service Act, or the PHSA, and regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	preparation of clinical trial material in accordance with cGMPs;
●	design of a clinical protocol and submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biological product for its intended use;
●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, including payment of application user fees;
●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	potential FDA inspection of the nonclinical and clinical study sites that generated the data in support of the BLA;
●	potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external Committee members;
●	FDA review and approval, or licensure, of the BLA; and

●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post approval studies.

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB, which must operate in compliance with FDA regulations, must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects and must monitor the trial until completed. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DSMB maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DSMB determines that the participants or patients are being exposed to an unacceptable health risk.

Human Clinical Trials

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before they participate in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population, which may be healthy volunteers or subjects with the target disease, to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are typically well-controlled and closely monitored.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken using a larger patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a new biologic product. Such Phase 3 clinical trials are referred to as “pivotal” trials.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In some cases, the FDA may approve an NDA or BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials, typically referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials, such as to verify clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting mandatory Phase 4 clinical trials could result in withdrawal of FDA approval for products.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Gene Therapy Products

We expect that the procedures and standards applied to gene therapy products will be applied to any product candidates we may develop. The FDA has defined a gene therapy product as one that seeks to modify or manipulate the expression of a gene or to alter the biological properties of living cells for therapeutic use. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies, or OTAT, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including the NExTRAC also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a five-year period.

Until 2019, most gene therapy clinical trials in the United States required pre-review by the predecessor of NExTRAC before being approved by the IRBs and any local biosafety boards or being allowed to proceed by the FDA. In 2019, the NIH substantially eliminated the pre-review process and going forward, the review of gene therapy clinical trial protocols would be largely handled by local IRBs and institutional biosafety committees, or IBCs, in addition to the FDA. Furthermore, in 2019, the NIH removed from public access the Genetic Modification Clinical Research Information System database, which previously contained substantial amounts of safety and other participant information regarding human gene therapy trials performed up to that time.

Manufacturing and Other Regulatory Requirements

Concurrently with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an End-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission of a BLA to the FDA

FDA approval is required before any new gene therapy product or dosage form, including a new use of a previously approved gene therapy product, can be marketed in the United States. Thus, assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational gene therapy product information is submitted to the FDA in the form of a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a significant user fee unless an exception or waiver applies, such as the first application filed by a small business or BLAs for product candidates designated as orphan drugs, unless the product candidate includes an indication that is not for a rare disease or condition.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. In this event, the BLA must be resubmitted.

If the submission is accepted for filing, the FDA’s goal is to review the BLA, within ten months for a standard review, or, if the BLA relates to an unmet medical need in the treatment of a serious or life-threatening condition, perform a priority review, within six months. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date.

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

In connection with its review of a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, a sponsor must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

The FDA’s Decision on a BLA

The FDA reviews an application to determine, among other things, whether the product is safe, pure and potent for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish the efficacy of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Gene therapy products manufactured or distributed pursuant to regulatory approvals are subject to pervasive and continuing regulation by the regulatory authorities, including, among other things, requirements relating to formal commitments for post approval clinical trials and studies, manufacturing, recordkeeping, periodic reporting, product sampling and distribution, marketing, labeling, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior regulatory authority review and approval.

Manufacturers are subject to periodic unannounced inspections by regulatory authorities and country or state agencies for compliance with cGMP and other requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior regulatory approval before being implemented. Regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Further, although physicians may prescribe legally available products for unapproved uses or patient populations, which are commonly referred to as “off-label uses,” manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but each may help expedite the development or approval process governing product candidates.

●	Fast Track Designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.
●	Accelerated approval. Biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●	Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

U.S. Orphan Drug Designation and Exclusivity

A gene therapy product may qualify for orphan drug designation, or ODD, under the Orphan Drug Act, if it is intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a gene therapy product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same gene therapy product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of a different gene therapy for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan-drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same gene therapy as defined by the FDA.

Orphan drug products are also eligible for Rare Pediatric Disease Designation if greater than 50% of patients living with the disease are under age 18. A priority review voucher will be given to the sponsor of a product with a Rare Pediatric Disease Designation at the time of product approval that is transferable to another company.

Biosimilars and Exclusivity

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. Approval of a 351(k) application may not be made effective until twelve years after the date of first licensure of the reference product, which under the statute excludes the date of licensure of supplements and certain other applications. Additionally, a 351(k) application for a biosimilar or interchangeable biological product cannot be submitted for review until four years after the date on which the reference product was first licensed under section 351(a) of the PHSA. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the twelve-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, less any time the sponsor failed to act with due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Other Healthcare Laws

Although we currently do not have any products on the market, we will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states in which we conduct our business, if and when our product candidates are approved by the FDA and subject to federal healthcare reimbursement. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. In addition, the U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Further, a primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of biologic products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the United States. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for pharmaceutical products under government healthcare programs. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and reform government program reimbursement methodologies for pharmaceutical products. For example, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our Corporate Information

We were incorporated under the laws of Delaware in June 2013. Our principal executive offices are located at 75 Sidney Street, Cambridge, MA 02139. Other operations, including laboratory space, are located at 64 Sidney Street, Cambridge, MA 02139 and 75 Hayden Avenue, Lexington, MA. We lease our office and laboratory space, which consist of approximately 74,000 square feet located in two locations in Cambridge, Massachusetts and 32,142 square feet located in Lexington, MA. In September 2021, we subleased approximately 18,000 square feet at 75 Sidney Street to a counterparty. Our leases in Cambridge expire in 2026 and our lease in Lexington expires in 2031.

Employees and Human Capital Resources

As of December 31, 2021, we employed 101 full-time employees in the United States, including 71 in research and development positions and 30 in general and administrative positions. Thirty-four of our employees have either an MD or PhD degree. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees and directors and selected consultants through the granting of stock-based compensation awards.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report for the year ended December 31, 2021.

ITEM 1A.   RISK FACTORS

The following risk factors and other information in this Annual Report on Form 10-K, including our financial statements and related notes thereto, should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the discussion under the caption “Forward-Looking Statements” in this Annual Report on Form 10-K for some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Capital

We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability.

We are an early-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. Our net loss for the year ended December 31, 2021 was $71.2 million. We reported net income of $36.7 million for the year ended December 31, 2020 primarily due to revenue recognition in connection with the terminations of our prior collaborations with AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or collectively, AbbVie. As of December 31, 2021, we had an accumulated deficit of $347.1 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie, and our ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine, our option and license agreement with Pfizer Inc., or Pfizer, which commenced in October 2021, and our option and license agreement with Novartis Pharma, A.G., or Novartis, which commended in March 2022. We refer to the Pfizer option and license agreement as the Pfizer License Agreement, and to the Novartis option and license agreement as the Novartis License Agreement.

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

Although our expenses may decrease in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, we anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	develop a second-generation program for Huntington’s disease using a novel, proprietary adeno-associated virus, or AAV capsid to enable enhanced transduction and broad distribution with intravenous administration;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in central nervous system, or CNS, cardiac, and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	enter into licensing agreements regarding our TRACER capsids, such as the Pfizer License Agreement and the Novartis License Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and

●	continue to operate as a public company.

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

To become and remain profitable, we must develop and commercialize, alone or with our collaborators, product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities include completing preclinical studies and clinical trials of our product candidates; obtaining marketing approval for these product candidates; contracting with third parties with expertise in current good manufacturing practice, or cGMP, manufacturing to manufacture our product candidates at clinical and commercial scale; marketing and selling those products that are approved; satisfying any post-marketing requirements and achieving an adequate level of market acceptance of and obtaining and maintaining adequate coverage and reimbursement from third-party payors for such products; and protecting our rights to our intellectual property portfolio. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause our stockholders to lose all or part of their investment.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. All of our product candidates are in the early stages of development. We do not anticipate generating revenues from product sales for at least the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ and licensors’ success in:

●	completing preclinical and clinical development of our product candidates or product candidates incorporating our licensed capsids or other technologies and identifying new product candidates;
●	seeking and obtaining regulatory and marketing approvals for product candidates for which we or they complete clinical trials;
●	launching and commercializing product candidates for which we or they obtain regulatory and marketing approval by establishing a sales, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	obtaining and maintaining adequate coverage and reimbursement by government and third-party payors for our product candidates if and when approved;

●	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
●	establishing and maintaining supply and manufacturing relationships with third parties that have the financial, operating and technical capabilities to provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our or their product candidates, if and when approved;
●	obtaining an adequate level of market acceptance of our or their product candidates as a viable treatment option;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations in such collaborations;
●	obtaining, maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	avoiding and defending against third-party claims of interference or infringement; and
●	attracting, hiring and retaining qualified personnel.

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

Although our expenses may decrease in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, we expect our expenses to increase over time in connection with our ongoing and planned activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Since the completion of our IPO on November 16, 2015, we have also incurred costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our research and development programs or any future commercialization efforts.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2021, our cash, cash equivalents, and marketable securities were $132.5 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities, including the $54 million payment from Novartis, will be sufficient to meet our planned operating expenses and capital expenditure requirements into 2024.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and licensing agreements, including any research and development costs for which we are responsible, our collaborators’ or licensors’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners or licensors of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners or licensors, and any decisions by our collaborators or licensors to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partner Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreement and the amounts we are entitled to receive from our licensors Pfizer and Novartis for the achievement of specified development, regulatory, and commercialization milestones and royalty payments under the applicable option and license agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates. Only two AAV gene therapy products have been approved in the United States. In Europe, only two AAV gene therapy products have been approved.

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. We currently only have one product candidate, VY-AADC (NBIb-1817), in clinical development, and the RESTORE-1 Phase 2 clinical trial in which we are evaluating VY-AA DC (NBIb-1817) is on clinical hold. Our collaboration partner Neurocrine is the study sponsor and IND holder for our VY-AADC program, and it terminated its participation in the program, effective August 2, 2021. We determined in 2021 that we would not advance the VY-AADC program unless the program is partnered with another collaborator. The remainder of our product candidates are in preclinical development.

AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Additionally, there can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. We also may experience unanticipated problems or delays in expanding our manufacturing capacity.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved a gene therapy product. Since that time, it has approved a limited number of gene therapy products including Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. In Europe, a similarly limited number of gene therapy products including Luxturna and Zolgensma, as well as Glybera by uniQure N.V., or uniQure, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817), the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory, and the RESTORE-1 Phase 2 clinical trial were conducted at multiple sites, and therefore are subject to oversight by these authorities. If the protocol for such a trial is amended, it would need to be re-reviewed by the respective institutional IRBs of each institution. Any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites. For example, in connection with the RESTORE-1 Phase 2 clinical trial, we and our collaboration partner Neurocrine paused screening of new patients, in part to facilitate IRB reviews of certain amendments made to the clinical trial protocol. As the FDA imposed a clinical hold on the RESTORE-1 Phase 2 clinical trial in December 2020, the resumption of any patient screening or dosing in the trial is now subject to the resolution of the clinical hold currently in effect.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. For example, we requested feedback from the FDA on, among other matters, the regulatory pathway for VY-AADC (NBIb-1817) and the design of the proposed pivotal program. We had multiple interactions with the FDA throughout 2018 and received certain written feedback requiring additional clarification. In December 2018, we held a Type B meeting with the FDA to discuss the overall development and pivotal program for VY-AADC (NBIb-1817). We received written feedback from the FDA, including FDA guidance received during the Type B meeting that in a disease such as Parkinson’s two adequate and well-controlled clinical trials is suggested.

In connection with our Neurocrine Collaboration Agreement, we agreed to transfer sponsorship of the clinical research program for VY-AADC (NBIb-1817) in Parkinson’s disease, or the VY-AADC Program, to Neurocrine, which required the related IND application to be transferred to Neurocrine. The transition process required additional regulatory filings with and review by the FDA. Based upon feedback received from the FDA, we and Neurocrine amended the RESTORE-1 clinical trial protocol. Following Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us at our request, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in any potential future clinical trials we or a collaboration partner would pursue in connection with the VY-AADC Program.

In October 2020, the FDA notified us that the IND application for our planned Phase 1/2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain information requests regarding chemistry, manufacturing and controls, or CMC, matters. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Although we resolved the clinical hold, we decided in August 2021 not to commence the VYTAL Phase 1/2 clinical trial for VY-HTT01 and to develop a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration. These and other regulatory delays may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our product candidates.

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

All of our product candidates are in early stages of development, and the risk of failure is high. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. Similarly, interim results generated from clinical trials do not necessarily predict final results, and results from one completed clinical trial may not be replicated in a subsequent clinical trial with a similar study design. For example, data from the PD-1101 Phase 1b clinical trial and from the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory suggest that one-time treatment with VY-AADC (NBIb-1817) could result in sustained improvement in motor function in patients with Parkinson’s disease. These results, however, may not be predictive of the results of the RESTORE-1 Phase 2 clinical trial or any future clinical trials that we or a collaboration partner could choose to conduct on VY-AADC (NBIb-1817). Some of our clinical trials, including the PD-1101 and PD-1102 clinical trials, were conducted with small patient populations and were not blinded or placebo-controlled, making it difficult to predict whether the favorable results that we observed in such trials will be sustained or repeated in larger and more advanced clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We are early in our development efforts. Our primary product candidates are in the discovery and preclinical stages of development. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

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

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a planned Phase 1/2 clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. We provided a complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first quarter of 2021, and the FDA removed its clinical hold on the IND and confirmed that we could proceed with our planned VYTAL Phase 1/2 clinical trial in April 2021. Although we resolved the clinical hold, we decided in August 2021 not to initiate our planned VYTAL Phase 1/2 clinical trial. This delay and our subsequent decision to refocus our program for the treatment of Huntington’s disease through the development of a second-generation product candidate could increase our expenses and adversely impact our ability to commercialize a product candidate for the treatment of Huntington’s disease in a timely manner, if at all.

We also have very limited experience with clinical trials. The transfer of sponsorship of the VY-AADC Program to Neurocrine required Neurocrine to become the sponsor of the RESTORE-1 Phase 2 clinical trial in many sites. The sponsorship transition required additional regulatory filings with and review by regulatory officials, and led to additional costs and delays in the enrollment of patients in the RESTORE-1 Phase 2 clinical trial. Following Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial and the holder of the applicable IND. If sponsorship of the RESTORE-1 Phase 2 clinical trial is transferred back to us at our request, such transition would require additional regulatory filings with and review by the FDA, and would likely lead to additional costs and delays in the enrollment of patients in any potential future clinical trials we or a collaboration partner would pursue in connection with the VY-AADC Program.

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Due to the additional regulatory uncertainties associated with gene therapy products, we did not initiate the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease until we met with OTAT to discuss our proposed trial design and overall development plan. While we received OTAT’s feedback and incorporated it as appropriate in our plans, the clinical trial as designed may not achieve the prospectively defined primary clinical endpoints or provide a favorable benefit to risk ratio to support a biologics license application, or BLA, filing or approval. In November 2020, the sponsor medical monitor and surgical core requested that the data safety and monitoring board, or DSMB, for the RESTORE-1 Phase 2 clinical trial review certain patient MRI abnormalities observed in some clinical trial participants in the ongoing clinical trial. Following this review, the DSMB requested additional patient-level data and recommended a pause in the dosing of patients in the RESTORE-1 Phase 2 clinical trial pending its review of these additional data. In response to the DSMB’s recommendation, we and Neurocrine decided to delay the planned resumption of patient screening in the RESTORE-1 Phase 2 clinical trial until Neurocrine had submitted the required expedited IND safety reports related to these matters and the DSMB was able to complete its evaluation. In December 2020, the FDA notified Neurocrine that it had placed a clinical hold on the RESTORE-1 Phase 2 clinical trial. In January 2021, the FDA informed Neurocrine of the information required to provide a complete response to the FDA in connection with the clinical hold. Information required by the FDA includes an assessment of how the investigational product may have given rise to the adverse findings, a mitigation plan to manage the adverse findings, and supportive data to justify that the product candidate continues to have a favorable benefit/risk profile. The

DSMB met to review additional patient data in January 2021 and characterized the MRI abnormalities as having uncertain clinical significance and requested that Neurocrine provide additional information. The clinical implications of these observations are currently unknown. We intend to support Neurocrine, the clinical trial sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the DSMB and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial. We have decided that, if Neurocrine were to transfer sponsorship of the RESTORE-1 Phase 2 clinical trial back to us, we would not seek to advance the clinical trial without a partner. Our ability to establish such a collaboration regarding the VY-AADC Program will be subject to a number of factors, including, among other things, the additional information collected by Neurocrine in response to the DSMB requests.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological, cardiac, and other diseases;
●	perceived risks of the delivery procedure, such as intracranial infusion for VY-AADC (NBIb-1817) and VY-HTT01;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;
●	willingness of patients to participate in a placebo-controlled trial;

●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

We may be unable to obtain orphan drug designation or exclusivity for any of our product candidates for which we seek such designation. If our competitors are able to obtain orphan drug exclusivity for products that constitute the “same drug” and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. For products for which we may obtain orphan drug designation or exclusivity, we may be unable to prevent the approval or marketing authorization of other similar products based upon regulatory decisions regarding product “sameness”.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the other drug or biological product is not the “same drug” or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In September 2021, the FDA issued final guidance describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. The FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing sameness.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies, particularly in light of a decision from the U.S. Court of Appeals for the Eleventh Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the application user fee to obtain FDA review of a marketing application is more than $3.1 million, and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	Our program for Huntington’s disease will potentially compete with TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda, and AMT-130, an AAV gene therapy being developed by uniQure and a gene therapy being developed by Spark;
●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and Apic Bio, Inc.;
●	Our program for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by Pfizer, PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, AAVANTIBio, Inc., Novartis Gene Therapies, and LEXEO Therapeutics, Inc.;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for spinal muscular atrophy, or SMA, will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Spinraza being marketed by Biogen, and Evrysdi being marketed by Roche;
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc., Freeline Therapeutics Holdings plc, Pfizer, Biogen, Lysogene SA, and Coave Therapeutics; and
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Capsida Biotherapeutics, Inc., Capsigen Inc., Dyno Therapeutics, Inc., Shape Therapeutics Inc., and StrideBio, Inc.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. Effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A cooperation agreement was signed between the United Kingdom and the European Union in December 2020, which was applied provisionally beginning in January 1, 2021 and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of

Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remain unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not reply on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

Risks Related to Third Parties

To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme and AbbVie, our ongoing collaboration with Neurocrine, the Pfizer License Agreement, and the Novartis License Agreement. If any ongoing or future collaboration or licensing agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

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

Under the terms of the Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we have agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights for all human and veterinary diagnostic, prophylactic, and therapeutic uses for the research, development, and commercialization of gene therapy products, which we refer to as the Collaboration Products, under (i) the VY-AADC Program, on a worldwide basis; (ii) the FA Program, on a worldwide basis; and (iii) each Discovery Program, on a worldwide basis. We refer to each of these programs as a Neurocrine Program and, collectively, as the Neurocrine Programs. Subject to the terms and conditions of the Neurocrine Collaboration Agreement, we also have the option to co-develop and co-commercialize the FA Program with Neurocrine pursuant to which we and Neurocrine would agree to enter into a cost- and profit-sharing arrangement for such program and share in its costs, profits and losses, and we would forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable co-development and co-commercialization agreement.

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program. This termination became effective August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine regarding the VY-AADC Program expired, and we regained worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement, and the restrictions on us to develop, manufacture or commercialize a gene therapy product directed to the targets specified in the VY-AADC Program terminated. If Neurocrine were to terminate the remainder of the Neurocrine Collaboration Agreement, we would become responsible for all research and development expenses relating to the remaining Neurocrine Programs, and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement with respect to such programs.

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

On October 1, 2021, we entered into the Pfizer License Agreement, pursuant to which we granted Pfizer options to receive an exclusive license to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and specified transgenes to help treat respective central nervous system and cardiovascular diseases. Under the terms of the Pfizer License Agreement, we received an upfront payment of $30.0 million in October 2021 and are eligible to receive future option exercise payments of $10.0 million upon each of up to two option exercises; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $115.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product.

In March 2022, we entered into the Novartis License Agreement, pursuant to which we granted Novartis options to receive an exclusive license to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and specified genetic payloads for specific genetic targets. Under the terms of the Novartis License Agreement, we are entitled to receive an upfront payment of $54.0 million and are eligible to receive future option exercise payments of $12.5 million upon each option exercise; fees of $18.0 million for each of two potential expansions of the arrangement; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $125.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product.

Our current collaborators or any future collaborator might not be successful in obtaining approvals for the product candidates arising from our collaboration, or commercializing or manufacturing the resulting products. Further, such collaborator’s objectives in connection with the collaboration may not be consistent with our best interests. With respect to the rights granted to a collaborator by us, the collaborator could take actions that may be adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

We have used the ClearPoint System to deliver our product candidates to date. While other devices for delivery may be used in the future, any issues with the ClearPoint System or the manufacturer of the ClearPoint System may result in delays in the development and commercialization of certain of our product candidates, which could have an adverse impact on our business.

The surgical approach that we have used for VY-AADC (NBIb-1817) is similar, in some respects, to the stereotactic approach used for DBS. One primary difference with our approach is the ability to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen using real-time, intra-operative, magnetic resonance imaging, or MRI, scans to avoid specific blood vessels to potentially reduce the risk of hemorrhages during the surgical procedure and to maximize the coverage of the putamen.

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

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, licensing, and/or broader collaboration agreements. For example, we entered into the Pfizer License Agreement with Pfizer in October 2021 and the Novartis License Agreement in March 2022. We believe there is significant opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Our likely collaborators and licensees include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations or out-licensing transactions on favorable terms or at all. Our ability to generate revenues from our collaborations and out-licensing transactions will depend on our and our collaborators and licensees’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators and licensees might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator or licensee is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-

1817) using a posterior trajectory were conducted at several locations. The protocol for the RESTORE-1 Phase 2 clinical trial states that the clinical trial is intended to be conducted at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. Additionally, we had expected to initiate the planned VYTAL Phase 1/2 clinical trial for VY-HTT01 at multiple sites in the United States before our decision to refocus the Huntington’s disease program and develop a second-generate program candidate. If any locations terminate a particular clinical trial, we or our collaborators would be required to find other parties or locations to conduct such clinical trial. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary manufacturing platform that provides a robust and scalable process for AAV production. We are using the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells. The process has been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s cGMPs. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of clinical quality AAV gene therapy vectors at research scale.

We presently contract with third parties for the manufacturing of our program materials. We are currently assessing our manufacturing capabilities and although we do not currently have our own clinical or commercial scale manufacturing, we may choose to build those capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and eliminates the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

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

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our gene therapy platform. Research programs to identify new product candidates require substantial technical, financial and human resources. Our only active clinical trial, the RESTORE-1 Phase 2 clinical trial, is currently on clinical hold. It is uncertain when, or if, the FDA might release the hold. Although our collaboration partner Neurocrine has terminated our collaboration regarding VY-AADC, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial. Our other product candidates are in preclinical development. Our portfolio of product candidates is subject to change as we continue to conduct preclinical testing and development of product candidates and prioritize or abandon product candidates based on such results. We may also fail to identify other product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We are highly dependent on the management, technical, and scientific expertise of principal members of our management, scientific, and clinical teams. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Following the departures of our prior Chief Executive Officer and Chief Medical Officer and Head of Research & Development in May and June 2021, our current Chief Executive Officer and Chief Scientific Officer, each of whom is also a director of the Company, have been engaged by us on an interim basis pending the hiring of individuals to permanently fill these positions. The inability of either or both individuals to continue in these interim positions and to dedicate the time necessary to perform these roles could also impede our achievement of these objectives. Alternatively, to the extent that any of our directors serve as interim executive officers for a period of more than one year, such directors may be unable to resume service as independent directors for the purpose of the Nasdaq rules when such roles are ultimately filled.

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

In 2021, we reduced the size of our organization in connection with a strategic restructuring. We may encounter difficulties in managing our business as a result of this restructuring, or as a result of the attrition that has occurred or may in the future occur due to this restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the restructuring.

On August 6, 2021, our board of directors approved a strategic restructuring plan to eliminate a portion of our workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with our portfolio reevaluation efforts and strategic shift to invest additional resources in our TRACER capsid development efforts.

The continuing impact of the restructuring and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy in connection with the August 2021 strategic restructuring, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. We can provide no assurances that we will have sufficient resources in the future to manage all of our planned programs. Future growth would impose significant added responsibilities on members of management, may lead to significant added costs, and may divert our management and business development resources. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

In March 2010, President Obama signed the ACA into law. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

We may be subject, directly or indirectly, to federal, state, and foreign healthcare laws and regulations, including fraud and abuse laws and false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims act, and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed research and development, sales, marketing and educational programs. In addition, we may be subject to data privacy laws by both the federal government and the states in which we conduct our business. Such laws that may constrain the business or financial arrangements and relationships through which we conduct our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual for, or the purchase, recommendation, leasing or furnishing of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. Further, the ACA amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. The ACA provided and recent government cases against pharmaceutical

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union and other countries. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws such as laws of individual European Union Member States or the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union, and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

In 2018, California passed into law the California Consumer Privacy Act , or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions are scheduled to take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states are expected to consider these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR has been and will continue to be a rigorous and time-intensive process that has increased and will continue to increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we or our collaborators may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities, which could adversely affect our business, prospects, financial condition and results of operations.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. Following Brexit, the Data Protection Act of 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. Privacy and data security laws in several other countries loosely follow GDPR as a model but often contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual commercialization and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions. Any failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

The COVID-19 pandemic continues to evolve rapidly. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the initial wave of the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including guidelines and measures regarding stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Although the entirety of our workforce has been permitted to return to the office for a portion of the work week, workplace safety measures still in effect continue to limit our workforce’s ability to collaborate as it did prior to the COVID-19 pandemic. Further, the COVID-19 pandemic has transformed the workplace, establishing as an expected business norm a hybrid working environment where employees who are able to perform their job responsibilities remotely will expect the flexibility to work in locations outside of our office facilities. This type of workplace environment could create potential challenges, including establishing equity and inclusiveness among employees who must work on-site and employees who can work remotely, sustaining a collaborative team environment and encouraging company loyalty and diminishing turnover. Our ability to develop strategies and practices to address these risks are unknown.

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

The extent to which COVID-19 ultimately impacts our business, financial condition, and results of operations will depend on future developments such as the duration and scope of the pandemic and the response of policymakers, businesses and individuals that are highly uncertain and cannot be accurately predicted. In the future, there may be other material adverse impacts on our business and operations during the pandemic and once it subsides. Employees and other key personnel could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Disruptions in the supply chain for personal protective equipment and other supplies critical for laboratory operations and/or the maintenance of current or future workplace safety measures could limit our ability to maintain business continuity. Regulators could be delayed in inspections, reviews, and approvals of product candidates including INDs and BLAs. Quarantines and travel restrictions could impact the ability of our third-party manufacturers and other suppliers to deliver clinical supplies or raw materials to us in a timely manner. Restrictions imposed on the construction industry could cause delays in completing our potential construction projects, resulting in program delays, cost increases and disruption to our current laboratory activities and general operations. Prolonged stay-at-home policies and, as described above, a distributed workforce could inhibit our ability to restore operations to pre-COVID-19 pandemic norms and to attract, retain, and motivate qualified personnel, and consequently, to allow our operations to develop as anticipated and to make our expected organizational growth more difficult. We are dedicating financial resources towards mitigating operational adjustments arising from the COVID-19 pandemic. If we need to access the capital markets to address requirements arising from the impacts of COVID-19 pandemic, there is no assurance that financing will be available on attractive terms, if at all.

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

We must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensees or licensors to pay these fees due to patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, and may compromise the strength of other intellectual property in our portfolio. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2021 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. With Brexit, there is uncertainty associated with obtaining, defending, and enforcing intellectual property rights in the United Kingdom. International treaties and regulations promulgated as a result of this transition could impede or eliminate our ability to obtain or maintain meaningful intellectual property rights in the United Kingdom. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our technology or product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensees or licensors or we initiate legal proceedings against a third party to enforce a patent covering our technology or one of our product candidates, the defendant could counterclaim that the patent covering such technology or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our technology or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensees or licensors were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates or our supporting technology. Such a loss of patent protection could harm our business.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including ex parte re-examination, post-grant review and inter partes review before the USPTO or foreign patent offices. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of the claim. For example, we have been made aware by a third party of certain patents claiming processes that may relate to, and could potentially be asserted against, DNA preparation processes related to our TRACER discovery platform. We are not practicing any processes claimed in these patents and, accordingly, we believe that our TRACER discovery platform does not infringe any valid claims in these patents. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such asserted third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similar challenges exist in other jurisdictions. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Competitors may infringe our intellectual property rights or the intellectual property rights of our licensees or licensors, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace.

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

The BPCIA provides up to 12 years of market exclusivity for a reference biological product. We may not be able to obtain such exclusivity for our products. Moreover, the applicable time-period or the scope of patent protection afforded during any such extension could be less than we request. If we are unable to obtain patent term extension or the scope of term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be materially reduced.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC, Neurocrine, EcoR1 Capital, LLC, and The Vanguard Group, Inc. represent beneficial ownership, in the aggregate, of approximately 34% of our outstanding common stock as of December 31, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2021 through December 31, 2021, the sales price of our common stock ranged from a high of $9.15 to a low of $2.46 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing any product candidates for which we obtain marketing approval;
●	regulatory action and results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	the results of clinical trials of our product candidates;
●	the results of clinical trials of product candidates of our competitors;
●	the commencement, termination, and success of our collaborations, including the ability or willingness of our collaboration partners to fulfill their obligations to us;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel, including in connection with our strategic restructuring;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies, the cost of commercializing such product candidates, and the cost of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize our product candidates. We and certain of our current and former officers and directors were previously named as defendants in a purported class action lawsuit. This proceeding and other similar litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and prospects.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to qualify as a smaller reporting company if we have (i) a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million during our last fiscal year, or (ii) a non-affiliate public float in excess of $700 million, in each case determined on an annual basis as of the last business day of our second quarter. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●reduced disclosure obligations regarding executive compensation; and

●not being required to furnish a stock performance graph in our annual report.

We expect to take advantage of some or all of the available exemptions until we cease to be a smaller reporting company. We may cease to qualify as a smaller reporting company as early as June 30, 2022, which would require us to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies following the filing of our Annual Report on Form 10-K for the year ending December 31, 2022, and any portions of our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders incorporated by reference therein. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have recently been, and could in the future be, subject to legal actions and proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

The market prices of securities of companies in the biotechnology and pharmaceutical industry, including the market price of our common stock, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. On January 22, 2021, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of New York (later transferred to the U.S. District Court for the District of Massachusetts) against us and certain of our current and former officers and directors. The complaint sought, among other things, unspecified compensatory damages, interest, attorneys’ and expert fees and costs. On July 2, 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims, and this action is no longer pending. Nonetheless, due to the volatility in, or the unfulfilled expectations of stockholders for, our stock price, we may be the target of similar litigation in the future.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the recent global sanctions imposed by countries against Russia following Russia’s military intervention in the Ukraine, could result in a variety of risks to our business, including weakened demand for our product candidates, our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes in tax law (which may have retroactive application) may adversely affect our stockholders or our business or financial condition. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. On December 22, 2017, the U.S. government enacted the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. Beginning in 2022, the TCJA eliminates the currently available option to deduct research and development expenditures and requires taxpayers to amortize them over five years. Congress is considering legislation that would defer the amortization requirement to future periods, however, we have no assurance that the provision will be repealed or otherwise modified.

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

As of December 31, 2021, we had both federal and state NOL carryforwards of $210.8 million and $198.9 million, respectively, which expire beginning in 2033. These NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the FFCR Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Code and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Our company has completed several transactions since its inception which resulted in an ownership change under Section 382 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Cambridge, Massachusetts. Other operations, including laboratory space, are located in Lexington, Massachusetts. We lease our office and laboratory space, which consist of approximately 73,641 square feet located in two locations in Cambridge, Massachusetts and 26,000 square feet located in Lexington, Massachusetts.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2021, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock.

Stockholders

As of March 2, 2022, there were approximately 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In the year ended December 31, 2021, we issued non-statutory stock options to purchase an aggregate of 76,500 shares of our common stock and restricted stock unit awards settleable for an aggregate of 13,000 shares of our common stock to one individual outside of our 2015 Stock Option and Incentive Plan as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement awards prior to the time at which the awards become exercisable or settleable, as applicable.

ITEM 6.         RESERVED

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

We are a gene therapy company focused on developing life-changing treatments and next-generation platform technologies. We focus on diseases where we believe a single dose adeno-associated virus, or AAV, gene therapy approach that either increases or decreases the production of a specific protein can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. Our gene therapy platforms enable us to engineer, optimize, manufacture and deliver AAV-based gene therapies that we believe have the potential to safely provide durable efficacy. Our team of experts in the field of AAV gene therapy first identifies and selects diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors for delivery of the virus payload to the targeted tissue or cells.

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier, or BBB, crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platformis a broadly-applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe our single dose gene therapies have the potential to be delivered directly, with targeted or systemic surgical delivery or infusions in conjunction with capsids we discover through our TRACER platform, which we refer to as TRACER capsids.

We are also applying the TRACER discovery platform towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types. We are actively engaged in discussions with multiple parties to make TRACER capsids available to third parties for use in their drug development programs through potential licensing and other arrangements.

Our quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at scale sufficient for clinical trials. In addition to our TRACER discovery platform, we have developed a vectorized antibody platform which we believe will overcome many of the challenges of passive immunization.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine, or out-licensing activities including license agreements related to our TRACER capsids such as our October 2021 licensing agreement with Pfizer Inc., which we refer to as Pfizer, and our March 2022 licensing agreement with Novartis Pharma, AG, which we refer to as Novartis. We believe there is an ongoing opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for both our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological, cardiac, and other diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, our ongoing collaboration with Neurocrine, which commenced in March 2019, our licensing agreement with Pfizer, which commenced in October 2021, and our licensing agreement with Novartis, which commenced in March 2022. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement. We refer to our licensing agreement with Pfizer as the Pfizer License Agreement. We refer to our licensing agreement with Novartis as the Novartis License Agreement.

In August 2021, we initiated a strategic initiative and reevaluated our existing product candidate portfolio. As a result of this reevaluation, we intend to invest additional resources in our TRACER discovery platform, to expand discovery of TRACER capsids with broad tissue tropism in central nervous system, or CNS, cardiac and other tissues. We also plan to advance innovative gene therapy programs that leverage these TRACER capsids as well as our vectorized antibody technology.

Additionally, to take advantage of our TRACER capsid development efforts, we decided in 2021 to discontinue our VY-HTT01 program for the treatment of Huntington’s disease and to initiate a second-generation program for the treatment of Huntington’s disease leveraging a proprietary AAV capsid that may enable intravenous administration and achieve broad distribution to affected tissue. We have also initiated gene therapy programs using our TRACER capsids in treatment programs for monogenic amyotrophic lateral sclerosis, or ALS; spinal muscular atrophy, or SMA; and various diseases linked to GBA1 mutations, including Parkinson’s disease, Lewy body dementia and Gaucher’s disease. We continue to advance our vectorized antibody platform capability with programs for tauopathies and indications in neuro-oncology. We continue to partner with Neurocrine on programs for diseases including Friedreich’s ataxia. All of our current product candidates are in the early stages of development. We continue to evaluate additional diseases that could be treated using AAV gene therapy and are also actively exploring additional potential treatment methods that can utilize our proprietary TRACER capsids.

We have a history of incurring significant losses. We reported a net loss of $71.2 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $347.1 million. We reported a net income of $36.7 million for the year ended December 31, 2020 primarily due to revenue recognition in connection with the terminations of our prior collaborations with AbbVie. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease;
●	develop a second-generation program for Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in CNS, cardiac, and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	enter into licensing agreements regarding our TRACER capsids, such as the Pfizer License Agreement and the Novartis License Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates or devices that arise from our programs that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;

●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2021, we recognized $37.4 million of collaboration revenue from the Neurocrine Collaboration. For additional information about our revenue recognition policy related to the collaborations, see the section titled “—Critical Accounting Policies and Estimates—Revenue.”

For the foreseeable future, we expect substantially all of our revenue will be generated from the Neurocrine Collaboration Agreement, the Pfizer License Agreement, the Novartis License Agreement, and any other strategic collaborations and out-licensing arrangements we may enter into in the future. If our development efforts are successful, we may also generate revenue from product sales.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. Our research and development costs have decreased relative to pre-2021 levels as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, including our decision on whether to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner and our decision to terminate our VY-HTT01 program for Huntington’s disease and to advance a second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to increase.

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

Our general and administrative expenses have increased relative to pre-2021 levels as a result of our strategic restructuring costs. As a result of the strategic restructuring, there are decreases including a reduction in personnel costs and fees paid to outside consultants, as well as other cost-saving initiatives including a reduction in facility-related expenditures. As our development programs progress and we identify product candidates and initiate preclinical studies and clinical trials, we expect general and administrative expenses to increase to support these additional research and development activities.

Other Income (Expense)

Interest and other income (expense) consists primarily of interest income on our marketable securities and the gain or loss on the equity securities investment in ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the year ended December 31, 2021.

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

We enter into collaboration agreements which are within the scope of ASC 606, under which we license rights to certain of our product candidates and perform research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory and commercial milestone payments; option exercise fees; and royalties on net sales of licensed products.

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

The promised goods or services in our arrangements typically consist of license rights to our intellectual property and in certain instances, research and development services. We provide options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for performance obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, industry standards for product development and clinical trial success probabilities and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

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

Upfront payments and fees are recorded as contract liabilities within deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our rights to consideration are unconditional. A significant portion of revenue recognized from the Neurocrine Collaboration is related to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs. We estimate the expected remaining costs to complete the research and development services for each performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure and related revenue recognition.Changes in our estimates of the expected remaining costs to complete the research and development services for our performance obligations, such as the change that occurred in the fourth quarter of 2021 as a result of decisions made by the Joint Steering Committee for the Neurocrine Collaboration, can result in significant changes to the amount of revenue we recognize each period.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020:

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2021	2020	Change

	(in thousands)
Collaboration revenue	$37,415	$171,128	$(133,713)
Operating expenses:
Research and development	73,787	108,753	(34,966)
General and administrative	37,246	34,991	2,255
Total operating expenses	111,033	143,744	(32,711)
Other income:
Interest (expense) income	(390)	1,659	(2,049)
Other income	2,811	7,698	(4,887)
Total other income	2,421	9,357	(6,936)
Net (loss) income	$(71,197)	$36,741	$(107,938)

Collaboration Revenue

Collaboration revenue was $37.4 million for the year ended December 31, 2021, and $171.1 million for the year ended December 31, 2020. The $133.7 million decrease in collaboration revenue was largely due to our reduced research and development services related to the Neurocrine Collaboration as a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program. Additionally, in the year ended December 31, 2020, we recognized revenue on the AbbVie Tau Collaboration and AbbVie Alpha-Synuclein Collaboration, both of which were terminated in August 2020. During the year ended December 31, 2021 collaboration revenue was entirely comprised of $37.4 million related to research services and cost reimbursement from the Neurocrine Collaboration. During the year ended December 31, 2020 we recognized $50.8 million related to research services from the AbbVie Tau Collaboration. This amount included $4.5 million related to research services provided prior to the termination date and $46.3 million of deferred revenue remaining under the agreement at the termination date as all of our obligations were complete as of September 30, 2020. We also recognized $63.7 million related to research services from the AbbVie Alpha-Synuclein Collaboration in the year ended December 31. 2020. This amount included $4.8 million related to research services provided prior to the termination date and $58.9 million of deferred revenue remaining under the agreement at the termination date as all of our obligations were complete as of September 30, 2020. Additionally, we recognized $56.7 million of revenue related to the Neurocrine Collaboration for collaboration-related services provided and expenses reimbursed in the year ended December 31, 2020. As a result of changes in our estimates of research and development services in the fourth quarter of 2021, we expect to record less revenue associated with research and development services for the Neurocrine Collaboration. We expect a significant portion of revenue recognized in future periods to be attributable to the Pfizer License Agreement and the Novartis License Agreement.

Our collaboration revenues were not materially impacted by the COVID-19 pandemic during the year ended December 31, 2021. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense decreased by $35.0 million from $108.8 million for the year ended December 31, 2020 to $73.8 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year ended
	December 31,
	2021	2020	Change

	(in thousands)
Employee and consultant	$36,385	$52,284	$(15,899)
External research and development	18,486	39,807	(21,321)
Facilities and other	9,483	7,915	1,568
Professional fees	9,433	8,747	686
Total research and development expenses	$73,787	$108,753	$(34,966)

The decrease in research and development expense for the year ended December 31, 2021 was primarily attributable to the following:

●	approximately $21.3 million for external research and development costs primarily related to a reduction in clinical and manufacturing activities for the VY-AADC Program for Parkinson’s disease; and
●	approximately $15.9 million for employee and stock-based compensation associated with lower headcount in research and development functions compared to the prior year; partially offset by
●	approximately $1.6 million of increased facility costs, including rent, depreciation, maintenance and other expenses due to additional space leased at 75 Hayden Avenue in the fourth quarter of 2020.

General and Administrative Expense

General and administrative expense increased by $2.2 million from $35.0 million for the year ended December 31, 2020 to $37.2 million for the year ended December 31, 2021. The change in general and administrative expense was primarily attributable to the following:

●	approximately $1.1 million for increased facility costs including rent, depreciation, maintenance and other expenses due to additional space leased at 75 Hayden Avenue in the fourth quarter of 2020;
●	approximately $0.7 million for increased employee and contractor related costs due to severance; and
●	approximately $0.4 million for an increase in professional fees and related expenses.

Other Income, Net

Interest and other income of approximately $2.4 million and $9.4 million was recognized in the years ended December 31, 2021 and 2020, respectively, related to interest income on marketable securities balances in addition to gains and losses on our common stock investment in and warrants to purchase shares of common stock of CLPT.

Comparison of year ended December 31, 2020 and 2019:

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019, respectively, together with the changes in those items in dollars:

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

Research and Development Expense

Research and development expense decreased by $10.9 million from $119.7 million for the year ended December 31, 2019 to $108.8 million for the year ended December 31, 2020. The following table summarizes our research and development expenses, for the year ended December 31, 2020 and 2019, respectively:

	Year ended
	December 31,
	2020	2019	Change

	(in thousands)
Employee and consultant	$52,284	$44,042	$8,242
External research and development	39,807	60,703	(20,896)
Facilities and other	7,915	6,355	1,560
Professional fees	8,747	8,635	112
Total research and development expenses	$108,753	$119,735	$(10,982)

The change in research and development expense was primarily attributable to research and development, and included the following:

●	a reduction of approximately $20.9 million for external research and development costs primarily related to clinical and manufacturing activities related to the VY-AADC Program, and preclinical and manufacturing activities related to our VY-HTT01 Program for Huntington’s disease; partially offset by
●	an increase of approximately $8.2 million for employee-related and consultant compensation costs as we continue to increase research and development headcount to support our internal efforts on program activities; and
●	an increase of approximately $1.6 million for facility and other costs including rent, depreciation, maintenance and other expenses due to the additional space leased at 75 Hayden Avenue;

General and Administrative Expense

General and administrative expense decreased by $1.3 million from $36.3 million for the year ended December 31, 2019 to $35.0 million for the year ended December 31, 2020. The change in general and administrative expense was primarily attributable to the following:

●	a decrease of approximately $1.8 million for legal and intellectual property expenses;
●	offset by an increase of approximately $0.5 million for compensation costs associated with the increase in administrative function headcount.

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

Strategic Restructuring

On August 6, 2021, the board of directors approved a strategic restructuring plan to eliminate a portion of its workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with its portfolio reevaluation efforts and its strategic shift to invest additional resources in the Company’s TRACER capsid development efforts.

During the year ended December 31, 2021, we incurred restructuring costs of approximately $2.6 million, which consists of severance-related costs. These costs are reported within our research and development expenses, general and administrative expenses, and accrued expenses. Approximately $1.5 million of these restructuring costs were paid as of December 31, 2021

COVID-19

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, our strategic collaborations, including our prior Sanofi Genzyme Collaboration, AbbVie Tau Collaboration, and AbbVie Alpha-Synuclein Collaboration, our ongoing Neurocrine Collaboration, the Pfizer License Agreement, and the Novartis License Agreement.

In February 2021, Neurocrine notified us it had elected to terminate the Neurocrine Collaboration with respect to VY-AADC and its participation in the VY-AADC Program, effective August 2, 2021. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, Neurocrine is no longer obligated to reimburse us for research and development activities related to the VY-AADC Program, other than incidental expenses incurred by us in conducting wind-down activities.

As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $132.5 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, marketable securities, and the $54 million up-front payment associated with the Novartis License Agreement executed in March 2022 will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020, and 2019.

	Year ended
	December 31,
	2021	2020	2019

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(54,367)	$(96,716)	$48,666
Investing activities	66,748	112,995	(90,477)
Financing activities	612	3,163	80,994
Net increase in cash and cash equivalents	$12,993	$19,442	$39,183

Cash Flows from Operating Activities

Net cash used in operating activities was $54.4 million during the year ended December 31, 2021. The cash used in operating activities for the year ended December 31, 2021 was primarily driven by operating expenses, net of stock-based compensation and depreciation. We also received an upfront payment of $30.0 million pursuant to the Pfizer License Agreement.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $66.7 million during the year ended December 31, 2021. The cash provided by investing activities for the year ended December 31, 2021 was primarily due to $70.0 million from maturities of marketable securities and $12.6 million from proceeds of sales of marketable securities partially offset by $15.1 million for purchases of marketable securities and $0.8 million for purchases of property and equipment.

Net cash provided by investing activities was $113.0 million during the year ended December 31, 2020. The cash provided by investing activities for the year ended December 31, 2020 was primarily due to proceeds from maturities of marketable securities of $195.5 million, offset by purchases of marketable securities of $70.4 million and purchases of property and equipment of $12.3 million.

Net cash used in investing activities was $90.5 million during the year ended December 31, 2019. The cash used in investing activities for the year ended December 31, 2019 was primarily due to purchases of marketable securities of $494.2 million and purchases of property and equipment of $5.1 million, partially offset by proceeds from maturities of marketable securities of $411.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.6 million during the year ended December 31, 2021 primarily due to the proceeds from the exercise of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

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

Funding Requirements

We expect our expenses to decrease from current levels in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, including reducing our clinical trial support activities pending our decision to proceed with the VY-AADC Program for Parkinson’s disease with a collaborative partner, ceasing our clinical study activities as we transition our Huntington’s disease program from a clinical-stage program to a pre-clinical second generation Huntington’s disease program, and our initiation of other cost-saving initiatives. We expect our expenses to increase in the future, however, as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or expand efforts on our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities, including the $54 million payment from Novartis, will be sufficient to meet our planned operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and licensing agreements, including any research and development costs for which we are responsible, our collaborators’ or licensors’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners or licensors of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners or licensors, and any decisions by our collaborators or licensors to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, under any other collaboration agreement to which we might become a party;

●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and of securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Contractual Obligations

We enter into agreements in the normal course of business with clinical research organizations, contract manufacturing organizations, and institutions to license intellectual property. These contracts generally are cancelable at any time by us, upon 30 to 90 days prior written notice.

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

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts. We expect lease payments under these commitments to total $8.7 million in 2022 and increase annually; in 2026, we expect total lease payments of approximately $9.3 million. We expect to receive sublease payments of $9.1 million from our sublessee for a portion of our facilities in Cambridge over the term of the sublease.

As described elsewhere in this Annual Report on Form 10-K including in “Part I, Item 1—Business,” we are also currently party to a collaboration agreement with Neurocrine, a license agreement with Pfizer, and a license agreement with Novartis.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable rules of the Securities and Exchange Commission, or the SEC.

Smaller Reporting Company Status

As of June 30, 2021, we have requalified as a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to qualify as a smaller reporting company if we have (i) a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million during our last fiscal year, or (ii) a non-affiliate public float in excess of $700 million, in each case determined on an annual basis as of the last business day of our second quarter. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced “Management's Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure obligations regarding executive compensation; and
●	not being required to furnish a stock performance graph in our annual report.

We expect to take advantage of some or all of the available exemptions as long as we continue to qualify as a smaller reporting company. We may cease to qualify as a smaller reporting company as early as June 30, 2022, which would require us to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies following the filing of our Annual Report on Form 10-K for the year ending December 31, 2022, and any portions of our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders incorporated by reference therein.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Voyager Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voyager Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 8, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2022

ITEM 9B.       OTHER INFORMATION

On March 4, 2022, or the Novartis Effective Date, we entered into an option and license agreement with Novartis Pharma, AG. We refer to this agreement as the Novartis License Agreement and to our collaborative partner as Novartis. Pursuant to this Novartis License Agreement, we have granted Novartis options, which we refer to as the Novartis License Options, to license novel capsids generated from our TRACER™ discovery platform, or Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Payloads.

Research and License Option. During the period, which we refer to as the Novartis Research Term, commencing on the Novartis Effective Date and ending on the first anniversary thereof or, in the event Novartis exercises a Novartis License Option, the third anniversary thereof, we have granted Novartis a non-exclusive research license to evaluate our TRACER capsids for potential use, in combination with Novartis Payloads, in programs targeting three specified genes, which we refer to as the Initial Novartis Targets. Upon the payment of an additional fee, Novartis may also assess our TRACER capsids in up to two additional programs for other targets, which we refer to as Additional Novartis Targets, subject to certain conditions including that such target is not part of, or reasonably competitive with, our current development programs. We refer to the Initial Novartis Targets and the Additional Novartis Targets, collectively, as the Novartis Targets. During the Novartis Research Term, we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER capsids. If we elect to do so, we have agreed to disclose performance characteristics of such new TRACER capsids to Novartis on a rolling basis.

During the Novartis Research Term, Novartis may exercise up to three Novartis License Options—or up to five Novartis License Options if Novartis is evaluating the Additional Novartis Targets—in the aggregate, provided that Novartis may only exercise one Novartis License Option for each Novartis Target. Upon the exercise of any Novartis License Option, we have agreed to grant Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into products containing the corresponding Novartis Payload, or the Novartis Licensed Products. Upon the exercise of a Novartis License Option, we have agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and the corresponding Novartis Payload for use in a Novartis Licensed Product. Novartis may, during the Novartis Research Term but following the exercise of a Novartis License Option, conduct additional evaluation of our capsid candidates and has the right to substitute any other TRACER capsid for the Novartis Licensed Capsid.

Governance. Subject to our disclosure obligations described above, we and Novartis have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of us and Novartis.

Development, Regulatory Approval and Commercialization. Under the Novartis License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products.  In the event Novartis exercises a Novartis License Option, it is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (i) the United States and (ii) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, which we refer to as Major Market Countries, subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

Materials for Evaluation. During the Novartis Research Term, we have agreed to provide plasmids to Novartis for the production of TRACER capsids for evaluation upon request. We have also granted Novartis a non-exclusive license, effective upon a Novartis Option Exercise and in addition to its options for target-exclusive licenses under certain of our intellectual property described above, on a Novartis Licensed Capsid-by-Novartis Licensed Capsid basis, under certain of our know-how to exploit the applicable Novartis Licensed Capsid as incorporated into Novartis Licensed Products containing the corresponding Novartis Payload.

Financial. Under the terms of the Novartis License Agreement, Novartis has agreed to pay us an upfront payment of $54 million. Novartis has also agreed to pay us a fee of $18 million per Additional Novartis Target it elects to add to our collaboration and, upon each Novartis Option Exercise, an option exercise fee of $12.5 million. Following each Novartis Option Exercise, we are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125 million for the first corresponding Novartis Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product.  The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Intellectual Property.  Under the terms of the Novartis License Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the Novartis Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the Novartis Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Novartis License Agreement and in the course of the parties’ activities under the Novartis License Agreement will follow inventorship under U.S. patent law.

Exclusivity. Subject to certain limitations and exceptions, we have agreed (i) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any our capsids, or grant any third party or affiliate any right or license under our rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Targets; and (ii) after Novartis’s exercise of any License Option, not to grant any third party or affiliate any right or license under our patents to exploit any Novartis Licensed Capsid for the applicable Novartis Target.

Termination.  Unless earlier terminated, the Novartis License Agreement expires on the earlier to occur of (i) the first anniversary of the Novartis Effective Date, if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries if at least one Novartis License Option is exercised. Subject to a cure period, either party may terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the Novartis License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Novartis, the licenses granted by us to Novartis under the Novartis License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis License Agreement remained in effect would be substantially reduced.

The foregoing description of the Novartis License Agreement is qualified in its entirety by the text of such agreement, a copy of which we expect to file as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2022.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss),  stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition under the proportional performance model
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, in 2019 the Company entered into a Collaboration Agreement which resulted in collaboration revenue of $37.4 million for the year ended December 31, 2021. The Company recognizes consideration allocated to each performance obligation using the proportional performance method. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs.

Auditing collaboration revenue recognized was especially challenging and judgmental because the proportional performance calculation involves subjective management assumptions about estimates of the expected remaining costs to complete the research and development services for each performance obligation. Changes in expected remaining costs to complete can have a material effect on the amount of collaboration revenue recognized.

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

Our audit procedures included, among others, the inspection of the Company’s contract and testing of the completeness and accuracy of the underlying data used to determine the expected remaining costs to complete the research and development services for each performance obligation. We performed inquiries of research and development personnel to validate management’s estimates and obtained corroborative evidence to assess the reasonableness of the proportional performance calculation. We also performed a retrospective review to assess the Company’s historical estimates of the remaining costs to complete the research and development services and a sensitivity analysis to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 8, 2022

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$117,433	$104,440
Marketable securities	15,106	76,698
Related party collaboration receivable	732	8,012
Prepaid expenses and other current assets	3,427	8,619
Total current assets	136,698	197,769
Property and equipment, net	21,920	25,435
Deposits and other non-current assets	1,779	2,316
Operating lease, right-of-use assets	33,458	36,064
Total assets	$193,855	$261,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$574	$634
Accrued expenses	10,950	14,205
Other current liabilities	5,571	4,198
Deferred revenue, current	33,886	7,729
Total current liabilities	50,981	26,766
Deferred revenue, non-current	8,210	36,088
Other non-current liabilities	39,609	44,410
Total liabilities	98,800	107,264
Commitments and contingencies (see note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 37,918,395 and 37,368,027 shares issued and outstanding at December 31, 2021 and 2020, respectively	38	37
Additional paid-in capital	442,259	430,324
Accumulated other comprehensive loss	(138)	(134)
Accumulated deficit	(347,104)	(275,907)
Total stockholders’ equity	95,055	154,320
Total liabilities and stockholders’ equity	$193,855	$261,584

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2021	2020	2019
Collaboration revenue	$37,415	$171,128	$104,391
Operating expenses:
Research and development	73,787	108,753	119,735
General and administrative	37,246	34,991	36,335
Total operating expenses	111,033	143,744	156,070
Operating (loss) income	(73,618)	27,384	(51,679)
Other income (expense), net:
Interest (expense) income	(390)	1,659	6,457
Other income	2,811	7,698	1,625
Total other income, net	2,421	9,357	8,082
Net (loss) income	$(71,197)	$36,741	$(43,597)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale-securities	(4)	(30)	29
Total other comprehensive (loss) income	(4)	(30)	29
Comprehensive (loss) income	$(71,201)	$36,711	$(43,568)

Net (loss) income per share, basic	$(1.89)	$0.99	$(1.21)
Net (loss) income per share, diluted	(1.89)	0.98	$(1.21)

Weighted-average common shares outstanding, basic	37,668,947	37,132,447	35,898,266
Weighted-average common shares outstanding, diluted	37,668,947	37,348,514	35,898,266

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	32,364,895	$32	$315,598	$(133)	$(269,051)	$46,446
Exercises of vested stock options	250,276	1	2,713	—	—	2,714
Issuance of common stock in connection with the Neurocrine Collaboration Agreement	4,179,728	4	77,613	—	—	77,617
Issuance of common stock under ESPP	70,217	—	663	—	—	663
Stock-based compensation expense	—	—	15,640	—	—	15,640
Unrealized gain on available-for-sale securities	—	—	—	29	—	29
Net loss	—	—	—	—	(43,597)	(43,597)
Balance at December 31, 2019	36,865,116	$37	$412,227	$(104)	$(312,648)	$99,512
Exercises of vested stock options	228,436	—	2,319	—	—	2,319
Vesting of restricted stock units	170,367	—	—	—	—	—
Issuance of common stock under ESPP	104,108	—	1,279	—	—	1,279
Stock-based compensation expense	—	—	14,499	—	—	14,499
Unrealized gain on available-for-sale securities	—	—	—	(30)	—	(30)
Net income	—	—	—	—	36,741	36,741
Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	346,551	—	—	—	—	—
Issuance of common stock under ESPP	200,006	—	918	—	—	918
Stock-based compensation expense	—	—	10,990	—	—	10,990
Unrealized gain on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(71,197)	(71,197)
Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2021	2020	2019
Cash flow from operating activities
Net (loss) income	$(71,197)	$36,741	$(43,597)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	11,324	14,934	15,640
Depreciation	5,165	3,817	2,765
Amortization of premiums and discounts on marketable securities	349	27	(3,584)
In-kind research and development expenses	—	—	616
Change in fair value of common stock and warrants to purchase equity securities	(2,460)	(7,698)	(1,612)
Changes in operating assets and liabilities:
Related party collaboration receivable	7,280	10,484	(18,496)
Prepaid expenses and other assets	1,883	(551)	1,675
Operating lease, right-of-use assets	2,606	(7,592)	2,951
Other non-current assets	69	275	(343)
Accounts payable	(60)	(3,436)	2,598
Accrued expenses	(3,335)	(6,480)	11,728
Operating lease liabilities	(3,428)	13,439	(2,506)
Deferred revenue	(1,721)	(150,676)	80,831
Net cash (used in) provided by operating activities	(53,525)	(96,716)	48,666
Cash flow from investing activities
Purchases of property and equipment	(1,609)	(12,097)	(7,718)
Proceeds from sale of equipment	—	—	172
Purchases of marketable securities	(15,117)	(70,403)	(494,231)
Proceeds from sales and maturities of marketable securities	82,632	195,495	411,300
Net cash provided by (used in) investing activities	65,906	112,995	(90,477)
Cash flow from financing activities
Proceeds from the issuance of common stock in connection with the Neurocrine Collaboration Agreement, net	—	—	77,617
Proceeds from the exercise of stock options	28	2,319	2,714
Proceeds from the purchase of common stock under ESPP	584	844	663
Net cash provided by financing activities	612	3,163	80,994
Net increase in cash and cash equivalents	12,993	19,442	39,183
Cash, cash equivalents, and restricted cash beginning of period	106,219	86,777	47,594
Cash, cash equivalents, and restricted cash end of period	$119,212	$106,219	$86,777
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$664	$10,818	$30,964
Capital expenditures incurred but not yet paid	$80	$831	$434

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a gene therapy company focused on developing life-changing treatments and next-generation platform technologies. The Company focuses on diseases where the Company believes a single dose adeno-associated virus (“AAV”) gene therapy approach that either increases or decreases the production of a specific protein can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its AAV-based gene therapies that the Company believes have the potential to safely provide durable efficacy. The Company’s team of experts in the field of AAV gene therapy first identifies and selects diseases with target tissues that have tropism for AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells.

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. The Company’s team has developed a proprietary AAV capsid discovery paltform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier (“BBB”) crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platform is a broadly-applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes its single dose gene therapies have the potential to be delivered directly, with targeted or systemic surgical delivery or infusions, in conjunction with capsids it discovers through its TRACER platform (“TRACER capsids”).

The Company is also applying the TRACER discovery platform towards further capsid variant libraries and selection for tropism and transduction in additional cell and tissue types.

The Company’s quality and manufacturing processes employ an established system capable of enabling production of high quality AAV vectors at scale sufficient for clinical trials. In addition to the Company’s TRACER discovery platform, the Company has developed a vectorized antibody platform which the Company believes will overcome many of the challenges of passive immunization.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”) under a collaboration agreement that became effective in January 2019 (the “Neurocrine Collaboration Agreement”), or out-licensing activities including license agreements related to the TRACER capsids such as the Company’s October 2021 licensing agreement with Pfizer Inc. (“Pfizer”). The Company believes there is an on-going opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for the Company’s own programs and out-licensing transactions, the Company has retained to date, and expects to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes.

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

The Company has a history of incurring net operating losses. As of December 31, 2021, the Company had an accumulated deficit of $347.1 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”) and its ongoing collaboration with Neurocrine, in October 2021, its licensing agreement with Pfizer Inc., and in March 2022, its licensing agreement with Novartis Pharma, A.G. (“Novartis”).

Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities, including the $54 million payment from Novartis, will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into 2024.

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

Marketable Securities

The Company classifies marketable securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable securities with a remaining maturity date greater than one year and marketable equity securities are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months. During 2016, the Company invested in a supplier and received common stock and warrants to purchase common stock in that entity. All equity securities in CLPT held by us were sold or otherwise disposed of during the first half of 2021.

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

Cash, cash equivalents, and marketable securities as of December 31, 2021 and 2020 consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	—	—	$100,305
Marketable securities - U.S. Treasury notes	15,117	—	(11)	15,106
Total money market funds and marketable securities	$115,422	$—	$(11)	$115,411
As of December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$—	$—	$103,992
Marketable securities:
U.S. Treasury notes	70,348	—	6	70,342
Equity securities	1,220	5,136	—	6,356
Total marketable securities	$71,568	$5,136	$6	$76,698
Total money market funds and marketable securities	$175,560	$5,136	$6	$180,690

All of the Company’s marketable securities at December 31, 2021 and 2020 have a contractual maturity of one year or less.

Restricted Cash

As of December 31, 2021 and 2020, the Company maintained restricted cash totaling approximately $1.8 million in each year, respectively, held in the form of money market accounts as collateral for the Company’s facility lease obligations. The balance is included within deposits in other non-current assets in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	As of December 31,
	2021	2020	2019

	(in thousands)
Cash and cash equivalents	$117,433	$104,440	$86,042
Restricted cash included in deposits and other noncurrent assets	1,779	1,779	735
Total cash, cash equivalents, and restricted cash	$119,212	$106,219	$86,777

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2021.

Revenue Recognition

The Company enters into license and collaboration agreements which are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), under which the Company licenses or provides options to license certain of the Company’s product candidates and, in certain cases, performs research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; option exercise fees; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

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

The Company’s contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, the Company has not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of the Company’s collaboration or license arrangements.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from any of the Company’s collaboration or license arrangements.

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

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company bases the estimate of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus, blended with the historical volatility of its common stock. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021, the Company does not have any significant uncertain tax positions.

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

For purposes of the diluted net income (loss) per share, unvested restricted common stock and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock and outstanding stock options were excluded from the calculation of diluted net loss per share in the years ended December 31, 2021 and 2019, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the years ended December 31, 2021 and 2019.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive:

	As of December 31,
	2021	2020	2019
Unvested restricted common stock awards	137,255	156,863	176,471
Unvested restricted common stock units	806,379	527,625	455,404
Outstanding stock options	5,013,193	5,379,856	5,317,326
Total	5,956,827	6,064,344	5,949,201

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except share data)
Numerator:
Net (loss) income	$(71,197)	$36,741	$(43,597)
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	37,668,947	37,132,447	35,898,266
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding	37,668,947	37,132,447	35,898,266
Common stock options and restricted stock units	—	216,068	—
Weighted average shares outstanding-diluted	37,668,947	37,348,514	35,898,266

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manages its business as a single operating segment, which is the business of developing and commercializing gene therapies.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. The Company adopted the standard on January 1, 2021 and it did not have a material impact on the consolidated financial statements.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	$100,305	$—	$—
Marketable securities - U.S. Treasury notes	15,106	15,106	—	—
Total	$115,411	$115,411	$—	$—
December 31, 2020
Money market funds included in cash and cash equivalents	$103,992	$103,992	$—	$—
Marketable securities:
U.S. Treasury notes	70,342	70,342	—	—
Equity securities	6,356	6,356	—	—
Total marketable securities	$76,698	$76,698	$—	$—
Warrants to purchase equity securities	3,816	—	3,816	—
Total	$184,506	$180,690	$3,816	$—

The Company measures the fair value of money market funds, U.S. Treasuries and equity securities based on quoted prices in active markets for identical securities. The Level 2 equity securities include warrants to purchase equity securities that are valued using the Black-Scholes model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the awards, (iii) the risk-free interest rate, and (iv) expected dividends. All warrants were exercised, and the shares of common stock received following exercise were subsequently sold by the Company during the three months ended June 30, 2021.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2021	2020

	(in thousands)

Other current assets	$1,701	$1,575
Prepaid insurance	1,360	1,459
Prepaid research and development contracts	350	1,674
Accrued interest receivable	16	95
Warrants to purchase equity securities	—	3,816
Total	$3,427	$8,619

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2021	2020

	(in thousands)
Laboratory equipment	$19,384	$18,093
Leasehold improvements	15,695	15,469
Furniture and office equipment	2,524	2,410
Construction in progress	—	866
Other	230	167
Total property and equipment	37,833	37,005
Less: accumulated depreciation	(15,913)	(11,570)
Property and equipment, net	$21,920	$25,435

The Company recorded $5.2 million, $3.8 million, and $2.8 million in depreciation expense during the years ended December 31, 2021, 2020, and 2019, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2021	2020

	(in thousands)
Employee compensation costs	$5,022	$5,857
Research and development costs	3,719	6,624
Accrued goods and services	1,482	496
Professional services	727	1,153
Other	—	75
Total	$10,950	$14,205

7. Lease obligation

Operating Leases

As of December 31, 2021, the Company has leases for office and laboratory space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031. The Company gained control of and occupied the space in November of 2020.

In September 2021, the Company entered into an agreement with BioNTech US, Inc. to sublease part of the office and laboratory space leased by the Company at 75 Sidney Street in Cambridge, Massachusetts (the “Sublease Agreement”). The sublease term is for approximately 3.3 years and the Company expects to receive $9.1 million from the sublessee over the term of the sublease. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset as a result of the sublease and accounted for the sublease as a separate lease. Sublease payments received are classified within operating expenses to offset the related operating lease payments.

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

The following table summarizes the Company’s significant contractual obligations under operating leases as of payment due date by period at December 31, 2021:

Total Minimum
Lease Payments
(in thousands)
2022	8,849
2023	8,958
2024	9,227
2025	9,644
2026	9,307
Thereafter	10,638
Total future minimum lease payments	$56,623
Less: imputed interest	(12,444)
Total lease liabilities	$44,179
Reported as:
Other current liabilities	$5,571
Other non-current liabilities	38,608
Total lease liabilities	$44,179

Total lease cost for operating leases of approximately $6.8 million, $6.2 million, and $5.7 million was incurred during the years ended December 31, 2021, 2020 and 2019 respectively. As of December 31, 2021, the weighted average remaining lease term was 6 years and the weighted average incremental borrowing rate used to determine the operating lease liabilities was 7.9%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the years ended December 31, 2021 and 2020.

	Years ended
	December 31,
	2021	2020

	(in thousands)
Operating sublease income	$838	$—

8. Other liabilities

As of December 31, 2021 and 2020, other current and non-current liabilities consisted of the following:

	As of December 31,
	2021	2020

	(in thousands)
Other current liabilities
Lease liabilities	5,571	4,198
Total other current liabilities	$5,571	$4,198

Other non-current liabilities
Lease liabilities	$38,608	$43,409
Other	1,001	1,001
Total other non-current liabilities	$39,609	$44,410

Strategic Restructuring

On August 6, 2021, the board of directors of the Company approved a strategic restructuring plan to eliminate a portion of its workforce as part of an initiative to reduce expenses and enhance operations. The strategic restructuring plan was approved in connection with its portfolio reevaluation efforts and its strategic shift to invest additional resources in the Company’s TRACER capsid development efforts.

During the year ended December 31, 2021, the Company incurred restructuring costs of approximately $2.6 million, which consists of severance-related costs. These costs are reported within our research and development expenses, general and administrative expenses, and accrued expenses. Approximately $1.5 million of these restructuring costs were paid as of December 31, 2021.

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

Under the Neurocrine Collaboration Agreement, the parties committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine had the right to nominate Targets for the two Discovery Programs. The Company and Neurocrine completed the nomination process, the JSC approved two Targets for development under the Discovery Program, and the two Targets are currently under development.

The Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for Collaboration Products under (i) the VY-AADC Program of up to $170.0 million, which the Company is no longer eligible to receive in light of the partial termination of the Neurocrine Collaboration Agreement; (ii) the FA Program of up to $195.0 million, and (iii) each of the two Discovery Programs of up to $130.0 million per Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all Neurocrine Programs of $1.1 billion. Furthermore, in connection with the Neurocrine Collaboration Agreement, Neurocrine purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

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

Termination of VY-AADC Program

As described above, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program expired, the Company regained worldwide intellectual property rights regarding the VY-AADC Program, and the restrictions on the Company to develop, manufacture or commercialize a gene therapy product directed to the Target of the VY-AADC Program terminated, in each case in accordance with the terms of the Neurocrine Collaboration Agreement. As of the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine no longer is obligated to reimburse the Company for research and development activities related to the VY-AADC Program, and the Company is no longer entitled to receive future milestone or royalty payments related to the VY-AADC Program. The Company is supporting Neurocrine, the study sponsor and IND holder, on ongoing matters related to the completion of imaging and clinical assessments requested by the Data Safety and Monitoring Board (the “DSMB”), and the provision of other information requested by the FDA for the RESTORE-1 Phase 2 clinical trial.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2021, the Company further revised the estimate of the expected reimbursement to $80 million based on current expectations as a result of decisions made at the Joint Steering Committee meeting in the fourth quarter of 2021, which resulted in significantly less research and development services to be provided by the Company under the Neurocrine Collaboration Agreement. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company has concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at December 31, 2021:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,863
FA Program	17,277
Discovery Program 1	5,432
Discovery Program 2	3,456
Total	$80,028

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

During the years ended December 31, 2021 and 2020, the Company recognized $37.4 million and $56.7 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2021, there was $12.1 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2021, there was $0.7 million of collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the year ended December 31, 2021:

	Balance at			Balance at
	December 31, 2020	Additions	Deductions	December 31, 2021

	(in thousands)
Related party collaboration receivable	$8,012	$7,034	$(14,314)	$732
Contract liabilities:
Deferred revenue	$43,689	$—	$(31,593)	$12,096

The change in the receivables balance for the year ended December 31, 2021 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period. The change in contract liabilities relates to amounts recognized as revenue associated with research and development services performed during the year, including the impact of the change in estimate associated with the remaining research and development services to be performed under the Neurocrine Collaboration Agreement that was recorded in the fourth quarter of 2021.

Costs incurred relating to the Collaboration Programs consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2021.

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

Pfizer Option and License Agreement

Summary of Agreement

On October 1, 2021, the Company entered into an option and license agreement with Pfizer, which is referred to as the Pfizer License Agreement, pursuant to which the Company has granted Pfizer options to receive an exclusive license, or the License Options, to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, which are referred to as the Pfizer Transgenes. Under the terms of the Pfizer License Agreement, Pfizer intends to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system and cardiovascular diseases.

Under the Pfizer License Agreement, the Company has agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. During the research term, which extends until October 1, 2022, or, in the event Pfizer exercises a License Option, until October 1, 2024, the Company may, at its sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases. The Company has agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the research term for all such capsid candidates. Following such disclosure, Pfizer has the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a License Option with respect to such capsid candidate. Pfizer may exercise up to two License Options, provided that it may exercise only one License Option for each Pfizer Transgene. The Company has granted Pfizer, effective upon Pfizer’s exercise of a License Option, with respect to a capsid candidate for the Pfizer Transgene identified therein, an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize the applicable licensed capsid as incorporated into products containing the corresponding Pfizer Transgene, or the Licensed Products. Additionally, upon such License Option exercise, the Company and Pfizer have agreed that the Company shall provide certain additional know-how that has not been previously provided to Pfizer to enable Pfizer to exploit such licensed capsid and the corresponding Pfizer Transgene for use in a Licensed Product. Upon the exercise of a License Option, until October 1,

2024, while the Company is not obligated to conduct additional research activities upon option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Pfizer, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Pfizer may, during the research term conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the License Option.

Under the Pfizer License Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Licensed Products. In the event Pfizer exercises a License Option, Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Licensed Product for each Pfizer Transgene for which Pfizer has exercised its License Option in (i) the United States and (ii) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which is referred to as a Major Market Country, subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Licensed Product in the United States and at least one Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Licensed Product, subject to certain limitations.

Under the terms of the Pfizer License Agreement, Pfizer paid the Company an upfront payment of $30.0 million. The Company received this upfront payment in October 2021. Pfizer has also agreed to pay the Company, upon each License Option exercise, a fee of $10.0 million. Following each License Option exercise, with respect to a Pfizer Transgene, the Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Licensed Product to achieve the corresponding milestone. On a Licensed Product-by-Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Pfizer License Agreement, each the Company and Pfizer owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Pfizer License Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Pfizer License Agreement and in the course of the Company’s and Pfizer’s activities under the Pfizer License Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, the Company agreed (i) during the research term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under the Company’s rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (ii) after Pfizer’s exercise of a License Option, not to grant any third party or affiliate any right or license under the Company’s patents to exploit any licensed capsid in combination with any Pfizer Transgene.

Unless earlier terminated, the Pfizer License Agreement expires on the earlier to occur of (i) the first anniversary of the effective date of the Pfizer License Agreement, if no License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Licensed Products in all countries if at least one License Option is exercised. Subject to a cure period, either party may terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s noncompliance with certain anti-bribery or anti-corruption covenants. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Pfizer, the licenses that the Company has granted to Pfizer under the Pfizer License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Pfizer under such licenses had the Pfizer License Agreement remained in effect would be substantially reduced.

Accounting Analysis

The Company assessed the promised goods and services under the Pfizer License Agreement, in accordance with ASC 606, and determined that the Pfizer License Agreement contains two performance obligations consisting of two material rights, one for each of the License Options. The Company concluded that each License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the License Option at the specified exercise fee. Upon the exercise of a License Option, until October 1, 2024, while the Company is not obligated to conduct additional research activities upon option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Pfizer, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Pfizer may, conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the License Option. The Company determined that this promise to provide Pfizer the ability to evaluate and potentially substitute other capsid candidates for the capsid it previously elected to license when it exercised the License Option, if and when available, is an additional performance obligation in the arrangement (“the Substitution Right Performance Obligation”).

The Company received a nonrefundable, upfront payment of $30.0 million as consideration under the Pfizer License Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the License Options or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

The Company allocated the transaction price to the two material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each License Option on a standalone basis. The Company reached this conclusion after considering (i) the downstream economics including option fees, milestones and royalties related to each License Option being identical, and (ii) comparable market data. The Company determined the standalone selling price for the Substitution Right Performance Obligation was insignificant to the allocation of the transaction price using the relative standalone selling price model, and did not allocate any transaction price to the Substitution Right Performance Obligation, accordingly. This determination was supported by qualitative and quantitative assessments of the standalone selling price that considered the cost of identifying other potential capsid candidates and the likelihood of license substitution. As such, based on the relative standalone selling price for each of the two material rights, the allocation of the transaction price to the separate performance obligations is $15.0 million for each material right.

The amount allocated to each material right was recorded as deferred revenue and will be recognized either upon exercise of the License Option, or upon expiry of the License Option.

During the year ended December 31, 2021, the Company recognized no revenue related to the Pfizer License Agreement. As of December 31, 2021, the entire transaction price of $30.0 million is recorded as deferred revenue, current in the accompanying consolidated balance sheet.

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

Termination of Agreement

On June 14, 2019 (the “Termination Date”), the Company and Sanofi Genzyme executed a termination agreement to terminate the Sanofi Genzyme Collaboration Agreement (the “Sanofi Genzyme Termination Agreement”). Under the terms of the Sanofi Genzyme Termination Agreement, Sanofi Genzyme relinquished its rights to the exclusive license options to the Huntington’s Program, the FA Program and the Future Program. The Company was relieved of its obligations to perform the research and development services under those programs through completion of the respective POP Studies. As a result, the Company gained worldwide rights to the Huntington’s Program and ex-U.S. rights to the FA Program. The ex-U.S. rights to the FA Program were, in turn, transferred from the Company to Neurocrine pursuant to the collaboration and option agreement with Neurocrine. Additionally, the Company and Sanofi Genzyme entered into an Amended and Restated Option and License Agreement related to AAV capsids (the “Amended Capsid Agreement”). Under the Amended Capsid Agreement, Sanofi Genzyme obtained exclusive option rights to exclusively license up to two select TRACER capsids owned or controlled by the Company for exclusive use for up to two non-central nervous system (“non-CNS”) indications.

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

During the year ended December 31, 2019 the Company recognized $32.6 million of revenue related to obligations performed under the Sanofi Genzyme Collaboration.

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

During the year ended December 31, 2020 the Company recognized $4.5 million of revenue related to the Research Services associated with the AbbVie Tau Collaboration Agreement performed prior to the AbbVie Collaboration Termination Date. During the year ended December 31, 2020 the Company recognized $46.3 million of additional revenue, related to the remaining amounts included in deferred revenue at the AbbVie Collaboration Termination Date, given that the Company did not have any performance obligations remaining under the AbbVie Tau Collaboration Agreement subsequent to September 30, 2020. During the year ended December 31, 2019 the Company recognized $11.3 million of revenue associated with the AbbVie Tau Collaboration related to Research Services performed during the period.

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

Other Agreements

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

Litigation

The Company was not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2021 or 2020.

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

10. Common stock

As of December 31, 2021 and 2020, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2021	2020
Shares reserved for vesting of restricted stock awards under the Founder Agreements	137,255	156,863
Shares reserved for exercise of outstanding stock options	5,013,193	5,485,078
Shares reserved for vesting of outstanding restricted stock units	806,379	638,471
Shares reserved for issuances under the 2015 Stock Option Plan	4,374,539	2,827,185
Shares reserved for issuances under the 2015 Employee Stock Purchase Plan	1,659,574	1,484,923
	11,990,940	10,592,520

11. Stock-based compensation

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

The remaining 352,941 of the shares issued begin vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions are tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. The performance milestone for one of the three performance-based awards has been met related to this award.

In December 2019, the Company modified one of the remaining performance awards, repurchasing 58,823 shares of common stock previously issued to one of the Company’s founders. Additionally, the Company modified the award to vest solely based on time rather than on performance. The Company revalued the award at the modification date and is recognizing expense on a straight-line basis over the three-year vesting period. Stock-based compensation related to this award was de minimis in the years ended December 31, 2021 and 2020. The performance-based milestone of the remaining performance-based award has not been met as of December 31, 2021.

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

Effective January 1, 2016 and every anniversary thereafter an additional 4% of outstanding common stock was added to the Company’s 2015 Stock Option Plan pursuant to its “evergreen” provision, for future issuance. This has accumulated to a total of 9,226,183 shares through January 1, 2022. During the year ended December 31, 2021, the Company granted options to purchase 1,441,729 shares of common stock to employees and directors under the 2015 Stock Option Plan. As of December 31, 2021, there were 4,374,539 shares available for future issuance under the 2015 Stock Option Plan.

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

The 2015 ESPP became effective upon the completion of the IPO. Effective January 1, 2016 and every anniversary thereafter an additional 1% of outstanding common stock was added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. This has accumulated to a total of 2,306,542 shares through January 1, 2022. The Company issued 200,006 and 104,108 shares of common stock under the 2015 ESPP in the years ended December 31, 2021 and 2020. As of December 31, 2021, there were 1,659,574 shares available for future purchase under the 2015 ESPP.

Inducement Awards

In the years ended December 31, 2021, 2020, and 2019, the Company issued non-statutory stock options to purchase an aggregate of 76,500, 172,500 and 338,750 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 13,000, 29,000 and 58,125 shares of the Company’s common stock, respectively, in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to certain individuals’ acceptance of an offer of employment with the Company in accordance with  Nasdaq Listing Rule 5635(c)(4).

The stock options will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The restricted stock units vest over a three-year period, with 33% of the restricted stock units vesting on the first anniversary of the award, 33% of the restricted stock units vesting on the second anniversary, and the remaining restricted stock units vesting on the third anniversary.

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive income (loss) is as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
General and administrative	$7,191	$8,577	$8,257
Research and development	4,133	6,357	7,383
Total stock-based compensation expense	$11,324	$14,934	$15,640

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Stock options	$7,438	$11,387	$13,380
Restricted stock awards and units	3,551	3,110	1,935
Employee stock purchase plan awards	335	437	325
Total stock-based compensation expense	$11,324	$14,934	$15,640

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

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2021 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2020	638,471	$12.74
Awarded	1,268,301	$5.30
Vested	(326,943)	$12.25
Forfeited	(773,450)	$8.93
Unvested restricted stock units as of December 31, 2021	806,379	$7.26

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. In the year ended December 31, 2021, the Company granted 538,301 restricted stock units vesting in equal amounts, annually over three years, and 730,000 restricted stock units vesting in equal amounts, annually over two years. The stock-based compensation expense related to awards granted to employees was $3.3 million, $2.8 million, and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $3.5 million which is expected to be recognized over the remaining weighted average vesting period of 1.4 years

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2020	5,485,078	$14.77
Granted	1,518,229	$6.32
Exercised	(3,811)	$7.27
Cancelled or forfeited	(1,986,303)	$13.58
Outstanding at December 31, 2021	5,013,193	$12.69	5.6	$1,165
Exercisable at December 31, 2021	3,611,863	$14.16	4.5	$—

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the year ended December 31, 2021 was $4.11. The stock-based compensation expense related to stock option awards granted to employees and directors was $7.3 million, $11.2 million, and $13.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Risk-free interest rate	0.9%	1.0%	2.2%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	75.0%	73.7%	74.7%

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $7.3 million which is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

12. 401(k) Savings plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $1.1 million, $1.1 million, and $1.0 million related to employer contributions made during the years ended December 31, 2021, 2020, and 2019, respectively.

13. Income taxes

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

Year ended December 31,
	2021	2020	2019

(in thousands)
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax expense	$—	$—	$—

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate at the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year ended December 31,
	2021	2020	2019
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.6%	(2.3)%	8.0%
Provision to return	4.9%	—%	—%
General business credit carryovers	3.2%	(20.6)%	9.4%
Non-deductible expenses	(3.8)%	5.0%	(2.2)%
Other	—%	1.9%	—%
Change in valuation allowance	(31.9)%	(5.0)%	(36.2)%
Total	—%	—%	—%

The Company incurred net operating losses (“NOLs”) through December 31, 2019 and during 2021. During 2020, the Company did not generate federal and state NOL carryforwards. As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $210.8 million and $198.9 million, respectively, with the pre-2018 NOLs beginning to expire in 2033, and the post 2019 portion limited to 80% of taxable income and carried forward indefinitely As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $22.6 million and $9.0 million, respectively, which expire beginning in 2033. As of December 31, 2021, the Company had state investment credits of $0.6 million, which expire beginning in 2022.

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

The significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$56,756	$41,130
Tax credit carryforwards	30,122	28,173
Lease liability	12,012	13,006
Deferred revenue	11,485	12,176
Stock compensation	7,784	4,368
Non-deductible accruals and reserves	1,507	1,288
Intangibles	664	721
Total deferred tax assets	120,330	100,862
Less valuation allowance	(107,563)	(84,866)
Net deferred tax assets	12,767	15,996
Deferred tax liabilities
Right of use assets	(9,128)	(9,852)
Depreciation and amortization	(3,632)	(6,136)
Other temporary differences	(7)	(8)
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, research and development credit carryforwards, and lease liability. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $107.6 million and $84.9 million has been established at December 31, 2021 and 2020, respectively. The change in valuation allowance was $22.7 million for the year ended December 31, 2021. The primary reason for the difference between the income tax expense recorded by the Company and the amount of income tax expense at statutory income tax rates was the change in the valuation allowance.

At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. The Company has not as yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2021 and 2020, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

14. Related-party transactions

During the years ended December 31, 2021, 2020, and 2019, the Company received board and scientific advisory services from two of its prior executives, Steven M. Paul, M.D., the Company’s former President and Chief Executive Officer, and Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. As of December 31, 2020, Dr. Paul’s consulting agreement was complete. The total amount of fees paid to Dr. Paul for services provided during the years ended December 31, 2020 and 2019 was $0.2 million in each year. The total amount of fees paid to Dr. Sah for services provided during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $0.2 million, $0.4 million, and $0.4 million, respectively.

Amounts due from Neurocrine are reflected as related party collaboration receivables. The Company recorded approximately $0.7 million and $8.0 million in related party collaboration receivables associated with Neurocrine as of December 31, 2021 and 2020, respectively.

15. Subsequent event

In March 2022, the Company entered into an option and license agreement (the “Novartis License Agreement”) with Novartis Pharma, AG (“Novartis”). Pursuant to the Novartis License Agreement, the Company granted Novartis options (the “Novartis License Options”) to license novel capsids generated from the Company’s TRACER™ discovery platform (the “Novartis Licensed Capsids”) on a target-exclusive basis to develop and commercialize certain adeno-associated virus gene therapy candidates comprised of a Novartis Licensed Capsid and a specified DNA sequence provided by Novartis (the “Novartis Payload”). Under the terms of the Novartis License Agreement, Novartis intends to evaluate the potential use of the Novartis Licensed Capsids in combination with Novartis Payloads to target three specified genes and, upon the payment of additional fees on a target-by-target basis, up to two other gene targets (the “Additional Novartis Targets”).

Under the terms of the Novartis License Agreement, Novartis has agreed to pay the Company an upfront payment of $54 million. Novartis has also agreed to pay the Company a fee of $18 million per Additional Novartis Target it elects to add to the collaboration and, upon each exercise of a Novartis License Option, an option exercise fee of $12.5 million. Following each exercise of a Novartis License Option, the Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125 million for the first corresponding licensed product under the Novartis License Agreement to achieve the corresponding milestone. On a Novartis licensed product-by-Novartis licensed product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Novartis licensed product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis licensed product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant	10-K	4.1	03/14/2018	001-37625

4.4	Description of Registrant’s Securities	10-K	4.4	03/03/2020	001-37625

10.1#	2014 Stock Option and Grant Plan and forms of award agreements thereunder	S-1/A	10.1	10/28/2015	333-207367

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.3†	Collaboration Agreement, by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015	S-1/A	10.3	11/06/2015	333-207367

10.4*	Termination Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.3	08/09/2019	001-37625

10.5*	Amended and Restated Option and License Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.4	08/09/2019	001-37625

10.6*	First Amendment to Amended and Restated Option and License Agreement with Genzyme Corporation, dated September 20, 2020	10-Q	10.1	11/09/2020	001-37625

10.7†	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.28	02/26/2019	001-37625

10.8	Amendment No. 1 to the Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated June 14, 2019	10-Q	10.5	08/09/2019	001-37625

10.9	Stock Purchase Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.29	02/26/2019	001-37625

10.10	Investor Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.30	02/26/2019	001-37625

10.11*	Option and License Agreement, by and between the Registrant and Pfizer Inc., dated October 1, 2021	10-Q	10.2	11/02/21	001-37625

10.12	Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated April 1, 2014	S-1/A	10.5	10/28/2015	333-207367

10.13	First Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated December 23, 2015	10-Q	10.5	05/12/2016	001-37625

10.14	Second Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated February 5, 2018	8-K	10.1	02/07/2018	001-37625

10.15	Third Amendment to the Lease Agreement, by and between the Registrant and UP 45/75 Sidney Street, LLC, dated June 1, 2018	8-K	10.1	06/05/2018	001-37625

10.16	Sublease Agreement, by and between Registrant and BioNTech US Inc., dated September 3, 2021	10-Q	10.1	11/02/2021	001-37625

10.17	Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated December 23, 2015	10-Q	10.6	05/12/2016	001-37625

10.18	First Amendment to the Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated June 1, 2018	8-K	10.2	06/05/2018	001-37625

10.19	Lease Agreement, by and between the Registrant and HCP/King 75 Hayden LLC, dated March 16, 2020	8-K	10.1	03/19/2020	001-37625

10.20	Form of Indemnification Agreement to be entered into between the Registrant and its directors	S-1/A	10.9	10/28/2015	333-207367

10.21	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers	S-1/A	10.10	10/28/2015	333-207367

10.22#	2015 Employee Stock Purchase Plan	S-1/A	10.12	10/28/2015	333-207367

10.23#	Amendment No. 1 to the 2015 Employee Stock Purchase Plan	10-K	10.21	03/14/2018	001-37625

10.24#	Retirement Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated May 20, 2019	8-K	10.1	05/21/2019	001-37625

10.25#	Transition, Separation, and Release of Claims Agreement, by and between the Registrant and G. Andre Turenne, dated May 19, 2021	8-K	10.1	05/19/2021	001-37625

10.26#	Employment Agreement, by and between the Registrant and Michael Higgins, dated May 19, 2021	8-K	10.2	05/19/2021	001-37625

10.27#	Employment Agreement, by and between the Registrant and Glenn Pierce, M.D., Ph.D., dated May 19, 2021	8-K	10.3	05/19/2021	001-37625

10.28#	Amendment No. 1 to Employment Agreement, by and between the Registrant and Glenn Pierce, dated June 7, 2021	8-K	10.1	06/08/2021	001-37625

10.29#	Employment Agreement, by and between the Registrant and Robert W. Hesslein, dated January 15, 2019	10-Q	10.5	05/07/2019	001-37625

10.30#	Amended and Restated Employment Agreement, by and between the Registrant and Robin Swartz, effective as of February 7, 2022	8-K	10.2	02/03/2022	001-37625

10.31#	Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated June 28, 2019	10-Q	10.6	08/09/2019	001-37625

10.32#	Amendment No. 1 to the Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated September 16, 2019	10-Q	10.2	11/06/2019	001-37625

10.33#	Consulting Agreement by and between the Registrant and Alfred Sandrock, effective as of February 7, 2022	8-K	10.1	02/03/2022	001-37625

10.34#	Form of Non-Qualified Stock Option Agreement for Inducement	10-K	10.27	02/26/2019	001-37625

10.35#	Form of Restricted Stock Unit Agreement for Inducement	10-K	10.33	02/26/2019	001-37625

10.36	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated November 5, 2019	S-3	1.2	11/06/2019	333-234527

10.37#	Separation and Release of Claims Agreement by and between the Registrant and Allison Dorval, effective December 13, 2021					X

10.38#	Consulting Agreement by and between the Registrant and Allison Dorval, dated as of November 26, 2021					X

10.39#	Employment Agreement, by and between the Registrant and Julie Burek, dated as of October 1, 2021					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.	X

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Presentation Link Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

March 8, 2022	VOYAGER THERAPEUTICS, INC.
	By:	/s/ Michael Higgins
Michael Higgins Interim Chief Executive Officer, President, and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Voyager Therapeutics, Inc. (the “Company”), hereby severally constitute and appoint Michael Higgins and Julie Burek, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Higgins	Interim Chief Executive Officer, President, and Director	March 8, 2022
Michael Higgins	(Principal Executive Officer)

/s/Julie Burek	Vice President of Finance	March 8, 2022
Julie Burek	(Principal Financial and Accounting Officer)

/s/Mark Levin	Director	March 8, 2022
Mark Levin

/s/Jim Geraghty	Director	March 8, 2022
Jim Geraghty

/s/Steven Hyman, M.D.	Director	March 8, 2022
Steven Hyman, M.D.

/s/Steve Paul, M.D.	Director	March 8, 2022
Steve Paul, M.D.

/s/Glenn Pierce, M.D., Ph.D.	Director	March 8, 2022
Glenn Pierce, M.D., Ph.D.

/s/ Alfred Sandrock, M.D., Ph.D.	Director	March 8, 2022
Alfred Sandrock, M.D., Ph.D.

/s/Nancy Vitale	Director	March 8, 2022
Nancy Vitale