Form 10-Q
period 2022-03-31
Voyager Therapeutics, Inc.
filed 2022-05-04
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

Commission file number: 001-37625

Voyager Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	46-3003182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

64 Sidney Street, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2022 was 38,456,067.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy;
●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform and our vectorized antibody platform;
●	our ability to identify and optimize product candidates and proprietary AAV capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine, and from our licensing arrangements with Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis;
●	our ongoing and planned preclinical development efforts, related timelines and studies;
●	formulation changes to our product candidates that may require us to conduct additional preclinical studies to bridge our modified product candidates to earlier versions;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file investigational new drug, or IND, applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to conduct clinical trials compliant with current good clinical practices and to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our ability to access, develop, and obtain regulatory clearance for devices to deliver our AAV gene therapies to critical targets of neurological disease when necessitated by or advantageous to our development efforts;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements;
●	our ability to reduce costs and reprioritize our product candidate pipeline successfully in connection with our strategic initiatives; and
●	the potential impact of the COVID-19 pandemic on our research and development efforts and other business operations.

These forward-looking statements are only predictions, and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2022, particularly in “Part I, Item 1A — Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

●	We have a history of incurring significant losses and anticipate that we will incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, our ongoing collaboration with Neurocrine, and from our licensing arrangements with Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis. If any ongoing or future collaboration or licensing agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and of subsequently obtaining regulatory approval for, our product candidates.

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. Our product candidates are in the discovery and preclinical development stages. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	Our future success depends on our ability to retain key members of our management team, and to attract, retain and motivate qualified personnel. Our inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$131,873	$117,433
Marketable securities	34,960	15,106
Related party collaboration receivable	206	732
Prepaid expenses and other current assets	3,612	3,427
Total current assets	170,651	136,698
Property and equipment, net	19,374	21,920
Deposits and other non-current assets	1,779	1,779
Operating lease, right-of-use assets	32,378	33,458
Total assets	$224,182	$193,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,200	$574
Accrued expenses	7,735	10,950
Other current liabilities	5,748	5,571
Deferred revenue, current	86,994	33,886
Total current liabilities	101,677	50,981
Deferred revenue, non-current	8,449	8,210
Other non-current liabilities	38,125	39,609
Total liabilities	148,251	98,800
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2022 and December 31, 2021; 38,241,969 and 37,918,395 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	38	38
Additional paid-in capital	444,539	442,259
Accumulated other comprehensive loss	(223)	(138)
Accumulated deficit	(368,423)	(347,104)
Total stockholders’ equity	75,931	95,055
Total liabilities and stockholders’ equity	$224,182	$193,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Collaboration revenue	$658	$6,501
Operating expenses:
Research and development	14,349	22,346
General and administrative	7,659	9,744
Total operating expenses	22,008	32,090
Operating loss	(21,350)	(25,589)
Other income:
Interest income	31	19
Other (expense) income	—	3,921
Total other income	31	3,940
Net loss	$(21,319)	$(21,649)
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities	(85)	11
Total other comprehensive income (loss)	(85)	11
Comprehensive loss	$(21,404)	$(21,638)
Net loss per share, basic and diluted	$(0.56)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	38,049,430	37,501,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	184,217	—	—	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(21,649)	(21,649)
Balance at March 31, 2021	37,556,055	$38	$433,849	$(123)	$(297,556)	$136,208

Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	11,484	—	12	—		12
Vesting of restricted stock units	312,090	—	—	—		—
Stock-based compensation expense	—	—	2,268	—		2,268
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(85)		(85)
Net loss	—	—	—	—	(21,319)	(21,319)
Balance at March 31, 2022	38,241,969	$38	$444,539	$(223)	$(368,423)	$75,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(21,319)	$(21,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,319	3,601
Depreciation	2,812	1,274
Amortization of premiums and discounts on marketable securities	21	102
Other non-cash items	—	(3,882)
Changes in operating assets and liabilities:
Related party collaboration receivable	526	3,759
Prepaid expenses and other current assets	(185)	323
Operating lease, right-of-use asset	1,080	951
Other non-current assets	—	69
Accounts payable	626	2,543
Accrued expenses	(3,494)	(3,757)
Operating lease liabilities	(1,307)	(868)
Deferred revenue	53,347	(3,760)
Net cash provided by (used in) operating activities	34,426	(21,294)
Cash flow from investing activities
Purchases of property and equipment	(38)	(375)
Purchases of marketable securities	(19,960)	—
Proceeds from maturities of marketable securities	—	35,000
Net cash (used in) provided by investing activities	(19,998)	34,625
Cash flow from financing activities
Proceeds from the exercise of stock options	12	28
Net cash provided by financing activities	12	28
Net increase in cash, cash equivalents, and restricted cash	14,440	13,359
Cash, cash equivalents, and restricted cash, beginning of period	119,212	106,219
Cash, cash equivalents, and restricted cash, end of period	$133,652	$119,578
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$228	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a gene therapy company focused on developing life-changing treatments and next-generation platform technologies. The Company focuses on diseases where it believes a single dose adeno-associated virus (“AAV”) gene therapy approach that either increases or decreases the production of a specific protein can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its AAV-based gene therapies that it believes have the potential to safely provide durable efficacy. The Company’s team of experts in the field of AAV gene therapy first identifies and selects diseases with target tissues that have tropism for AAV gene therapy. The Company then engineers and optimizes AAV vectors for delivery of the virus payload to the targeted tissue or cells.

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. The Company’s team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier (“BBB”) crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes its single dose gene therapies have the potential to be delivered directly, with targeted or systemic surgical delivery or infusions, in conjunction with capsids it discovers through its TRACER platform (“TRACER capsids”).

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

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”) under a collaboration agreement that became effective in January 2019 (the “Neurocrine Collaboration Agreement”), or out-licensing activities including license agreements related to the TRACER capsids such as the Company’s October 2021 licensing agreement with Pfizer Inc. (“Pfizer”) and the Company’s March 2022 licensing agreement with Novartis Pharma AG (“Novartis”). The Company believes there is an on-going opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for the Company’s own programs and out-licensing transactions, the Company has retained to date, and expects to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes.

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

The Company has a history of incurring net operating losses. As of March 31, 2022, the Company had an accumulated deficit of $368.4 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”), AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and its ongoing collaboration with Neurocrine, its licensing agreement with Pfizer, and its licensing agreement with Novartis.

Through March 31, 2022, the Company has raised approximately $724.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and from its collaboration and license agreements. As of March 31, 2022, the Company had cash, cash equivalents, and marketable debt securities of $166.8 million.

Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into 2024.

There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company or generate product revenue or revenue from collaboration partners, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, Summary of Significant Accounting Policies — Basis of Presentation, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2022	(in thousands)
Money market funds included in cash and cash equivalents	$78,350	$78,350	$—	$—
Marketable securities - U.S. Treasury notes	34,960	34,960	—	—
Total	$113,310	$113,310	$—	$—
December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	$100,305	$—	$—
Marketable securities - U.S. Treasury notes	15,106	15,106	—	—
Total	$115,411	$115,411	$—	$—

The Company measures the fair value of money market funds and U.S. Treasury notes based on quoted prices in active markets for identical securities.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at March 31, 2022 and December 31, 2021:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of March 31, 2022
Money market funds included in cash and cash equivalents	$78,350	$—	$—	$78,350
Marketable securities - U.S. Treasury notes	35,055	—	(95)	34,960
Total money market funds and marketable securities	$113,405	$—	$(95)	$113,310
As of December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	—	—	$100,305
Marketable securities - U.S. Treasury notes	15,117	—	(11)	15,106
Total money market funds and marketable securities	$115,422	$—	$(11)	$115,411

All of the Company’s marketable debt securities at March 31, 2022, have a contractual maturity of one year or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$131,873	$117,799
Restricted cash included in deposits and other non-current assets	1,779	1,779
Total cash, cash equivalents, and restricted cash	$133,652	$119,578

5. Accrued expenses

Accrued expenses as of March 31, 2022 and December 31, 2021 consist of the following:

	As of March 31,	As of December 31,
	2022	2021

	(in thousands)
Research and development costs	$3,312	$3,719
Employee compensation costs	3,147	5,022
Professional services	640	727
Accrued goods and services	636	1,482
Total	$7,735	$10,950

6. Lease obligation

Operating Leases

As of March 31, 2022, the Company had leases for office and lab space at 75 and 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

In March 2020, the Company entered into an agreement to lease additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031. The Company gained control of and occupied the space beginning in November 2020.

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

The Company has received leasehold improvement incentives from the landlord totaling $5.3 million for the 75 Sidney Street and 64 Sidney Street leases. The Company also received $5.6 million of leasehold improvement incentives from the landlord for the 75 Hayden Avenue lease. The leasehold improvements have been capitalized as fixed assets and the Company recorded the incentives as a component of its right-of-use assets and is amortizing them as a reduction of lease expense over the life of the respective lease.

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

During each of the three months ended March 31, 2022 and 2021, the Company incurred lease expense of $1.4 and $1.8 million for operating leases, respectively. As of March 31, 2022, the weighted average remaining lease term was 5.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.9%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Operating sublease income	$690	$—

7. Other liabilities

As of March 31, 2022 and December 31, 2021, other current and non-current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2022	2021

	(in thousands)
Other current liabilities
Lease liability	5,748	5,571
Total other current liabilities	$5,748	$5,571

Other non-current liabilities
Lease liability	$37,124	$38,608
Other	1,001	1,001
Total other non-current liabilities	$38,125	$39,609

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

During the year ended December 31, 2021, the Company incurred restructuring costs of approximately $2.6 million, which consists of severance-related costs. Approximately $2.0 million of these restructuring costs were paid as of March 31, 2022.

8. Commitments and contingencies

Significant Agreements

Neurocrine Collaboration Agreement

Summary of Agreement

In March 2019, the Company entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of certain of its AAV gene therapy products. Under the Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “Neurocrine Programs”) which include: (i) VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), (ii) VY-FXN01 for Friedreich’s ataxia (the “FA Program”) (collectively, with the VY-AADC Program, the “Legacy Programs”), and (iii) two programs to be determined by the Company and Neurocrine at a later date (the “Discovery Programs”).

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

In February 2021, Neurocrine notified the Company that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, Neurocrine is no longer obligated to reimburse the Company for research and development activities related to the VY-AADC Program.

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

Under the Neurocrine Collaboration Agreement, the parties committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine had the right to nominate Targets for the two Discovery Programs. The Company and Neurocrine completed the nomination process, and the JSC has approved two Targets for development under the Discovery Programs, and the two Targets are currently under development.

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

Accounting Analysis

At inception, the Neurocrine Collaboration Agreement included the following performance obligations: (i) research and development services for each Legacy Program combined with a development and commercialization license for each such program and (ii) research and development services for each Discovery Program combined with a development and commercialization license for each program. The research services and license on a program-by-program basis are not distinct as Neurocrine cannot benefit from such license on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace.

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2021, the Company further revised the estimate of the expected reimbursement to $80 million based on current expectations as a result of decisions made at the Joint Steering Committee meeting in the fourth quarter of 2021, which resulted in significantly less research and development services to be provided by the Company under the Neurocrine Collaboration Agreement. As of March 31, 2022, the expected reimbursement is $79.8 million, based upon expectations as of March 31, 2022. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

The Company allocated the fixed transaction price to the separate performance obligations based on the relative standalone selling price of each performance obligation or in the case of certain variable consideration to one or more performance obligations. The estimated standalone selling prices for performance obligations, which include a license and research services, were developed using the estimated selling price of the license, using comparable and market data, and an estimate of the overall effort to perform the research services along with a reasonable profit for research services.

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows at March 31, 2022:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,863
FA Program	17,045
Discovery Program 1	5,492
Discovery Program 2	3,395
Total	$79,794

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

During the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $6.5 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. As of March 31, 2022, there was $11.4 million of deferred revenue related to the Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of March 31, 2022, there was $0.2 million of collaboration receivables related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the three months ended March 31, 2022.

	Balance at			Balance at
	December 31, 2021	Additions	Deductions	March 31, 2022

	(in thousands)
Related party collaboration receivables	$732	$206	$(732)	$206
Contract liabilities:
Deferred revenue	$12,096	$—	$(653)	$11,443

The change in the receivables balance for the three months ended March 31, 2022 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

Costs incurred relating to the Company’s collaboration programs under the Neurocrine Collaboration Agreement consist of internal and external research and development costs, which primarily include salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2022 and 2021.

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

Pfizer Option and License Agreement

Summary of Agreement

On October 1, 2021, the Company entered into an option and license agreement with Pfizer (the “Pfizer License Agreement”), pursuant to which the Company has granted Pfizer options to receive an exclusive license (the Pfizer License Options”) to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes (the “Pfizer Transgenes”). Under the terms of the Pfizer License Agreement, Pfizer intends to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system and cardiovascular diseases.

Under the Pfizer License Agreement, the Company has agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. During the research term, which extends until October 1, 2022, or, in the event Pfizer exercises a Pfizer License Option, until October 1, 2024, the Company may, at its sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases. The Company has agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the research term for all such capsid candidates. Following such disclosure, Pfizer has the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a Pfizer License Option with respect to such capsid candidate. Pfizer may exercise up to two Pfizer License Options, provided that it may exercise only one Pfizer License Option for each Pfizer Transgene. The Company has granted Pfizer, effective upon Pfizer’s exercise of a Pfizer License Option, with respect to a capsid candidate for the Pfizer Transgene identified therein, an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize the applicable licensed capsid as incorporated into products containing the corresponding Pfizer Transgene (the “Pfizer Licensed Products”). Additionally, upon such Pfizer License Option exercise, the Company and Pfizer have agreed that the Company shall provide certain additional know-how that has not been previously provided to Pfizer to enable Pfizer to exploit such licensed capsid and the corresponding Pfizer Transgene for use in a Pfizer Licensed Product. Upon the exercise of a Pfizer License Option, until October 1, 2024, while the Company is not obligated to conduct additional research activities upon option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Pfizer, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Pfizer may, during the research term conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the Pfizer License Option.

Under the Pfizer License Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Pfizer Licensed Products. In the event Pfizer exercises a Pfizer License Option, Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Pfizer Licensed Product for each Pfizer Transgene for which Pfizer has exercised its Pfizer License Option in (i) the United States and (ii) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which, a “Major Market Country”), subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Pfizer Licensed Product in the United States and at least one Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Pfizer Licensed Product, subject to certain limitations.

Under the terms of the Pfizer License Agreement, Pfizer paid the Company an upfront payment of $30.0 million in October 2021. Pfizer has also agreed to pay the Company, upon each Pfizer License Option exercise, a fee of $10.0 million. Following each Pfizer License Option exercise, with respect to a Pfizer Transgene, the Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Pfizer Licensed Product to achieve the corresponding milestone. On a Pfizer Licensed Product-by-Pfizer Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Pfizer Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Pfizer Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Pfizer License Agreement, each the Company and Pfizer owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Pfizer License Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Pfizer License Agreement and in the course of the Company’s and Pfizer’s activities under the Pfizer License Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, the Company agreed (i) during the research term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under the Company’s rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (ii) after Pfizer’s exercise of a Pfizer License Option, not to grant any third party or affiliate any right or license under the Company’s patents to exploit any licensed capsid in combination with any Pfizer Transgene.

Unless earlier terminated, the Pfizer License Agreement expires on the earlier to occur of (i) the first anniversary of the effective date of the Pfizer License Agreement, if no Pfizer License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Pfizer Licensed Products in all countries if at least one Pfizer License Option is exercised. Subject to a cure period, either party may terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s noncompliance with certain anti-bribery or anti-corruption covenants. Pfizer may also terminate the Pfizer License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Pfizer, the licenses that the Company has granted to Pfizer under the Pfizer License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Pfizer under such licenses had the Pfizer License Agreement remained in effect would be substantially reduced.

Accounting Analysis

The Company assessed the promised goods and services under the Pfizer License Agreement, in accordance with ASC 606, and determined that the Pfizer License Agreement contains two performance obligations consisting of two material rights, one for each of the Pfizer License Options. The Company concluded that each Pfizer License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the Pfizer License Option at the specified exercise fee. Upon the exercise of a Pfizer License Option, until October 1, 2024, while the Company is not obligated to conduct additional research activities upon option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Pfizer, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Pfizer may, conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the Pfizer License Option. The Company determined that this promise to provide Pfizer the ability to evaluate and potentially substitute other capsid candidates for the capsid it previously elected to license when it exercised the Pfizer License Option, if and when available, is an additional performance obligation in the arrangement (“the Pfizer Substitution Right Performance Obligation”).

The Company received a nonrefundable, upfront payment of $30.0 million as consideration under the Pfizer License Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the Pfizer License Options or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

The Company allocated the transaction price to the two material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each Pfizer License Option on a standalone basis. The Company reached this conclusion after considering (i) the downstream economics including option fees, milestones and royalties related to each Pfizer License Option being identical and (ii) comparable market data. The Company determined the standalone selling price for the Pfizer Substitution Right Performance Obligation was insignificant to the allocation of the transaction price using the relative standalone selling price model and, accordingly, did not allocate any transaction price to the Pfizer Substitution Right Performance Obligation. This determination was supported by qualitative and quantitative assessments of the standalone selling price that considered the cost of identifying other potential capsid candidates and the likelihood of license substitution. As such, based on the relative standalone selling price for each of the two material rights, the allocation of the transaction price to the separate performance obligations is $15.0 million for each material right.

The amount allocated to each material right was recorded as deferred revenue and will be recognized either upon exercise of the Pfizer License Option, or upon expiry of the Pfizer License Option.

During the three months ended March 31, 2022, the Company did not recognize any revenue related to the Pfizer License Agreement. As of March 31, 2022, the entire transaction price of $30.0 million is recorded as deferred revenue, current in the accompanying consolidated balance sheet.

Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022 (the “Novartis Effective Date”), the Company entered into an option and license agreement with Novartis (the “Novartis License Agreement”). Pursuant to the Novartis License Agreement, the Company has granted Novartis options (the “Novartis License Options”) to license TRACER capsids (“Novartis Licensed Capsids”) for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets (the “Novartis Payloads”).

During the period commencing on the Novartis Effective Date and ending on the first anniversary thereof or, in the event Novartis exercises a Novartis License Option, the third anniversary thereof (the “Novartis Research Term”), the Company has granted Novartis a non-exclusive research license to evaluate the Company’s TRACER capsids for potential use, in combination with Novartis Payloads, in programs targeting three specified genes (the “Initial Novartis Targets”). Upon the payment of additional fees, Novartis may also assess the Company’s TRACER capsids for use with two other targets (the “Additional Novartis Targets”), subject to certain conditions including that such target is not part of, or reasonably competitive with, the Company’s current development programs (the Initial Novartis Targets and the Additional Novartis Targets collectively, the “Novartis Targets”). During the Novartis Research Term, the Company may, at its sole discretion and expense, conduct further research activities to identify additional TRACER capsids. If the Company elects to do so, the Company has agreed to disclose performance characteristics of such new TRACER capsids to Novartis on a rolling basis.

During the Novartis Research Term, Novartis may exercise up to three Novartis License Options—or up to five Novartis License Options if Novartis is evaluating the Additional Novartis Targets—in the aggregate, provided that Novartis may only exercise one Novartis License Option for each Novartis Target. Upon the exercise of any Novartis License Option, the Company has agreed to grant Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into products containing the corresponding Novartis Payload (the “Novartis

Licensed Products”). Upon the exercise of a Novartis License Option, the Company has agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and the corresponding Novartis Payload for use in a Novartis Licensed Product. Novartis may, during the Novartis Research Term but following the exercise of a Novartis License Option, conduct additional evaluation of the Company’s capsid candidates and has the right to substitute any other TRACER capsid for a Novartis Licensed Capsid.

Subject to the Company’s disclosure obligations described above, the Company and Novartis have agreed to conduct their respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of the Company and Novartis.

Under the Novartis License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. In the event Novartis exercises a Novartis License Option, Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (i) the United States and (ii) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which, a “Major Market Country”), subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

During the Novartis Research Term, the Company has agreed to provide plasmids to Novartis for the production of TRACER capsids for evaluation upon request. The Company has also granted Novartis a non-exclusive license, effective upon an exercise of a Novartis License Option and in addition to its options for target-exclusive licenses under certain of the Company’s intellectual property described above, on a Novartis Licensed Capsid-by-Novartis Licensed Capsid basis, under certain of the Company’s know-how to exploit the applicable Novartis Licensed Capsid as incorporated into Novartis Licensed Products containing the corresponding Novartis Payload.

Under the terms of the Novartis License Agreement, Novartis paid the Company an upfront payment of $54 million. Novartis has also agreed to pay the Company a fee of $18.0 million per Additional Novartis Target it elects to add to the collaboration and, upon each exercise of a Novartis License Option, an option exercise fee of $12.5 million. Following each exercise of a Novartis License Option, the Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first corresponding Novartis Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

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

Subject to certain limitations and exceptions, the Company has agreed (i) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any Company’s capsids, or grant any third party or affiliate any right or license under the Company’s rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Targets; and (ii) after Novartis’s exercise of any Novartis License Option, not to grant any third party or affiliate any right or license under the Company’s patents to exploit any Novartis Licensed Capsid for the applicable Novartis Target.

Unless earlier terminated, the Novartis License Agreement expires on the earlier to occur of (i) the first anniversary of the Novartis Effective Date , if no Novartis License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries if at least one Novartis License Option is exercised. Subject to a cure period, either party may terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the Novartis License Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the Novartis License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company.

Upon certain terminations for cause by Novartis, the licenses granted by the Company to Novartis under the Novartis License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis License Agreement remained in effect would be substantially reduced.

Accounting Analysis

The Company assessed the promised goods and services under the Novartis License Agreement, in accordance with ASC 606, and determined that the Novartis License Agreement contains three performance obligations consisting of three material rights, one for each of the Novartis License Options. The Company concluded that each Novartis License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the Novartis License Option at the specified exercise fee. Upon the exercise of a Novartis License Option, until March 4, 2025, while the Company is not obligated to conduct additional research activities upon any option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Novartis, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Novartis may conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the Novartis Licensed Capsid it previously elected to license when it exercised the Novartis License Option. The Company determined that this promise to provide Novartis the ability to evaluate and potentially substitute other capsid candidates for the Novartis Licensed Capsid it previously elected to license when it exercised the Novartis License Option, if and when available, is an additional performance obligation in the arrangement (the “Novartis Substitution Right Performance Obligation”). The Company concluded the options for Additional Novartis Targets are not material rights as the price reflects the standalone selling price of the options. The Company will therefore account for the options for Additional Novartis Targets separately, if exercised.

The Company received a nonrefundable, upfront payment of $54.0 million as consideration under the Novartis License Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the Novartis License Options or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

The Company allocated the transaction price to the three material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each Novartis License Option on a standalone basis. The Company reached this conclusion after considering (i) the downstream economics including option fees, milestones and royalties related to each Novartis License Option being identical and (ii) comparable market data. The Company determined the standalone selling price for the Novartis Substitution Right Performance Obligation was insignificant to the allocation of the transaction price using the relative standalone selling price model and did not allocate any transaction price to the Novartis Substitution Right Performance Obligation, accordingly. This determination was supported by qualitative and quantitative assessments of the standalone selling price that considered the cost of identifying other potential capsid candidates and the likelihood of license substitution. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations is $18.0 million for each material right.

The amount allocated to each material right was recorded as deferred revenue and will be recognized either upon exercise of the Novartis License Option or upon expiry of the Novartis License Option.

During the three months ended March 31, 2022, the Company did not recognize any revenue related to the Novartis License Agreement. As of March 31, 2022, the entire transaction price of $54.0 million is recorded as deferred revenue, current in the accompanying consolidated balance sheet.

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

Litigation

The Company was not a party to any material legal matters or claims as of March 31, 2022 or December 31, 2021. The Company did not have contingency reserves established for any litigation liabilities as of March 31, 2022, or December 31, 2021.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Research and development	$801	$1,371
General and administrative	1,518	2,230
Total stock-based compensation expense	$2,319	$3,601

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Stock options	$1,477	$2,523
Restricted stock awards and units	792	975
Employee stock purchase plan awards	51	103
Total stock-based compensation expense	$2,319	$3,601

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the three months ended March 31, 2022 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2021	806,379	$7.26
Granted	715,380	$3.64
Vested	(312,090)	$7.28
Forfeited	(111,848)	$5.36
Unvested restricted stock units as of March 31, 2022	1,097,821	$5.09

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $0.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $4.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2022:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2021	5,013,193	$12.69
Granted	2,765,675	$4.85
Exercised	(11,484)	$6.67
Cancelled or forfeited	(942,098)	$13.12
Outstanding at March 31, 2022	6,825,286	$9.46	7.2	$10,048
Exercisable at March 31, 2022	3,157,570	$13.35	4.7	$1,276

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $14.3 million which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of March 31,
	2022	2021
Unvested restricted common stock awards	137,255	156,863
Unvested restricted common stock units	1,097,821	1,607,331
Outstanding stock options	6,825,286	6,251,862
Total	8,060,362	8,016,056

Basic net loss per share for the three months ended March 31, 2022 and 2021, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations and comprehensive loss.

11. Related-party transactions

During the three months ended March 31, 2022 and 2021, the Company received board and scientific advisory services from one of its former executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided was de minimis for both the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company received advisory services related to strategic planning, operations, and management from Alfred Sandrock, M.D., Ph.D., the Company’s current President and Chief Executive Officer, before he commenced service in that capacity. The total amount of fees paid to Dr. Sandrock for services provided was $60,000 for the three months ended March 31, 2022.

Under the Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization of certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of March 31, 2022, the Company had approximately $0.2 million in related party collaboration receivables associated with Neurocrine.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022.

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

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier, or BBB, crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe our single dose gene therapies have the potential to be delivered directly, with targeted or systemic surgical delivery or infusions, in conjunction with capsids we discover through our TRACER discovery platform, which we refer to as TRACER capsids.

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

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine Biosciences, Inc., which we refer to as Neurocrine, or out-licensing activities including license agreements related to our TRACER capsids with Pfizer Inc., which we refer to as Pfizer, and with Novartis Pharma, AG, which we refer to as Novartis. We believe there is an ongoing opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for both our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological, cardiac, and other diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales, and all of our product candidates are in the discovery and preclinical development stages.

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, our ongoing collaboration with Neurocrine, which commenced in March 2019, our licensing agreement with Pfizer, which commenced in October 2021, and our licensing agreement with Novartis, which commenced in March 2022. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement. We refer to our licensing agreement with Pfizer as the Pfizer License Agreement, and to our licensing agreement with Novartis as the Novartis License Agreement.

In August 2021, we initiated a strategic reevaluation of our existing product candidate portfolio. As a result of this reevaluation, we intend to invest additional resources in our TRACER discovery platform to expand our efforts to discover TRACER capsids with broad tissue tropism in central nervous system, or CNS, cardiac and other tissues. We also plan to advance innovative gene therapy programs that leverage these TRACER capsids as well as our vectorized antibody technology.

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

Our pipeline of gene therapy programs is summarized in the table below:

TRACER™
DISCOVERY
PRECLINICAL
CLINICAL
Gene Silencing
Huntington's Disease
Monogenic ALS (SOD1)
Gene Replacement
Spinal Muscular Atrophy
GBA1 Mutations*
Vectorized Antibodies
Various Tauopathies
HER2+ Brain Metastases

Voyager is partnering with Neurocrine Biosciences on a preclinical Friedreich's Ataxia (FA) program and two undisclosed discovery programs. Voyager has an option to co-develop/co-commercialize the FA program in the U.S. or to grant Neurocrine global commercial rights.

Overview of Our Pipeline

We have leveraged our gene therapy platform to assemble a pipeline of proprietary AAV gene therapies for the treatment of neurological, cardiac, and other diseases with high unmet medical need. Depending on the disease, our current AAV gene therapies will use a gene replacement, gene knockdown, or vectorized antibody approach. Our goal is to address the underlying cause or the predominant manifestations of a specific disease by significantly increasing or decreasing expression of the relevant proteins in targeted tissues

TRACER Capsid Discovery

Our scientists have developed TRACER, a proprietary AAV capsid discovery platform to facilitate the selection of TRACER capsids with BBB crossing and cell-specific transduction properties for particular therapeutic applications. In May 2021, we presented data demonstrating that we have developed a series of novel AAV capsids which, following intravenous administration, could achieve up to 1000-fold higher RNA expression in the brain and 100-fold higher expression in the spinal cord of nonhuman primates than AAV9, the current natural AAV serotype with the best ability to cross the BBB. We also identified a capsid which displayed strong cardiac transduction and significant dorsal root ganglia detargeting in nonhuman primates, which may avoid toxicities associated with AAV9 delivery. We believe these capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses. These capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER discovery platform towards further capsid variant libraries and the selection for tropism and transduction in additional cell and tissue types, such as cardiac and other tissues.

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

Pfizer Option and License Agreement

In October 2021, we entered into the Pfizer License Agreement, pursuant to which we have granted Pfizer options to receive an exclusive license, or the Pfizer License Options, to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, which we refer to as the Pfizer Transgenes. Under the terms of the Pfizer License Agreement, Pfizer intends to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system and cardiovascular diseases.

Under the Pfizer License Agreement, we have agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. During the research term, which extends until October 1, 2022, or, in the event Pfizer exercises a Pfizer License Option, until October 1, 2024, we may, at our sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases. We have agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the research term for all such capsid candidates. Following such disclosure, Pfizer has the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a Pfizer License Option with respect to such capsid candidate. Pfizer may exercise up to two Pfizer License Options, provided that it may exercise only one Pfizer License Option for each Pfizer Transgene. We have granted Pfizer, effective upon Pfizer’s exercise of a Pfizer License Option, with respect to a capsid candidate for the Pfizer Transgene identified therein, an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable licensed capsid as incorporated into products containing the corresponding Pfizer Transgene, or the Pfizer Licensed Products. Additionally, upon such option exercise, we and Pfizer have agreed that we shall provide certain additional know-how that has not been previously provided to Pfizer to enable Pfizer to exploit such licensed capsid and the corresponding Pfizer Transgene for use in a Pfizer Licensed Product. Pfizer may, during the research term, conduct additional evaluation of capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license.

Novartis Option and License Agreement

In March 2022, we entered into the Novartis License Agreement, pursuant to which we have granted Novartis options, which we refer to as the Novartis License Options, to license novel capsids generated from our TRACER discovery platform, or Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Payloads.

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

Neurocrine Collaboration

In January 2019, we entered into the Neurocrine Collaboration Agreement for the research, development and commercialization of four programs including the VY-AADC Program, a gene therapy for the treatment of Friedreich’s ataxia, or the FA Program, and other undisclosed programs, or the Discovery Programs. The Neurocrine Collaboration Agreement became effective in March 2019. Under the terms of the Neurocrine Collaboration Agreement, we received an upfront payment of $115.0 million and may receive future development and regulatory milestone payments and royalties. In connection with the Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. In June 2019, in conjunction with the termination of the collaboration agreement that we entered into with Genzyme Corporation in February 2015, we transferred ex-U.S. rights to the FA Program to Neurocrine pursuant to an amendment to the Neurocrine Collaboration Agreement and received a $5.0 million payment from Neurocrine. Neurocrine is responsible for all costs incurred by us in conducting development activities for programs under the Neurocrine Collaboration Agreement, in accordance with an agreed budget.

Preclinical Pipeline Programs

We are evaluating additional neurological, cardiac, and other diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. We expect to leverage our proprietary gene therapy platform technologies, including TRACER capsids and our vectorized antibody platform, for any such programs. Our other current discovery programs include treatment programs for SMA, and various diseases linked to GBA1 mutations, including Parkinson’s disease, Lewy body dementia and Gaucher’s disease, which leverage our TRACER capsids, and indications in neuro-oncology, which leverage our vectorized antibody program. We are pursuing additional product candidates in the preclinical stages of development, including treatment programs for Huntington’s Disease, Monogenic ALS, tau-related neurodegenerative diseases, HER2+ Brain Metastases, and other severe neurological diseases. We continue to evaluate additional severe neurological diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene knockdown approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector.

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

We have a history of incurring significant losses. Our net loss was $21.3 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $368.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2022, we recognized $0.7 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of the Neurocrine Collaboration Agreement, the Pfizer License Agreement, and the Novartis License Agreement, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the foreseeable future, we expect substantially all of our revenue will be generated from the Neurocrine Collaboration Agreement, the Pfizer License Agreement, the Novartis License Agreement, and any other strategic collaborations and out-licensing arrangements we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

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

At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty of:

●	identifying additional product candidates;
●	completing preclinical studies successfully;

●	designing, initiating, enrolling and completing clinical trials successfully;
●	establishing an appropriate safety profile;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	receiving marketing approvals from applicable regulatory authorities;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	continued acceptable safety profiles of the products following approval; and
●	retaining key research and development personnel.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate.

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. Our research and development costs have decreased relative to pre-2021 levels as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, and our initiation of other cost-saving initiatives. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to increase.

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

Our general and administrative expenses have decreased relative to pre-2021 levels as a result of our strategic restructuring costs. As a result of the strategic restructuring, there are decreases including a reduction in personnel costs and fees paid to outside consultants, as well as other cost-saving initiatives including a reduction in facility-related expenditures. As our development programs progress and we identify product candidates and initiate preclinical studies and clinical trials, we expect general and administrative expenses to increase to support these additional research and development activities.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our marketable debt securities. In the three months ended March 31, 2021 we recorded a gain on our investment in equity securities of ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the year ended December 31, 2021.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended March 31, 2022, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 8, 2022.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Collaboration revenue	$658	$6,501	$(5,843)
Operating expenses:
Research and development	14,349	22,346	(7,997)
General and administrative	7,659	9,744	(2,085)
Total operating expenses	22,008	32,090	(10,082)
Other income:
Interest income	31	19	12
Other income (loss)	—	3,921	(3,921)
Total other income	31	3,940	(3,909)
Net loss	$(21,319)	$(21,649)	$330

Collaboration Revenue

Collaboration revenue was $0.7 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in collaboration revenue in the three months ended March 31, 2022 was largely a result of our reduced research and development services related to the Neurocrine Collaboration as a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program. During the three months ended March 31, 2022 and March 31, 2021, collaboration revenue was entirely related to research services and cost reimbursement from the Neurocrine Collaboration. As a result of changes in our estimates of research and development services in the fourth quarter of 2021, we expect to record less revenue associated with research and development services for the Neurocrine Collaboration. We expect a significant portion of revenue recognized in future periods to be attributable to the Pfizer License Agreement and the Novartis License Agreement. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended March 31, 2022. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense decreased by $8.0 million from $22.3 million for the three months ended March 31, 2021, to $14.3 million for the three months ended March 31, 2022. The following table summarizes our research and development expenses, for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Employee and consultant	$6,625	$11,425	$(4,799)
Facilities and other	3,699	2,517	1,182
Professional fees	2,224	2,341	(117)
External research and development	1,801	6,064	(4,263)
Total research and development expenses	$14,349	$22,346	$(7,997)

The decrease in research and development expense for the three months ended March 31, 2022 was primarily attributable to the following:

●	approximately $4.8 million for decreased employee and contractor related costs associated with the reduction in research and development function headcount, and approximately $4.3 million for decreased external research and development costs primarily related to a reduction in clinical and manufacturing activities for the Huntington’s disease program;
●	partially offset by approximately $1.2 million for increased facility and other costs including rent, depreciation, maintenance and other expenses.

General and Administrative Expense

General and administrative expense decreased by $2.0 million from $9.7 million for the three months ended March 31, 2021 to $7.7 million for the three months ended March 31, 2022. The decrease in general and administrative expense was primarily attributable to the following:

●	approximately $1.4 million for decreased compensation costs associated with a reduction in administrative function headcount as well as lower stock-based compensation costs;
●	approximately $0.6 million for decreased legal costs and intellectual property related expenses.

Other Income, Net

Other income of approximately $0.1 million and $3.9 million was recognized during the three months ended March 31, 2022 and 2021, respectively. Other income in the three months ended March 31, 2022 relates to interest income on marketable security balances, while other income in the three months ended March 31, 2021 primarily related to a gain on our investment in equity securities of CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the first half of 2021.

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

As of March 31, 2022, we had cash, cash equivalents, and marketable debt securities of $166.8 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable debt securities as well as amounts expected to be received for reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by :
Operating activities	$34,426	$(21,294)
Investing activities	(19,998)	34,625
Financing activities	12	28
Net increase in cash, cash equivalents, and restricted cash	$14,440	$13,359

Net Cash Provided By (Used in) Operating Activities

Net cash provided by operating activities was $34.4 million during the three months ended March 31, 2022 compared to $21.3 million of cash used in operating activities during the three months ended March 31, 2021. The cash provided by operating activities for the three months ended March 31, 2022 compared to the cash used in operating activities for the three months ended March 31, 2021 was primarily due to an upfront payment of $54.0 million pursuant to the Novartis Agreement in March 2022.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $20.0 million during the three months ended March 31, 2022 compared to $34.6 million of cash provided by investing activities during the three months ended March 31, 2021. The net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of $20.0 million for purchases of marketable securities. Cash provided by investing activities for the three months ended March 31, 2021 primarily consisted of $35.0 million from maturities of marketable securities partially offset by $0.4 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 and 2021 related to proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to decrease from prior year in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, and our initiation of other cost-saving initiatives. We expect our expenses to increase in the future, however, as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responssibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our planned operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners and licensors for reimbursement of certain research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration and licensing agreements, as applicable. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

Contractual Obligations

We enter into agreements in the normal course of business with clinical research organizations, contract manufacturing organizations, and institutions to license intellectual property. These contracts are generally cancelable at any time by us, upon 30 to 90 days prior written notice.

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

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and marketable securities and are invested in U.S. Treasury. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are not currently exposed to market risk related to changes in foreign currency exchange rates; however, we may contract with vendors that are located in Asia and Europe in the future and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability other than as set forth below. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

We are an early-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. Our net losses were $21.3 million and $21.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $368.4 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie, and our ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine, our option and license agreement with Pfizer Inc., or Pfizer, which commenced in October 2021, and our option and license agreement with Novartis Pharma, AG, or Novartis, which commended in March 2022. We refer to the Pfizer option and license agreement as the Pfizer License Agreement, and to the Novartis option and license agreement as the Novartis License Agreement.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve consistent profitability. Our expenses will increase if:

●	we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. All of our product candidates are in the early stages of development. We do not anticipate generating revenues from product sales for at least the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators and licensors’ success in:

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2022, our cash, cash equivalents, and marketable debt securities were $166.8 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, as well as ongoing reimbursement amounts expected from development costs related to our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors such as the regulatory actions that occurred in connection with the VY-AADC Program for Parkinson’s disease and the VY-HTT01 Program for Huntington’s disease. These and other events that are part of our operating history, and ongoing activities such as our decision to conduct a reevaluation of our product candidate pipeline and to restructure our workforce, may impact our ability to operate our business and to raise capital. All of our product candidates are in the early stages of development. To achieve our current goals, we will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition

We expect our financial condition and operating results to continue to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved an AAV gene therapy product. Since that time, it has approved a limited number of gene therapy products including Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. In Europe, a similarly limited number of AAV gene therapy products including Luxturna and Zolgensma, as well as Glybera by uniQure N.V., or uniQure, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market.

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

NIH-funded institutions need to have their institutional biosafety committee, or IBC, as well as their institutional review board, or IRB, review proposed clinical trials to assess the safety of the trial. The PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817), the PD-1102 Phase 1 trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory, and the RESTORE-1 Phase 2 clinical trial were conducted at multiple sites, and therefore are subject to oversight by these authorities. If the protocol for such a trial was amended, it would need to be re-reviewed by the respective institutional IRBs of each institution. Any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites. For example, in connection with the RESTORE-1 Phase 2 clinical trial, we and our collaboration partner Neurocrine paused screening of new patients, in part to facilitate IRB reviews of certain amendments made to the clinical trial protocol. As the FDA imposed a clinical hold on the RESTORE-1 Phase 2 clinical trial in December 2020, the resumption of any patient screening or dosing in the trial is now subject to the resolution of the clinical hold currently in effect.

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

In October 2020, the FDA notified us that the IND application for our planned Phase 1/2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain information requests regarding chemistry, manufacturing, and controls, or CMC, matters. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Although we resolved the clinical hold, we decided in August 2021 not to commence the VYTAL Phase 1/2 clinical trial for VY-HTT01 and to develop a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration. These and other regulatory delays may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our product candidates.

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

We may in the future conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

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

We expect that our preclinical programs will compete with a variety of therapies in development, including:

●	Our program for Huntington’s disease will potentially compete with AMT-130, an AAV gene therapy being developed by uniQure, a gene therapy being developed by Spark, and TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda;
●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Apic Bio, Inc. and Novartis Gene Therapies, Inc.;
●	Our program for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by LEXEO Therapeutics, Inc., AAVANTIBio, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda, Pfizer, and Novartis Gene Therapies;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;

●	Our program for spinal muscular atrophy, or SMA, will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Inc., Spinraza being marketed by Biogen, and Evrysdi being marketed by Roche;
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc., Freeline Therapeutics Holdings plc, Pfizer, Biogen, Lysogene SA, and Coave Therapeutics; and
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Capsida Biotherapeutics, Inc., Capsigen Inc., Dyno Therapeutics, Inc., Shape Therapeutics Inc., and StrideBio, Inc.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries, including recent transactions involving a number of gene therapy companies, may result in even more resources being concentrated among a smaller number of competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative agreements with large and established companies. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA or other regulatory approval for their products more rapidly or earlier than us or may obtain orphan drug or other marketing exclusivity, which could result in our competitors establishing a strong market position before we are able to enter the market or reducing the number of available subjects for enrollment in our clinical trials to support regulatory submissions and approvals of our product. Additionally, technologies developed or acquired by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. These third parties also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and registering patients for clinical trials.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and operations will be harmed.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020, and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. Effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A cooperation agreement was signed between the United Kingdom and the European Union in December 2020, which was applied provisionally beginning on January 1, 2021 and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. The FDA announced on February 2, 2022, that it would resume domestic inspections beginning on February 7, 2022. As for foreign inspections, the FDA indicated that it would continue planned inspections in countries that have received country clearance and are within the CDC’s level 1 or level 2 COVID-19 travel recommendation. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

On February 2, 2021, Neurocrine notified us that it had elected to terminate the Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program. This termination became effective August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. The Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. Upon the termination of the VY-AADC Program, the license granted by us to Neurocrine regarding the VY-AADC Program expired, and we regained worldwide intellectual property rights to the VY-AADC Program in accordance with the collaboration agreement, and the restrictions on us to develop, manufacture or commercialize a gene therapy product directed to the targets specified in the VY-AADC Program terminated. If Neurocrine were to terminate the remainder of the Neurocrine Collaboration Agreement, we would become responsible for all research and development expenses relating to the remaining Neurocrine Programs and would not receive any future milestone payments or royalty payments under the Neurocrine Collaboration Agreement with respect to such programs.

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

Our current collaborators or any future collaborator might not be successful in obtaining approvals for the product candidates arising from our collaboration or commercializing or manufacturing the resulting products. Further, such collaborator’s objectives in connection with the collaboration may not be consistent with our best interests. With respect to the rights granted to a collaborator by us, the collaborator could take actions that may be averse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

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

We have relied on, and may in the future rely on, third parties in the development and manufacture of our potential delivery devices. In May 2018, we entered into a master services and supply agreement with CLPT for the development and manufacture of devices, including V-TAG. This agreement provides for CLPT to perform certain manufacturing, supply, development and other services, including the supply of the ClearPoint System and cannula devices. In March 2019, we transferred our premarket notification (510(k)) clearance for the V-TAG device to CLPT and have worked with CLPT on the manufacturing and clinical supply of the device for relevant clinical trials.

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

Our relationship with any current or future collaborators or licensees may pose several risks, including the following:

●	Collaborators and licensees have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations and out-licensing transactions;
●	Collaborators or licensees may not perform their obligations as expected or desired;
●	the preclinical studies and clinical trials conducted as part of these collaborations or by our licensees may not be successful;
●	collaborators or licensees may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators or licensees’ strategic focus or available funding or external factors, such as an acquisition, which divert resources or create competing priorities;
●	collaborators or licensees may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;
●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration or by a licensee and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us or by a licensee may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;
●	a collaborator or licensee with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities or expenses for us with respect to such product candidates (in the case of collaborations) or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations or out-licensing transactions;
●	collaborators or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the terms of our collaboration or license agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We are highly dependent on the management, technical, and scientific expertise of principal members of our management, scientific, and clinical teams. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We currently do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Following the departure of our prior Chief Medical Officer and Head of Research & Development in May 2021, our current Chief Scientific Officer, who is also a director of the Company, has been engaged by us on an interim basis pending the hiring of an individual to permanently fill this position. The inability of this individual to continue in this interim position and to dedicate the time necessary to perform this role could also impede our achievement of these objectives. Alternatively, to the extent that this director serves as an interim executive officer for a period of more than one year, such director may be unable to resume service as an independent director for the purpose of the Nasdaq rules when such role is ultimately filled.

We are recruiting individuals to serve as our Chief Scientific Officer on a full-time basis. Recruiting for this position, and recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval, the termination of relationships with collaborators, and the reduction of our workforce in connection with the development of a new portfolio and platform strategy may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.

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

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

●	business interruptions resulting from geopolitical actions, including war and terrorism from natural disasters including earthquakes, typhoons, floods and fires, or from economic, social, or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

If we decide not to obtain, or are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensors to pay these fees due to patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, and may compromise the strength of other intellectual property in our portfolio. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

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

If one of our licenses or licensors or we initiate legal proceedings against a third party to enforce a patent covering our technology or one of our product candidates, the defendant could counterclaim that the patent covering such technology or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our technology or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licenses or licensors were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates or our supporting technology. Such a loss of patent protection could harm our business.

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

Competitors may infringe our intellectual property rights or the intellectual property rights of our licenses or licensors, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace.

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

Access to the USPTO and other patent offices were, and may again in the future be, restricted by government mandated shelter-in-place or stay-home orders thereby limiting our ability to appear before any tribunal in support of our intellectual property. Should direct or electronic access to these tribunals be interrupted or become non-existent again in the future, we may not be able to secure, defend or enforce patent protections in all jurisdictions.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC, Neurocrine, EcoR1 Capital, LLC, and The Vanguard Group, Inc. represent beneficial ownership, in the aggregate, of approximately 34% of our outstanding common stock as of March 31, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2022 through March 31, 2022, the sales price of our common stock ranged from a high of $9.74 to a low of $2.60 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
10.1*	Consulting Agreement by and between the Registrant and Alfred Sandrock, effective as of February 7, 2022.	8-K	10.1	02/03/2022	001-37625

10.2	Amended and Restated Employment Agreement, by and between the Registrant and Robin Swartz, effective as of February 7, 2022.	8-K	10.2	02/03/2022	001-37625

10.3*	Option and License Agreement by and between the Registrant and Novartis Pharma AG, dated March 4, 2022.					X

10.4	Employment Agreement, by and between the Registrant and Alfred Sandrock, M.D., Ph.D., effective as of March 22, 2022.	8-K	10.1	03/22/2022	001-37625

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: May 4, 2022	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Julie Burek
Julie Burek
Vice President of Finance
(Principal Financial and Accounting Officer)