Form 10-Q
period 2022-06-30
Voyager Therapeutics, Inc.
filed 2022-08-04
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2022 was 38,647,592.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;
●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform, our vectorized antibody platform, and our proprietary antibodies;
●	our ability to identify and optimize product candidates and proprietary AAV capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine, and from our licensing arrangements with Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis;
●	our ongoing and planned preclinical development efforts, related timelines and studies;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file investigational new drug, or IND, applications for our programs;
●	our estimates regarding expenses, future revenues, capital requirements, and needs for additional financing;
●	our ability to conduct clinical trials compliant with current good clinical practices and to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements;

●	our ability to control costs and reprioritize our product candidate pipeline successfully in connection with our strategic initiatives; and
●	the potential impact of the COVID-19 pandemic on our research and development efforts and other business operations.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2022, particularly in “Part I, Item 1A — Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

●	We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, our ongoing collaboration with Neurocrine, and from our licensing arrangements with Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis. If any ongoing or future collaboration or licensing agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy and antibody product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. Our primary product candidates are in the discovery and preclinical development stages. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Our gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	Our future success depends on our ability to retain key members of our management and research and development teams, and to attract, retain and motivate qualified personnel. Our inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$78,329	$117,433
Marketable securities, current	69,727	15,106
Related party collaboration receivable	151	732
Prepaid expenses and other current assets	3,421	3,427
Total current assets	151,628	136,698
Property and equipment, net	19,071	21,920
Deposits and other non-current assets	1,515	1,779
Operating lease, right-of-use asset	16,391	33,458
Total assets	$188,605	$193,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,218	$574
Accrued expenses	7,185	10,950
Other current liabilities	2,526	5,571
Deferred revenue, current	87,003	33,886
Total current liabilities	97,932	50,981
Deferred revenue, non-current	7,880	8,210
Other non-current liabilities	22,741	39,609
Total liabilities	128,553	98,800
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2022 and December 31, 2021; 38,439,251 and 37,918,395 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	38	38
Additional paid-in capital	447,888	442,259
Accumulated other comprehensive loss	(364)	(138)
Accumulated deficit	(387,510)	(347,104)
Total stockholders’ equity	60,052	95,055
Total liabilities and stockholders’ equity	$188,605	$193,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration revenue	$712	$1,357	$1,371	$7,858
Operating expenses:
Research and development	12,527	19,505	26,876	41,851
General and administrative	7,552	10,437	15,211	20,181
Total operating expenses	20,079	29,942	42,087	62,032
Operating loss	(19,367)	(28,585)	(40,716)	(54,174)
Other income (expense) :
Interest income	219	48	271	132
Other (expense) income	61	(1,583)	39	2,273
Total other income (expense), net	280	(1,535)	310	2,405
Net loss	$(19,087)	$(30,120)	$(40,406)	$(51,769)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities	(141)	(3)	(226)	8
Total other comprehensive (loss) income	(141)	(3)	(226)	8
Comprehensive loss	$(19,228)	$(30,123)	$(40,632)	$(51,761)

Net loss per share, basic and diluted	$(0.50)	$(0.80)	$(1.06)	$(1.38)

Weighted-average common shares outstanding, basic and diluted	38,298,426	37,581,381	38,183,192	37,543,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	184,217	—	—	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(21,649)	(21,649)
Balance at March 31, 2021	37,556,055	$38	$433,849	$(123)	$(297,556)	$136,208
Vesting of restricted stock units	114,412	—	—	—	—	—
Issuance of common stock under ESPP	101,752	—	580	—	—	580
Stock-based compensation expense	—	—	3,871	—	—	3,871
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(30,120)	(30,120)
Balance at June 30, 2021	37,772,219	$38	$438,300	$(126)	$(327,676)	$110,536

Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	11,484	—	12	—	—	12
Vesting of restricted stock units	312,090	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(21,319)	(21,319)
Balance at March 31, 2022	38,241,969	$38	$444,539	$(223)	$(368,423)	$75,931
Exercises of vested stock options	63,012	—	575	—	—	575
Vesting of restricted stock units	32,165	—	—	—	—	—
Issuance of common stock under ESPP	102,105	—	313	—	—	313
Stock-based compensation expense	—	—	2,460	—	—	2,460
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(19,087)	(19,087)
Balance at June 30, 2022	38,439,251	$38	$447,888	$(364)	$(387,510)	$60,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities
Net loss	$(40,406)	$(51,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,809	7,592
Depreciation	4,016	2,459
Amortization of premiums and discounts on marketable securities	2	213
Other non-cash items	(2,469)	(2,460)
Changes in operating assets and liabilities:
Related party collaboration receivable	581	6,254
Prepaid expenses and other current assets	6	893
Operating lease, right-of-use asset	2,556	1,922
Other non-current assets	—	69
Accounts payable	644	156
Accrued expenses	(3,652)	(3,357)
Operating lease liabilities	(2,647)	(1,891)
Other non-current liabilities	(287)	—
Deferred revenue	52,787	(4,092)
Net cash provided by (used in) operating activities	15,941	(44,011)
Cash flow from investing activities
Purchases of property and equipment	(1,280)	(602)
Purchases of marketable securities	(54,848)	—
Proceeds from sales and maturities of marketable securities	—	57,632
Net cash (used in) provided by investing activities	(56,128)	57,030
Cash flow from financing activities
Proceeds from the exercise of stock options	587	28
Proceeds from the purchase of common stock under ESPP	232	357
Net cash provided by financing activities	819	385
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,368)	13,404
Cash, cash equivalents, and restricted cash beginning of period	119,212	106,219
Cash, cash equivalents, and restricted cash end of period	$79,844	$119,623
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$113	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a gene therapy and neuroscience company developing life-changing treatments and next-generation adeno-associated virus (“AAV”) capsids. The Company focuses on diseases where it believes a single dose AAV gene therapy or an antibody can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its AAV-based gene therapies that it believes have the potential to safely provide durable efficacy. The Company’s team of experts in the field of AAV gene therapy and neuroscience first identifies and selects diseases in which the Company believes an AAV gene therapy or an antibody will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. The Company then engineers and optimizes either an AAV vector for delivery of the virus payload to the targeted tissue or cells or a passive antibody for systemic delivery.

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. The Company’s team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier (“BBB”) crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes its single dose gene therapies have the potential to be delivered with targeted or systemic surgical delivery or infusions, in conjunction with capsids it discovers through its TRACER platform (“TRACER capsids”).

The Company is also applying the TRACER discovery platform to identify capsid variant libraries and facilitate the selection of capsids with tropism and transduction in additional cell and tissue types. The Company is actively engaged in discussions with multiple parties to make TRACER capsids available to third parties for use in their drug development programs through potential licensing and other arrangements.

In addition to the Company’s TRACER discovery platform, the Company has developed a vectorized antibody platform which the Company believes will overcome many of the challenges of passive immunization. However, the Company has also seen promising preclinical results from the passive immunization approach and the Company is investigating both passive immunization and vectorized approaches to administer proprietary antibodies that selectively target pathological tau to address tauopathies.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy and antibody programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy and antibody development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”) under a collaboration agreement that became effective in January 2019 (the “Neurocrine Collaboration Agreement”), or out-licensing activities including license agreements related to the TRACER capsids such as the Company’s October 2021 licensing agreement with Pfizer Inc. (“Pfizer”) and the Company’s March 2022 licensing agreement with Novartis Pharma AG (“Novartis”). The Company believes there is an ongoing opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for the Company’s own programs and out-licensing transactions, the Company has retained to date, and expects to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes.

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

The Company has a history of incurring annual net operating losses. As of June 30, 2022, the Company had an accumulated deficit of $387.5 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and its ongoing collaboration with Neurocrine, its licensing agreement with Pfizer, and its licensing agreement with Novartis.

Through June 30, 2022, the Company has raised approximately $724.0 million of proceeds from sales of convertible preferred stock and common stock, including its initial public offering and follow-on public offering, and from its collaboration and license agreements. As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $148.1 million.

Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at June 30, 2022, together with amounts expected to be received as reimbursement for development costs under the Neurocrine Collaboration Agreement, will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into 2024.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as disclosed in Note 2, under the heading “Summary of Significant Accounting Policies - Basis of Presentation”, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies,” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2022	(in thousands)
Money market funds included in cash and cash equivalents	$75,562	$75,562	$—	$—
Marketable securities - U.S. Treasury notes	69,727	69,727	—	—
Total	$145,288	$145,288	$—	$—
December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	$100,305	$—	$—
Marketable securities - U.S. Treasury notes	15,106	15,106
Total	$115,411	$115,411	$—	$—

The Company measures the fair value of money market funds and U.S. Treasury notes based on quoted prices in active markets for identical securities.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at June 30, 2022 and December 31, 2021:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of June 30, 2022
Money market funds included in cash and cash equivalents	$75,562	$—	$—	$75,562
Marketable securities - U.S. Treasury notes	69,962	—	(236)	69,727
Total money market funds and marketable securities	$145,524	$—	$(236)	$145,288
As of December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	—	—	$100,305
Marketable securities - U.S. Treasury notes	15,117	—	(11)	15,106
Total money market funds and marketable securities	$115,422	$—	$(11)	$115,411

All of the Company’s marketable securities as of June 30, 2022, have a contractual maturity of one year or less.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive (loss) income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company held $70.0 million and $15.1 million marketable securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively. The unrealized losses at June 30, 2022 and December 31, 2021 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$78,329	$117,433
Restricted cash included in deposits and other non-current assets	1,515	1,779
Total cash, cash equivalents, and restricted cash	$79,844	$119,212

5. Accrued expenses

Accrued expenses as of June 30, 2022 and December 31, 2021 consist of the following:

	As of June 30,	As of December 31,
	2022	2021

	(in thousands)
Employee compensation costs	$2,800	$5,022
Research and development costs	3,662	3,719
Professional services	344	727
Accrued goods and services	379	1,482
Total	$7,185	$10,950

6. Lease obligation

Operating Leases

As of June 30, 2022, the Company has a lease for office and lab space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026 and a lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031.

In September 2021, the Company entered into an agreement with BioNTech US, Inc. (“BioNTech US”) to sublease part of the office and lab space leased by the Company at 75 Sidney Street in Cambridge, Massachusetts (the “Sublease Agreement”) at that time. The sublease term was for approximately 3.3 years. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset as a result of the sublease and accounted for the sublease as a separate lease.

On June 22, 2022 the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) and terminated the lease for office and lab space at 75 Sidney Street (the “75 Sidney Street Lease”), effective immediately. The 75 Sidney Street Lease was previously scheduled to terminate, in accordance with its terms, on November 30, 2026. In connection with the Lease Termination Agreement, the Company also entered into a Sublease Termination Agreement (the “Sublease Termination Agreement”) and terminated the Sublease Agreement with BioNTech US. The Company did not incur any termination penalties in connection with the Lease Termination Agreement or Sublease Termination Agreement. The Company derecognized the related right-of-use asset of approximately $14.5 million and the operating lease liabilities of $17.0 million, accordingly, resulting in a gain of $2.5 million in the three-month period ended June 30, 2022.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $1.8 million payable to its landlords as security for the performance of its obligations under the leases. Approximately $0.3 million relates to the letter of credit held for the 75 Sidney Street Lease, which is included in prepaid expenses and other current assets in the accompanying condensed balance sheets. The remaining $1.5 million is recorded as restricted cash and included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company incurred lease expenses of $1.4 million and $2.8 million, respectively, for operating leases. During the three and six months ended June 30, 2021, the Company incurred lease expenses of $1.9 million and $3.7 million, respectively, for operating leases. As of June 30, 2022, the weighted average remaining lease term was 6.5 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating sublease income	(in thousands)
	$690	$—	$1,380	$—

7. Other liabilities

As of June 30, 2022 and December 31, 2021, other current and non-current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2022	2021

	(in thousands)
Other current liabilities
Lease liability	2,526	5,571
Total other current liabilities	$2,526	$5,571

Other non-current liabilities
Lease liability	$21,741	$38,608
Other	1,000	1,001
Total other non-current liabilities	$22,741	$39,609

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

During the year ended December 31, 2021, the Company incurred restructuring costs of approximately $2.6 million, which consists of severance-related costs. Substantially all costs have been paid as of June 30, 2022.

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

Under the Neurocrine Collaboration Agreement, the parties committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine had the right to nominate Targets for the two Discovery Programs. The Company and Neurocrine completed the nomination process, and the JSC has approved two Targets for development under the Discovery Programs. The two Targets are currently under development.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2021, the Company further revised the estimate of the expected reimbursement to approximately $80 million based on expectations resulting from decisions made at the JSC meeting in the fourth quarter of 2021, which are expected to result in significantly less research and development services being provided by the Company under the Neurocrine Collaboration Agreement. As of June 30, 2022, the estimate of the expected reimbursement is $79.7 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of June 30, 2022:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,863
FA Program	17,088
Discovery Program 1	5,355
Discovery Program 2	3,362
Total	$79,668

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

During the three and six months ended June 30, 2022, the Company recognized $0.7 million and $1.4 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and six months ended June 30, 2021, the Company recognized $1.4 million and $7.9 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the six months ended June 30, 2022:

	Balance at			Balance at
	December 31, 2021	Additions	Deductions	June 30, 2022

	(in thousands)
Related party collaboration receivable	$732	$358	(939)	$151
Contract liabilities:
Deferred revenue	$12,096	$-	$(1,214)	$10,881

The change in the receivable balance for the six months ended June 30, 2022 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

Costs incurred relating to the Company’s collaboration programs under the Neurocrine Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, lab supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2022.

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

Under the Pfizer License Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Pfizer Licensed Products. In the event Pfizer exercises a Pfizer License Option, Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Pfizer Licensed Product for each Pfizer Transgene for which Pfizer has exercised its Pfizer License Option in (i) the United States and (ii) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which, a “Pfizer Major Market Country”), subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Pfizer Licensed Product in the United States and at least one Pfizer Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Pfizer Licensed Product, subject to certain limitations.

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

The amount allocated to each material right was recorded as deferred revenue and will be recognized either upon exercise of the Pfizer License Option or upon expiration of the Pfizer License Option.

During the three and six months ended June 30, 2022, the Company did not recognize any revenue related to the Pfizer License Agreement. As of June 30, 2022, the entire transaction price of $30.0 million is recorded as deferred revenue, current in the accompanying consolidated balance sheet.

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

Under the Novartis License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. In the event Novartis exercises a Novartis License Option, Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (i) the United States and (ii) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which, a “Novartis Major Market Country”), subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Novartis Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

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

The amount allocated to each material right was recorded as deferred revenue and will be recognized either upon exercise of the Novartis License Option or upon expiration of the Novartis License Option.

During the three and six months ended June 30, 2022, the Company did not recognize any revenue related to the Novartis License Agreement. As of June 30, 2022, the entire transaction price of $54.0 million is recorded as deferred revenue, current in the accompanying consolidated balance sheet.

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

Litigation

The Company was not a party to any material legal matters or claims as of June 30, 2022 or December 31, 2021. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2022 or December 31, 2021.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Research and development	$781	$1,336	$1,582	$2,706
General and administrative	1,709	2,655	3,227	4,886
Total stock-based compensation expense	$2,490	$3,991	$4,809	$7,592

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Stock options	$1,618	$2,480	$3,095	$5,002
Restricted stock awards and units	842	1,392	1,634	2,366
Employee stock purchase plan awards	30	120	81	223
Total stock-based compensation expense	$2,490	$3,991	4,809	7,592

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2022 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2021	806,379	$7.26
Granted	739,080	$3.79
Vested	(344,255)	7.45
Forfeited	(169,839)	$5.06
Unvested restricted stock units as of June 30, 2022	1,031,365	$5.08

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. All of the restricted stock units granted in the six months ended June 30, 2022 vest in equal amounts, annually over three or four years. The stock-based compensation expense related to restricted stock units and awards was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively. The stock-based compensation expense related to restricted stock units and awards was $1.4 million and $2.4 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $4.0 million, which is expected to be recognized over the remaining average vesting period of 2.0 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2022:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2021	5,013,193	$12.69	5.6	$1,165
Granted	2,965,075	$4.95
Exercised	(74,496)	$7.90
Cancelled or forfeited	(1,274,172)	$12.42
Outstanding at June 30, 2022	6,629,600	$9.33	7.2	$5,914
Exercisable at June 30, 2022	3,378,945	$12.29	5.3	$1,575

As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $13.0 million which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

10. Net loss per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2022	2021
Unvested restricted common stock awards	137,255	156,863
Unvested restricted common stock units	1,031,365	1,170,702
Outstanding stock options	6,629,600	5,919,375
Total	7,798,220	7,246,940

Basic net loss per share for the three and six months ended June 30, 2022 and 2021 is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations.

11. Related-party transactions

During the three and six months ended June 30, 2022, the Company received scientific advisory board and other scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2022, was $82,425 and $92,325, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2021 was $60,000 and $90,000, respectively.

During the six months ended June 30, 2022, the Company received advisory services related to strategic planning, operations, and management from Alfred Sandrock, M.D., Ph.D., the Company’s current President and Chief Executive Officer and a member of the Company’s Board of Directors, before he commenced service in the capacity of President and Chief Executive Officer in March 2022. The total amount of fees paid to Dr. Sandrock for services provided was $60,000 for the six months ended June 30, 2022.

Under the Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of June 30, 2022, the Company had approximately $0.2 million in related party collaboration receivables associated with Neurocrine.

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

Overview

We are a gene therapy and neuroscience company developing life-changing treatments and next-generation adeno-associated virus, or AAV, capsids. We focus on diseases where we believe a single dose AAV gene therapy or an antibody can either halt or slow disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. Our gene therapy platforms enable us to engineer, optimize, manufacture and deliver AAV-based gene therapies that we believe have the potential to safely provide durable efficacy. Our team of experts in the field of AAV gene therapy and neuroscience first identifies and selects diseases in which we believe an AAV gene therapy or an antibody will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. We then engineer and optimize either an AAV vector for delivery of the virus payload to the targeted tissue or cells or a passive antibody for systemic delivery.

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material of a virus payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) to facilitate the selection of AAV capsids with blood brain barrier, or BBB, crossing and cell-specific transduction properties for particular therapeutic applications. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe our single dose gene therapies have the potential to be delivered with targeted or systemic surgical delivery or infusions, in conjunction with capsids we discover through our TRACER discovery platform, which we refer to as TRACER capsids.

We are also applying the TRACER discovery platform to identify capsid variant libraries and facilitate the selection of capsids with tropism and transduction in additional cell and tissue types. We are actively engaged in discussions with multiple parties to make TRACER capsids available to third parties for use in their drug development programs through potential licensing and other arrangements.

In addition to our TRACER discovery platform, we have developed a vectorized antibody platform which we believe will overcome many of the challenges of passive immunization. However, we have also seen promising preclinical results from the passive immunization approach and we are investigating both passive immunization and vectorized approaches to administer proprietary antibodies that selectively target pathological tau to address tauopathies.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy and antibody programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine Biosciences, Inc., which we refer to as Neurocrine, or out-licensing activities including license agreements related to our TRACER capsids with Pfizer Inc., which we refer to as Pfizer, and with Novartis Pharma, AG, which we refer to as Novartis. We believe there is an ongoing opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for both our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological and other diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales, and all of our current product candidates are in the discovery and preclinical development stages.

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and fees, milestone payments, and cost reimbursements associated with our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, our ongoing collaboration with Neurocrine, which commenced in March 2019, our licensing agreement with Pfizer, which commenced in October 2021, and our licensing agreement with Novartis, which commenced in March 2022. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement. We refer to our licensing agreement with Pfizer as the Pfizer License Agreement, and to our licensing agreement with Novartis as the Novartis License Agreement.

In August 2021, we initiated a strategic reevaluation of our existing product candidate portfolio. As a result of this reevaluation, we have invested additional resources in our TRACER discovery platform to expand our efforts to discover TRACER capsids with broad tissue tropism in central nervous system, or CNS and other tissues. We also announced our plan to advance innovative gene therapy programs that leverage these TRACER capsids as well as our vectorized antibody technology.

We determined in 2021 that we would not advance our VY-AADC program, a gene therapy program for the treatment of Parkinson’s disease which we had previously licensed to Neurocrine, on our own. Additionally, to take advantage of our TRACER capsid development efforts, we decided in 2021 to discontinue our VY-HTT01 program for the treatment of Huntington’s disease and to initiate a second-generation program for the treatment of Huntington’s disease leveraging a proprietary AAV capsid that may enable intravenous administration and achieve broad distribution to affected tissue. We also initiated gene therapy programs using our TRACER capsids in treatment programs for monogenic amyotrophic lateral sclerosis, or ALS, with superoxide dismutase 1, or SOD1, mutations; spinal muscular atrophy, or SMA; and various diseases linked to glucocerebrosidase 1, or GBA1, mutations, including Parkinson’s disease. We also determined that we would continue to advance our vectorized antibody platform capability with programs for tauopathies and indications in neuro-oncology.

In August 2022, we announced an updated portfolio strategy prioritizing programs targeting Alzheimer’s disease, Parkinson’s disease with GBA1 mutations, and ALS with SOD1 mutations. This updated portfolio strategy was the result of an in-depth portfolio review. The prioritized programs were selected because each presents a compelling opportunity based on certain criteria identified by the Company, including high unmet medical need, target validation, an efficient path to human proof of biology, robust preclinical pharmacology, and strong commercial potential.

We remain interested in advancing our other programs and are pursuing additional product candidates in the discovery and preclinical stages of development, including our second-generation program for the treatment of Huntington’s disease, our program for the treatment of SMA, and our program for the treatment of human epidermal growth factor receptor positive, or HER2+, brain metastases. We are evaluating opportunities to do so via collaborative partnership, and will continue to conduct preclinical research for our second-generation program for the treatment of Huntington’s disease and our program for the treatment of HER2+ brain metastases. We expect to continue to conduct early preclinical research for our second-generation program for the treatment of SMA as we seek a collaborative partner for the program.

We continue to partner with Neurocrine on programs for diseases including Friedreich’s ataxia. All of our current product candidates are in the early stages of development. We also continue to evaluate additional diseases that could be treated using AAV gene therapy or our proprietary antibodies and are also actively exploring additional potential treatment methods that can utilize our proprietary TRACER capsids.

Our pipeline of prioritized gene therapy and antibody programs is summarized in the table below:

Overview of Our Pipeline

We have leveraged our gene therapy platform, our vectorized antibody platform, and our expertise with proprietary antibodies to assemble a pipeline of proprietary AAV gene therapies and passive and vectorized antibodies for the treatment of neurological and other diseases with high unmet medical need. Depending on the disease, our current

AAV gene therapies will use a gene replacement or gene silencing approach, and our current antibodies will use a passive administration or vectorized delivery approach. Our goal is to address the underlying cause or the predominant manifestations of a specific disease by significantly increasing or decreasing expression of the relevant proteins in targeted tissues

TRACER Capsid Discovery

Our scientists have developed TRACER, a proprietary AAV capsid discovery platform to facilitate the selection of TRACER capsids for particular therapeutic applications based on BBB-crossing and cell-specific transduction properties in multiple species, including non-human primates, or NHPs. In May 2021, we presented data demonstrating that we have developed a series of TRACER capsids which, following intravenous administration, could achieve up to 1000-fold higher RNA expression in the brain and 100-fold higher expression in the spinal cord of NHPs than AAV9, the current natural AAV serotype with the best ability to cross the BBB. We also identified a TRACER capsid which displayed strong cardiac transduction and significant dorsal root ganglia de-targeting in NHPs, which may avoid toxicities associated with AAV9 delivery. We believe these TRACER capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses and, potentially, with fewer safety and tolerability issues than first-generation therapies. These TRACER capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We are also applying the TRACER discovery platform towards further capsid variant libraries and the selection for tropism and transduction in additional cell and tissue types.

At the American Society of Gene & Cell Therapy 25th Annual Meeting in May 2022, we presented new preclinical data on several families of TRACER capsids. We presented preclinical results for an AAV9-derived TRACER capsid, VCAP-102, which demonstrated 50-fold better transduction in mice and 60-fold better transduction in NHPs, compared to conventional AAV9 capsids, following intravenous administration. We believe demonstrating equivalent cross-species functionality is important to increasing a capsid’s potential for translation into humans. The study also demonstrated that VCAP-102 and other TRACER capsids showed preferential tropism for glial cells in mice, which may facilitate addressing CNS indications that would benefit from non-neuronal cell transduction. We also presented preclinical data for an AAV5-derived TRACER capsid with enhanced CNS transduction across species. AAV5 capsids have a reduced prevalence of preexisting neutralizing antibodies, but conventional AAV5 capsids do not have sufficient CNS transduction to be used effectively for gene therapies targeting the CNS. Our AAV5-derived TRACER capsid showed 20-fold higher brain transduction and five-fold higher spinal cord transduction compared to conventional AAV9 in NHPs and improved transduction in multiple CNS regions and cell types in NHPs with partial de-targeting of the dorsal root ganglia.

We continue to perform screening campaigns with our TRACER discovery platform to identify additional proprietary AAV9- and AAV5-derived TRACER capsids and to refine previously-identified TRACER capsids to target or de-target multiple tissue and cell types. These TRACER capsids offer the potential to broaden the therapeutic window substantially and enable gene therapies in a wide range of diseases based on enhanced tissue and cell tropisms that allow for lower doses and with lower off-target effects or toxicities. We are currently conducting studies to assess gene expression and therapeutic indices at order-of-magnitude lower doses, and we intend to submit the results of these studies for presentation at an upcoming scientific conference.

We have identified the cell surface attachment receptor used by one of our more promising BBB-penetrant TRACER capsids. In addition to demonstrating direct binding to the human isoform of this receptor, our experiments have demonstrated that overexpression of human, murine, or cyno-derived orthologs of this receptor mediate improved transduction with AAV, supporting a conserved cross-species mechanism of action of transduction of this BBB-penetrant TRACER capsid. Further, the specificity of this AAV:receptor interaction is supported by experiments demonstrating that pharmacological manipulation of the receptor functionally impacts cellular transduction by the capsid, and that inhibition of the receptor’s natural processing pathway blocks transduction. Expression of this receptor has been confirmed in rodent, NHP, and human endothelial cells and multiple CNS cell types. Accordingly, we believe that the characterization of this receptor and confirmation that those capsids can bind to the human isoform of the receptor increases the probability that the TRACER capsid will cross the BBB in humans. We expect the discovery of this receptor to support the clinical translatability of this TRACER capsid toward human application, and inform our approach to the design of future TRACER capsids for intravenous delivery. We also intend to explore whether this receptor has the potential to enable intravenous delivery to the CNS for other therapeutic modalities such as proteins, antibodies, and oligonucleotides. We expect to share data on this finding at an upcoming scientific conference.

We are actively engaged in discussions to make TRACER capsids available to third parties for use in their drug development programs through potential licensing and other arrangements. We believe there is significant opportunity for out-licensing transactions related to our TRACER capsids. To maximize the potential of our TRACER capsids for both our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with the licensee’s transgenes.

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

Anti-Tau Antibody Program for the Treatment of Alzheimer’s Disease

We are developing proprietary antibodies that selectively target pathological tau to treat tauopathies. Our lead indication for these antibodies is Alzheimer’s disease. We have maintained a long-standing focus on developing proprietary and complimentary approaches to disrupt the progression of tau pathology believed to be central to Alzheimer’s disease and other relevant neurodegenerative diseases. Reduction of toxic tau aggregates may slow disease progression and cognitive decline in these diseases. We are exploring both passive administration and vectorized delivery utilizing our BBB-penetrant TRACER capsids with our anti-tau antibody. Collectively, our passive and vectorized anti-tau antibodies have differentiated properties including improved targeting of specific regions of tau protein that could offer an improved profile compared to first-generation approaches. We believe that our antibody targeting the C-terminus is highly differentiated from other approaches. Further, we believe that following the clearance of an investigational new drug, or IND, application, clinical assessments utilizing positron emission tomography (PET) imaging of human tau, together with measuring plasma and cerebrospinal fluid biomarkers, have the potential to enable an efficient and accelerated demonstration of human proof-of-biology.

At the Alzheimer’s Association International Conference in August 2022, we presented data for our proprietary anti-tau antibodies, targeting the mid-domain and C-terminus with high affinity and showing favorable biophysical characteristics and strong activity in preclinical studies in mouse models. In the P301S seeding-propagation tauopathy mouse model, our C-terminal targeting anti-tau antibody blocked the seeding/propagation of filamentous tau and demonstrated substantial reduction of induced tau pathology.

Humanization of the murine antibody is currently underway. We intend to nominate a lead antibody development candidate in the first half of 2023, initiate Good Laboratory Practice, or GLP, toxicology studies in the second half of 2023, and, if preclinical results are supportive, file an IND application in the first half of 2024.

GBA1 Gene Replacement Program for the Treatment of Parkinson’s Disease

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER capsid to treat diseases linked to GBA1 mutations via a gene replacement approach. Our lead indication for this gene therapy is Parkinson’s disease with GBA1 mutations. Mutations in GBA1, the gene encoding the lysosomal enzyme glucocerebrosidase, or GCase, are the most common genetic risk factor for synucleinopathies such as Parkinson’s disease. Parkinson’s disease is among the most common neurodegenerative diseases, impacting about one million patients in the United States and more than 10 million patients worldwide. Up to 10% of Parkinson’s disease patients have a GBA1 mutation, and these mutations increase the risk of Parkinson’s disease by approximately 20-fold. GBA1 mutations decrease the expression of GCase, leading to the accumulation of GCase substrates and alpha-synuclein aggregates, which is thought to be toxic to neurons.

We believe that restoring GCase activity may attenuate disease progression and potentially slow neurodegeneration. We anticipate delivering GBA1 via intravenous administration to enable widespread distribution to multiple affected brain regions and to avoid the need for more invasive approaches. We believe that the measurement of the GCase substrates such as glucosylsphingosine as cerebrospinal fluid biomarkers may facilitate efficient clinical demonstration of proof-of-biology. Such substrates of the GCase enzyme are elevated in the cerebrospinal fluid of Parkinson’s disease patients who harbor the GBA1 mutation, and we expect that substrate levels would fall to normal if our gene therapy restores GCase enzyme expression in the brain. This gene therapy may also have potential utility in idiopathic Parkinson’s disease, where there is evidence of loss of GCase activity in the substantia nigra in Parkinson’s disease patients even in the absence of GBA1 mutations as well as evidence of lysosomal dysfunction in general.

At the American Society of Gene & Cell Therapy 25th Annual Meeting in May 2022, we presented preclinical data demonstrating CNS target engagement and delivery of therapeutically relevant levels of GCase in a GBA loss of function mouse model, as well as sustained expression for three or more months following intravenous administration.

An NHP capsid selection study for the program is currently underway. We intend to select a development candidate in the first half of 2023, initiate a dose range finding study in NHPs in the second half of 2023, initiate GLP toxicology studies in 2024, and if preclinical results are supportive, file an IND application in 2025. We are evaluating options to further accelerate the development timeline for this program.

SOD1 Gene Silencing Program for the Treatment of ALS

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER capsid to treat ALS caused by the SOD1 mutation via a gene silencing approach. SOD1 ALS is typically fatal within approximately three years of diagnosis and impacts approximately 800 patients in the United States, 1,000 patients in the European Union, and 500 patients in Japan. SOD1 mutations in ALS patients are thought to cause a toxic gain-of-function that leads to the degeneration of motor neurons along the entire length of the spinal cord, the brainstem, and the upper motor neurons in the cerebral cortex. We believe that a therapeutic delivering a highly potent small interfering RNA, or siRNA, construct via intravenous administration may enable broad CNS knockdown of SOD1, potentially slowing the decline of functional ability in ALS patients with the SOD1 mutation. We believe that a Phase 1 clinical trial to demonstrate reduction in SOD1 in cerebrospinal fluid and neurofilament light chain in plasma will provide evidence of target engagement and the attenuation of motor neuron loss, respectively.

At the American Society of Gene & Cell Therapy 25th Annual Meeting in May 2022, we presented preclinical data demonstrating robust SOD1 knockdown in all levels of the spinal cord and significant improvements in motor performance, body weight, and survival in a SOD1-ALS mouse model following intravenous delivery of a vectorized siRNA using a mouse BBB-penetrant capsid.

Our NHP capsid selection study for the program is already underway, and we expect to select a development candidate for the program by the end of 2022. We intend to complete a dose range-finding NHP study in 2023, initiate GLP toxicology studies in the first half of 2024, and, if preclinical results are supportive, file an IND application in 2024.

Other Discovery and Preclinical Pipeline Programs

We are evaluating additional neurological and other diseases that could be treated using AAV gene therapy through application of either a gene replacement or a gene silencing approach and are also actively exploring additional potential treatment methods that can utilize an AAV vector. We expect to leverage our proprietary gene therapy platform technologies, including TRACER capsids and our vectorized antibody platform, for any such programs. We are pursuing additional product candidates in the discovery and preclinical stages of development, including a second-generation treatment program for Huntington’s Disease and a treatment program for SMA, which leverage our TRACER capsids, and a treatment program for HER2+ brain metastases, which leverages a TRACER capsid and our vectorized antibody platform. We are evaluating opportunities to advance these programs via collaborative partnership, and will continue to conduct preclinical research for our second-generation program for the treatment of Huntington’s disease and our program for the treatment of HER2+ brain metastases. We expect to continue to conduct early preclinical research for our second-generation program for the treatment of SMA as we seek a collaborative partner for the program.

Vector Engineering and Optimization

We have advanced or intend to advance our multiple preclinical programs towards selection of lead clinical candidates using AAV vectors that we believe are best suited for each of our programs either through use of our existing capsids, through exercising a non-exclusive worldwide commercial license to capsid sequences covered by third parties, or by engineering or optimizing TRACER capsids. The key components of an AAV vector include: (i) the capsid; (ii) the therapeutic gene, or transgene; and (iii) payload control elements, including the promoter or other DNA sequences that modulate the expression of the transgene.

We have a history of incurring significant losses. Our net loss was $40.4 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $387.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	continue to develop our vectorized antibody platform and other proprietary antibodies;
●	enter into licensing agreements regarding our TRACER capsids, such as the Pfizer License Agreement and the Novartis License Agreement;
●	conduct preclinical development activities and initiate IND-enabling studies and clinical trials in connection with our tau antibody program, our GBA1 gene therapy program, and our SOD1 ALS gene therapy program;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;

●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts;
●	continue to operate as a public company; and
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the six months ended June 30, 2022, we recognized $1.4 million of collaboration revenue from the Neurocrine Collaboration.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our programs and gene therapy platform, vectorized antibody platform, and proprietary antibodies, which include:

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. Our research and development costs have decreased relative to pre-2021 levels as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, our strategic shift to invest in TRACER capsid development efforts, and our initiation of other cost-saving initiatives. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to increase.

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

Other Income (Expense), net

Other income (expense) for the three months ended June 30, 2022 consists primarily of interest income on our marketable securities. In the three months ended June 30, 2021 we recorded a gain on our investment in equity securities of ClearPoint Neuro, Inc. (formerly known as MRI Interventions, Inc.), or CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the three months ended June 30, 2021.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the six months ended June 30, 2022, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 8, 2022.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Collaboration revenue	$712	$1,357	$(645)
Operating expenses:
Research and development	12,527	19,505	(6,978)
General and administrative	7,552	10,437	(2,885)
Total operating expenses	20,079	29,942	(9,863)
Other income, net:
Interest income	219	48	171
Other (expense) income	61	(1,583)	1,644
Total other income	280	(1,535)	1,815
Net (loss) income	$(19,087)	$(30,120)	$11,033

Collaboration Revenue

Collaboration revenue was $0.7 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in collaboration revenue in the three months ended June 30, 2022 was largely a result of our reduced research and development services related to the Neurocrine Collaboration as a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program. During the three months ended June 30, 2022 and June 30, 2021, collaboration revenue was entirely related to research services and cost reimbursement from the Neurocrine Collaboration. As a result of changes in our estimates of research and development services in the fourth quarter of 2021, we expect to record less revenue associated with research and development services for the Neurocrine Collaboration. We expect a significant portion of revenue recognized in future periods to be attributable to the Pfizer License Agreement and the Novartis License Agreement. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended June 30, 2022. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense decreased by $7.0 million from $19.5 million for the three months ended June 30, 2021, to $12.5 million for the three months ended June 30, 2022. The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Employee and consultant	$6,924	$10,265	$(3,341)
External research and development	2,794	4,283	(1,490)
Facilities and other	1,022	2,458	(1,437)
Professional fees	1,787	2,498	(711)
Total research and development expenses	$12,527	$19,505	$(6,978)

The decrease in research and development expense for the three months ended June 30, 2022 was primarily attributable to the following:

●	approximately $1.5 million for external research and development costs primarily related to a reduction in clinical activities to prepare for the first-in humans trial of the VY-HTT01 for the Huntington’s disease program; and
●	approximately $3.3 million for employee and consultant related costs associated with lower headcount in research and development functions as compared to the prior year; and
●	approximately $1.4 million for decreased facility and other costs primarily related to the gain recorded on the terminated lease at 75 Sidney as disclosed in this Quarterly Report on Form 10-Q.
●	approximately $0.7 million for decreased professional fees and related expenses to support the pipeline programs.

General and Administrative Expense

General and administrative expense decreased by $2.8 million from $10.4 million for the three months ended June 30, 2021 to $7.6 million for the three months ended June 30, 2022. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.6 million for decrease compensation costs and stock-based compensation associated with recognition of the severance expensed as a result of the reduction in force;
●	approximately $0.9 million for decreased facility and other costs primarily related to the gain recorded on the terminated lease at 75 Sidney as disclosed in this Quarterly Report on Form 10-Q; and
●	approximately $0.3 million for decreased legal costs and intellectual property related expenses..

Other (Expense) Income, net

Interest and other income of approximately $280 thousand and interest and other expense of approximately $1.5 million was recognized during the three months ended June 30, 2022 and 2021, respectively. Other income during the three months ended June 30, 2022 primarily related to interest income on marketable securities balances, while other income during the three months ended June 30, 2021 primarily related to a gain on our investment in equity securities of CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Collaboration revenue	$1,371	$7,858	$(6,487)
Operating expenses:
Research and development	26,876	41,851	(14,975)
General and administrative	15,211	20,181	(4,970)
Total operating expenses	42,087	62,032	(19,945)
Other income, net:
Interest income	271	132	139
Other income (expense)	39	2,273	(2,234)
Total other income, net	310	2,405	(2,095)
Net (loss) income	$(40,406)	$(51,769)	$11,363

Collaboration Revenue

Collaboration revenue was $1.4 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in collaboration revenue in the three months ended June 30, 2022 was largely a result of our reduced research and development services related to the Neurocrine Collaboration as a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program. During the three months ended June 30, 2022 and June 30, 2021, collaboration revenue was entirely related to research services and cost reimbursement from the Neurocrine Collaboration. As a result of changes in our estimates of research and development services in the fourth quarter of 2021, we expect to record less revenue associated with research and development services for the Neurocrine Collaboration. We expect a significant portion of revenue recognized in future periods to be attributable to the Pfizer License Agreement and the Novartis License Agreement. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended June 30, 2022. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense decreased by $15.0 million from $41.9 million for the six months ended June 30, 2021, to $26.9 million for the six months ended June 30, 2022. The following table summarizes our research and development expense, for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Employee and consultant	$13,567	$21,690	$(8,124)
External research and development	4,595	10,347	(5,752)
Facilities and other	4,627	4,976	(349)
Professional fees	4,088	4,837	(749)
Total research and development expenses	$26,876	$41,851	$(14,974)

The decrease in research and development expense for the six months ended June 30, 2022 was primarily attributable to the following:

●	approximately $5.8 million for external research and development costs primarily related to a reduction in clinical and manufacturing activities to prepare for the first-in humans trial of the VY-HTT01 for the Huntington’s disease and decrease spend on external costs incurred in connection with the Neurocrine Collaboration Agreement; and
●	approximately $8.1 million for employee and stock-based compensation associated with lower headcount in research and development functions compared to the prior year; and
●	approximately $0.3 million of decreased facility and other costs primarily related to the gain recorded on the terminated lease at 75 Sidney as disclosed in this Quarterly Report on Form 10-Q, partially offset by increased facility and other costs including rent, depreciation, maintenance, and other expenses.
●	Approximately $0.8 million for decreased professional fees and related expenses to support the pipeline programs.

General and Administrative Expense

General and administrative expense decreased by $5.0 million from $20.2 million for the six months ended June 30, 2021 to $15.2 million for the six months ended June 30, 2022. The decrease in general and administrative expense was primarily attributable to the following:

●	approximately $3.1 million for decreased compensation costs and stock-based compensation associated with recognition of the severance expensed as a result of the reduction in force;
●	approximately $0.8 million for decreased facility and other costs primarily related to the gain recorded on the terminated lease at 75 Sidney Street; and
●	approximately $1.1 million for decreased legal costs and intellectual property related expenses.

Other Income, net

Interest and other income of approximately $310 thousand and $2.4 million were recognized during the six months ended June 30, 2022 and 2021, respectively. Other income during the six months ended June 30, 2022 relates to interest income on marketable securities balances, while other income the six months ended June 30, 2021 primarily related to a gain on our investment in equity securities of CLPT. All equity securities in CLPT held by us were sold or otherwise disposed of during the six months ended June 30, 2021.

COVID-19

The COVID-19 pandemic continues to evolve. We have and will continue to be guided by applicable guidelines and safety measures, including any stay-at-home policies for certain non-essential employees, consultants, contractors, and staff. Certain of our clinical trial sites, collaboration partners, suppliers and consultants have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions or supply chain disruptions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19.

We will continue to monitor the issues raised by the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for, or that we believe to be in the best interest of, our business, employees, collaborators, stockholders, and the community.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, our strategic collaborations, including our prior Sanofi Genzyme Collaboration, AbbVie Tau Collaboration, and AbbVie Alpha-Synuclein Collaboration, our ongoing Neurocrine Collaboration, and our out-licensing arrangements, including the Pfizer License Agreement and the Novartis License Agreement.

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $148.1 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2022, together with amounts expected to be received as reimbursement for development costs under the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$15,941	$(44,011)
Investing activities	(56,128)	57,030
Financing activities	819	385
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(39,368)	$13,404

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $15.9 million during the six months ended June 30, 2022 compared to $44.0 million of net cash used in operating activities during the six months ended June 30, 2021. The cash provided by operating activities for the six months ended June 30, 2022 compared to the cash used in operating activities for the six months ended June 30, 2021 was primarily due to an upfront payment of $54.0 million received pursuant to the Novartis License Agreement in March 2022.

Net Cash Used in (Provided by) Investing Activities

Net cash used in investing activities was $56.1 million during the six months ended June 30, 2022 compared to $57.0 million of net cash provided by investing activities during the six months ended June 30, 2021. The net cash used in investing activities for the six months ended June 30, 2022 was primarily due to $54.8 million for purchases of marketable securities and $1.3 million for purchases of property and equipment. The net cash provided by investing activities for the six months ended June 30, 2021 was primarily due to proceeds of $57.6 million from sales and maturities of marketable securities partially offset by $0.6 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million and $0.4 million during the six months ended June 30, 2022 and June 30, 2021, respectively, primarily due to the proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to decrease from prior year in the near term as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, our strategic shift to invest in TRACER capsid development efforts, and our initiation of other cost-saving initiatives. We expect our expenses to increase in the future, however, as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2022, together with amounts expected to be received as reimbursement for development costs under the Neurocrine Collaboration Agreement, will be sufficient to meet our planned operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

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

Other than the termination of our lease for 75 Sidney Street, as discussed elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal matters, claims, or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

We are an early-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. Our net losses were $40.4 million and $51.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $387.5 million.

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

Although our expenses have decreased relative to pre-2021 as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, we anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in central nervous system, or CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	continue to develop our vectorized antibody platform and other proprietary antibodies;
●	enter into licensing agreements regarding our TRACER capsids, such as the Pfizer License Agreement and the Novartis License Agreement;
●	conduct preclinical development activities and initiate investigational new drug, or IND, application-enabling studies and clinical trials in connection with our tau antibody program, our GBA1 gene therapy program, and our SOD1 ALS gene therapy program;

●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts;
●	continue to operate as a public company; and
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease.

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

Although our expenses have decreased relative to pre-2021 levels as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, we expect our expenses to increase over time in connection with our ongoing and planned activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Since the completion of our IPO on November 16, 2015, we have also incurred costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate certain of our research and development programs or any future commercialization efforts.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2022, our cash, cash equivalents, and marketable securities were $148.1 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2022, together with amounts expected to be received as reimbursement for development costs under our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, a current or future collaboration partner or licensor may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our ability to develop a product candidate for any of our lead gene therapy or antibody programs may take longer than we anticipate, or may not happen at all, and could require funding at a level higher than we expect. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration or licensing agreements will be derived from sales of products that may not be commercially available for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

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

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors such as the regulatory actions that previously occurred in connection with the VY-AADC Program for Parkinson’s disease and the VY-HTT01 Program for Huntington’s disease. These and other events that are part of our operating history, and ongoing activities such as our decision to conduct a reevaluation of our product candidate pipeline and to restructure our workforce, may impact our ability to operate our business and to raise capital. All of our product candidates are in the early stages of development. To achieve our current goals, we will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy and antibody product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates. Only two AAV gene therapy products have been approved in the United States. In Europe, only two AAV gene therapy products have been approved.

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. We currently only have one product candidate, VY-AADC (NBIb-1817), which has entered clinical development, and the RESTORE-1 Phase 2 clinical trial in which VY-AADC (NBIb-1817) is being evaluated is on clinical hold. Our collaboration partner Neurocrine is the study sponsor and IND holder for the VY-AADC program, and it terminated its participation in the program, effective August 2, 2021.

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

In October 2020, the FDA notified us that the IND application for our planned Phase 1/2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain information requests regarding chemistry, manufacturing, and controls, or CMC, matters. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Although we resolved the clinical hold, we decided in August 2021 not to commence the VYTAL Phase 1/2 clinical trial for VY-HTT01 and to pursue the development of a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration. These and other regulatory delays may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our product candidates.

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

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a planned Phase 1/2 clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. We provided a complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first quarter of 2021, and the FDA removed its clinical hold on the IND and confirmed that we could proceed with our planned VYTAL Phase 1/2 clinical trial in April 2021. Although we resolved the clinical hold, we decided in August 2021 not to initiate our planned VYTAL Phase 1/2 clinical trial. This delay and our subsequent decision to refocus our program for the treatment of Huntington’s disease on the development of a second-

generation product candidate could increase our expenses and adversely impact our ability to commercialize a product candidate for the treatment of Huntington’s disease in a timely manner, if at all.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of AAV gene therapy approaches for the treatment of neurological and other diseases;
●	perceived risks of the delivery procedure, such as the intracranial infusions previously proposed for evaluation in connection with VY-AADC (NBIb-1817) and VY-HTT01;

●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause side effects. VY-AADC (NBIb-1817) and VY-HTT01 were designed to be administered directly to the targeted areas and cells in the brain, requiring the patient to undergo brain surgery. There are risks associated with direct delivery of AAV gene therapy into the brain. In a previous Phase 1 clinical trial conducted by UCSF, three patients experienced hemorrhages caused by the surgical procedure for administering VY-AADC (NBIb-1817). Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial of VY-AADC (NBIb-1817), have used the ClearPoint System to provide accurate placement of the cannula in the putamen and allow for real-time, intra-operative MRI to assist the physician in visualizing the delivery of VY-AADC (NBIb-1817) to the putamen and to avoid specific blood vessels during the duration of the surgical procedure, with the goal of reducing the risk of hemorrhages. One patient in the Phase 1b clinical trial experienced two SAEs, a pulmonary embolism, or blood clot in the lungs, and related heart arrhythmia, or irregular heartbeat, which were determined to be related to the surgical procedure and prolonged immobility, not VY-AADC (NBIb-1817). Limited clinical data are available for this route of administration. If other side effects were to occur in connection with this route of administration including the related surgical procedures or related devices, any clinical trials which we conduct utilizing intraparenchymal delivery could be suspended or terminated. While we intend to transition our product candidates away from direct delivery into the brain, our experience outside of direct delivery is limited, and we may not see the levels of results we hope for using alternative delivery methods such as intravenous delivery.

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

We believe that certain of our current programs may qualify for orphan drug designation. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. This designation, however, does not mean that we will be able to obtain orphan drug designation for any future or related product candidates for the treatment of Huntington’s disease, including our planned second-generation product candidate for Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the other drug or biological product is not the “same drug” or biological product or is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In particular, the concept of what constitutes the "same drug" for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two gene therapy products to be different drugs solely based on minor differences in the transgenes or vectors. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our gene therapy platform, vectorized antibody platform, product programs, product candidates and scientific expertise in the fields of gene therapy and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

We are aware of several companies focused on developing AAV gene therapies in various indications, including AAVANTIBio, Inc., Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Alcyone Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., or AskBio (acquired by Bayer), Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc. (merged with AskBio), Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc., Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Prevail Therapeutics Inc. (acquired by Eli Lilly), PTC Therapeutics, Inc., REGENXBio Inc., Sarepta Therapeutics, Inc., Sio Gene Therapies, Inc., Solid Biosciences, Inc., Spark, StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that our TRACER platform preclinical programs will compete with a variety of technologies and therapies in development, including:

●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen Inc., Dyno Therapeutics, Inc., Kate Therapeutics, Inc., Shape Therapeutics, Inc., and StrideBio, Inc.
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc. (acquired by Eli Lilly & Co.), Freeline Therapeutics Holdings plc, Pfizer, Biogen, Lysogene SA, and Coave Therapeutics;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly & Co., AbbVie, Biogen, Eisai Co., Ltd., Janssen

Pharmaceuticals, Inc., UCB S.A., and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Apic Bio, Inc. and Novartis Gene Therapies, Inc.;
●	Our program for Huntington’s disease will potentially compete with AMT-130, an AAV gene therapy being developed by uniQure, a gene therapy being developed by Spark, and TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda Pharmaceutical Company Limited;
●	Our program for spinal muscular atrophy, or SMA, will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Inc., Spinraza being marketed by Biogen, and Evrysdi being marketed by Roche; and
●	Our program for Friedreich’s ataxia will potentially compete with AAV gene therapies being developed by LEXEO Therapeutics, Inc., AAVANTIBio, Inc., PTC Therapeutics, Inc., StrideBio, Inc. in collaboration with Takeda Pharmaceutical Company Limited, Pfizer, and Novartis Gene Therapies, Inc..

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

On October 1, 2021, we entered into the Pfizer License Agreement, pursuant to which we granted Pfizer options to receive an exclusive license to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and specified transgenes to help treat respective central nervous system and cardiovascular diseases. Under the terms of the Pfizer License Agreement, we received an upfront payment of $30.0 million in October 2021 and are eligible to receive future option exercise payments of $10.0 million upon each of up to two option exercises; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $115.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product. If Pfizer decided not to exercise its options or otherwise to terminate the Pfizer License Agreement, in whole or in part, we would not receive the applicable option exercise fees or future milestone payments or royalty payments.

In March 2022, we entered into the Novartis License Agreement, pursuant to which we granted Novartis options to receive an exclusive license to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and specified genetic payloads for specific genetic targets. Under the terms of the Novartis License Agreement, we are entitled to receive an upfront payment of $54.0 million and are eligible to receive future option exercise payments of $12.5 million upon each option exercise; fees of $18.0 million for each of two potential expansions of the arrangement; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $125.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product. If Novartis decided not to exercise its options or otherwise to terminate the Novartis License Agreement, in whole or in part, we would not receive the applicable option exercise fees or future milestone payments or royalty payments.

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

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, licensing, and/or broader collaboration agreements. For example, we entered into the Pfizer License

Agreement with Pfizer in October 2021 and the Novartis License Agreement in March 2022. We believe there is significant opportunity for out-licensing transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for our own programs and out-licensing transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular licensee’s transgenes. Our likely collaborators and licensees include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations or out-licensing transactions on favorable terms or at all. Our ability to generate revenues from our collaborations and out-licensing transactions will depend on our and our collaborators and licensees’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators and licensees might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator or licensee is responsible could be harmful to the public perception and prospects of our gene therapy and vectorized antibody platforms.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations or out-licensing transactions and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our gene therapy and vectorized antibody platforms. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

Risks Related to Manufacturing

Our gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

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

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our gene therapy and vectorized antibody platforms. Research programs to identify new product candidates require substantial technical, financial and human resources. The only active clinical trial for a product candidate we have developed, the RESTORE-1 Phase 2 clinical trial, is currently on clinical hold. It is uncertain when, or if, the FDA might release the hold. Although our collaboration partner Neurocrine has terminated our collaboration regarding VY-AADC, Neurocrine remains the sponsor of the RESTORE-1 Phase 2 clinical trial. Our other product candidates are in preclinical development. Our portfolio of product candidates is subject to change as we continue to conduct preclinical testing and development of product candidates and prioritize or abandon product candidates based on such results and other factors. For example, in August 2022, we announced a re-prioritization of our portfolio based on a review evaluating our programs based on, among other things, their potential for competitive differentiation, supportive preclinical data, an efficient path to human proof of biology or proof of mechanism (reflecting the availability of validated biomarkers), unmet medical need, commercial opportunity, and alignment with our overall strategy. We may also fail to identify other product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We are recruiting individuals to serve as our Chief Financial Officer and as our Chief Scientific Officer on a full-time basis. Recruiting for these positions, and recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval, the termination of relationships with collaborators, and the reduction of our workforce in connection with the development of a new portfolio and platform strategy may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.

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

In 2018, California passed into law the California Consumer Privacy Act , or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions are scheduled to take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Congress, at the federal level, and other states are expected to consider similar laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The COVID-19 pandemic continues to evolve. Our corporate headquarters is in Massachusetts, a state particularly hard hit by the initial wave of the pandemic. We have and will continue to adhere to applicable guidelines and safety measures including guidelines and measures regarding stay-at-home policies and the reporting of only essential personnel for business continuity to ensure the safety of our employees, consultants, contractors, and staff. Although the entirety of our workforce has been permitted to return to the office for a portion of the work week, workplace safety measures still in effect continue to limit our workforce’s ability to collaborate as it did prior to the COVID-19 pandemic. Further, the COVID-19 pandemic has transformed the workplace, establishing as an expected business norm a hybrid working environment where employees who are able to perform their job responsibilities remotely will expect the flexibility to work in locations outside of our office facilities. This type of workplace environment could create potential challenges, including establishing equity and inclusiveness among employees who must work on-site and employees who can work remotely, sustaining a collaborative team environment and encouraging company loyalty and diminishing turnover. Our ability to develop strategies and practices to address these risks are unknown.

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

Our gene therapy and vectorized antibody approaches utilize vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene and vectorized antibody therapies remain novel technologies, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Medical events such as the COVID-19 pandemic that emphasize harmful effects of certain viruses could also indirectly foster negative public perception of virus-based therapies. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

We expect that we will be subject to additional risks in commercializing our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;
●	reduced or loss of protection under our intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	business interruptions resulting from geopolitical actions, including war and terrorism, from natural disasters including earthquakes, typhoons, floods and fires, or from economic, social, or political instability; and
●	greater difficulty with enforcing our contracts in jurisdictions outside of the United States.

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

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our gene therapy and vectorized antibody platforms and pipeline, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC, Neurocrine, EcoR1 Capital, LLC, and The Vanguard Group, Inc. represent beneficial ownership, in the aggregate, of approximately 45% of our outstanding common stock as of June 30, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From April 1, 2022 through June 30, 2022, the sales price of our common stock ranged from a high of $10.60 to a low of $4.61 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Consulting Agreement by and between the Registrant and Glenn Pierce, M.D., Ph.D., effective as of June 6, 2022	8-K	10.1	06/07/2022	001-37625

10.2	Lease Termination Agreement by and between the Registrant and BRE-BMR Pilgrim & Sidney LLC, dated as of June 22, 2022	8-K	10.1	06/23/2022	001-37625

10.3	Sublease Termination Agreement by and between the Registrant and BioNTech US, Inc., dated as of June 22, 2022	8-K	10.2	06/23/2022	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: August 4, 2022	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Julie Burek
Julie Burek
Vice President, Finance
(Principal Financial and Accounting Officer)