Form 10-Q
period 2022-09-30
Voyager Therapeutics, Inc.
filed 2022-11-08
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2022 was 38,607,346.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;
●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform, our proprietary antibodies, and our vectorized antibody platform;
●	our ability to identify and optimize product candidates and proprietary AAV capsids;
●	our strategic collaboration with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine, from our option and license arrangement with Pfizer Inc., or Pfizer, and from our option and license arrangement with Novartis Pharma AG, or Novartis;
●	our ongoing and planned preclinical development efforts, related timelines and studies;
●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file investigational new drug, or IND, applications for our programs;
●	our estimates regarding expenses, contingent liabilities, future revenues, existing cash resources and capital requirements;
●	our ability to conduct clinical trials compliant with current good clinical practices and to develop a manufacturing capability compliant with current good manufacturing practices for our product candidates;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;
●	our ability to control costs and reprioritize our product candidate pipeline successfully in connection with our strategic initiatives; and
●	the potential impact of the COVID-19 pandemic on our research and development efforts and other business operations.

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

●	We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability. We may not be able to generate sufficient revenue from the commercialization of our product candidates and may never be consistently profitable.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	To date, all of our revenue has been derived from our ongoing collaboration with Neurocrine, from our option and license arrangements with Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis, and from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, or option and license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our AAV gene therapy and other biological therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. Our primary product candidates are in the discovery and preclinical development stages. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates or the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	Our gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our gene therapy and vectorized antibody approaches utilize vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
●	Our future success depends on our ability to retain key members of our management and research and development teams, and to attract, retain and motivate qualified personnel. Our inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.
●	A widespread outbreak of an illness or other health issue could significantly disrupt our operations. The current COVID-19 pandemic and the response to it have had, and we expect they will continue to have, an adverse effect on our business, operations, and future results.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$96,860	$117,433
Marketable securities, current	34,778	15,106
Accounts receivable	10,000	—
Related party collaboration receivable	225	732
Prepaid expenses and other current assets	5,079	3,427
Total current assets	146,942	136,698
Property and equipment, net	18,082	21,920
Deposits and other non-current assets	1,515	1,779
Operating lease, right-of-use asset	15,941	33,458
Total assets	$182,480	$193,855
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,337	$574
Accrued expenses	12,529	10,950
Other current liabilities	2,746	5,571
Deferred revenue, current	56,630	33,886
Total current liabilities	73,242	50,981
Deferred revenue, non-current	7,391	8,210
Other non-current liabilities	22,024	39,609
Total liabilities	102,657	98,800
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock $0.001 par value: 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2022 and December 31, 2021; 38,520,336 and 37,918,395 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	38	38
Additional paid-in capital	450,008	442,259
Accumulated other comprehensive loss	(337)	(138)
Accumulated deficit	(369,886)	(347,104)
Total stockholders’ equity	79,823	95,055
Total liabilities and stockholders’ equity	$182,480	$193,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration revenue	$41,086	$1,482	$42,457	$9,342
Operating expenses:
Research and development	19,337	17,914	46,213	59,767
General and administrative	7,307	8,714	22,518	28,895
Total operating expenses	26,644	26,628	68,731	88,662
Operating income (loss)	14,442	(25,146)	(26,274)	(79,320)
Other income, net:
Interest income	545	121	816	253
Other income (expense)	2,637	(112)	2,676	2,161
Total other income, net	3,182	9	3,492	2,414
Net income (loss)	$17,624	$(25,137)	$(22,782)	$(76,906)
Other comprehensive income (loss)
Net unrealized (loss) gain on available-for-sale securities	27	(2)	(199)	6
Total other comprehensive income (loss)	27	(2)	(199)	6
Comprehensive income (loss)	$17,651	$(25,139)	$(22,981)	$(76,900)

Net income (loss) per share, basic	$0.46	$(0.67)	$(0.59)	$(2.04)
Net income (loss) per share, diluted	$0.45	$(0.67)	$(0.59)	$(2.04)

Weighted-average common shares outstanding, basic	38,507,542	37,780,547	38,292,497	37,623,309
Weighted-average common shares outstanding, diluted	39,570,394	37,780,547	38,292,497	37,623,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	184,217	—	—	—	—	—
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized gain on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(21,649)	(21,649)
Balance at March 31, 2021	37,556,055	$38	$433,849	$(123)	$(297,556)	$136,208
Vesting of restricted stock units	114,412	—	—	—	—	—
Issuance of common stock under ESPP	101,752	—	580	—	—	580
Stock-based compensation expense	—	—	3,871	—	—	3,871
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(30,120)	(30,120)
Balance at June 30, 2021	37,772,219	$38	$438,300	$(126)	$(327,676)	$110,536
Vesting of restricted stock units	9,567	—	—	—	—	—
Stock-based compensation expense	—	—	2,025	—	—	2,025
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(25,137)	(25,137)
Balance at September 30, 2021	37,781,786	$38	$440,325	$(128)	$(352,813)	$87,422

Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	11,484	—	12	—	—	12
Vesting of restricted stock units	312,090	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(21,319)	(21,319)
Balance at March 31, 2022	38,241,969	$38	$444,539	$(223)	$(368,423)	$75,931
Exercises of vested stock options	63,012	—	575	—	—	575
Vesting of restricted stock units	32,165	—	—	—	—	—
Issuance of common stock under ESPP	102,105	—	313	—	—	313
Stock-based compensation expense	—	—	2,460	—	—	2,460
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(19,087)	(19,087)
Balance at June 30, 2022	38,439,251	$38	$447,887	$(364)	$(387,510)	$60,051
Exercises of vested stock options	5,341	—	15	—	—	15
Vesting of restricted stock units	75,744	—	—	—	—	—
Stock-based compensation expense	—	—	2,106	—	—	2,106
Unrealized gain on available-for-sale securities, net of tax	—	—	—	27	—	27
Net income	—	—	—	—	17,624	17,624
Balance at September 30, 2022	38,520,336	$38	$450,008	$(337)	$(369,886)	$79,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities
Net loss	$(22,782)	$(76,906)
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Stock-based compensation expense	6,998	9,670
Depreciation	5,357	3,683
Amortization of premiums and discounts on marketable securities	(23)	324
Other non-cash items	(2,468)	(2,460)
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	—
Related party collaboration receivable	507	6,847
Prepaid expenses and other current assets	(1,652)	1,731
Operating lease, right-of-use asset	3,005	2,265
Other non-current assets	—	69
Accounts payable	763	(42)
Accrued expenses	1,536	(2,912)
Operating lease liabilities	(3,280)	(2,348)
Other non-current liabilities	(151)	—
Deferred revenue	21,925	(4,641)
Net cash used in operating activities	(265)	(64,720)
Cash flow from investing activities
Purchases of property and equipment	(1,558)	(1,262)
Purchases of marketable securities	(54,848)	—
Proceeds from sales and maturities of marketable securities	35,000	72,632
Net cash (used in) provided by investing activities	(21,406)	71,370
Cash flow from financing activities
Proceeds from the exercise of stock options	602	28
Proceeds from the purchase of common stock under ESPP	232	357
Net cash provided by financing activities	834	385
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,837)	7,035
Cash, cash equivalents, and restricted cash beginning of period	119,212	106,219
Cash, cash equivalents, and restricted cash end of period	$98,375	$113,254
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$40	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company dedicated to breaking through barriers in gene therapy and neurology. The Company focuses on leveraging its expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the gene therapy and neurology disciplines, with the goal of either halting or slowing disease progression or reduce symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its adeno-associated virus (“AAV”) based gene therapies that it believes have the potential to safely provide durable efficacy. The Company’s team of experts in the field of AAV gene therapy and neuroscience first identifies and selects diseases in which the Company believes an AAV gene therapy or other biological therapy will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. The Company then engineers and optimizes an AAV vector or other biological therapy for activity in, efficacy in, or delivery to, the targeted tissue or cells.

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. The Company’s team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood brain barrier (“BBB”). The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes that the capsids it discovers through its TRACER discovery platform (“TRACER Capsids”) have the potential to significantly enhance the efficacy and safety of its single dose gene therapies, which it expects to be delivered with targeted surgical delivery or systemic infusions, as compared with conventional capsids.

In addition to leveraging TRACER capsids in potential licensing arrangements, the Company is advancing its own proprietary pipeline of drug candidates for neurological diseases. The Company's three prioritized pipeline programs include: GBA1 gene therapy for Parkinson’s disease, SOD1 gene therapy for amyotrophic lateral sclerosis (ALS), and an anti-tau antibody for Alzheimer’s disease. The Company plans to identify lead development candidates for all three programs between the fourth quarter of 2022 and the first half of 2023, with investigational new drug (IND) filings expected in 2024 and 2025.

In addition to these three lead programs, the Company has a collaboration ongoing with Neurocrine Biosciences, Inc. (“Neurocrine”) to develop a gene therapy for Friedreich's ataxia, which Neurocrine is funding through Phase 1. At that point, the Company has an option to either (1) co-develop and co-commercialize the asset with Neurocrine in the United States under a 60/40 cost and profit-sharing arrangement, 60% to Neurocrine and 40% to the Company, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

The Company’s business strategy focuses on discovering, developing, manufacturing and commercializing its gene therapy and other biological therapy programs. As part of this strategy, the Company has developed core competencies specific to AAV gene therapy and antibody development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as the Company has demonstrated through its ongoing collaboration with Neurocrine under a collaboration agreement that became effective in January 2019 (the “Neurocrine Collaboration Agreement”), or out-licensing activities including option and license agreements related to the TRACER capsids such as the Company’s October 2021 option and license agreement with Pfizer Inc. (“Pfizer”), pursuant to which Pfizer exercised an option effective as of September 30, 2022, and the Company’s March 2022 option and license agreement with Novartis Pharma AG (“Novartis”). The Company believes there is an ongoing opportunity for option and license transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for the Company’s own programs and option and license transactions, the Company has retained to date, and expects to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular optionee’s or licensee’s transgenes.

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

The Company has a history of incurring annual net operating losses. As of September 30, 2022, the Company had an accumulated deficit of $369.9 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company (collectively, “AbbVie”), and its ongoing collaboration with Neurocrine, its option and license agreement with Pfizer, and its option and license agreement with Novartis.

As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $131.6 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at September 30, 2022, together with amounts expected to be received as reimbursement for development costs under the Neurocrine Collaboration Agreement, and the Pfizer option exercise payment of $10.0 million received in the fourth quarter of 2022 will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into 2024.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2022	(in thousands)
Money market funds included in cash and cash equivalents	$93,043	$93,043	$—	$—
Marketable securities - U.S. Treasury notes	34,778	34,778	—	—
Total	$127,821	$127,821	$—	$—
December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	$100,305	$—	$—
Marketable securities - U.S. Treasury notes	15,106	15,106
Total	$115,411	$115,411	$—	$—

The Company measures the fair value of money market funds and U.S. Treasury notes based on quoted prices in active markets for identical securities.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at September 30, 2022 and December 31, 2021:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of September 30, 2022
Money market funds included in cash and cash equivalents	$93,043	$—	$—	$93,043
Marketable securities - U.S. Treasury notes	34,987	—	(209)	34,778
Total money market funds and marketable securities	$128,030	$—	$(209)	$127,821
As of December 31, 2021
Money market funds included in cash and cash equivalents	$100,305	$—	$—	$100,305
Marketable securities - U.S. Treasury notes	15,117	—	(11)	15,106
Total money market funds and marketable securities	$115,422	$—	$(11)	$115,411

All of the Company’s marketable securities as of September 30, 2022 have a contractual maturity of one year or less.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive income (loss). Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company held $30.0 million and $15.1 million marketable securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively, and held $5.0 million marketable securities that were in an unrealized gain position as of September 30, 2022. No marketable securities were in an unrealized gain position as of December 31, 2021. The unrealized losses at September 30, 2022 and December 31, 2021 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$96,860	$117,433
Restricted cash included in deposits and other non-current assets	1,515	1,779
Total cash, cash equivalents, and restricted cash	$98,375	$119,212

5. Accrued expenses

Accrued expenses as of September 30, 2022 and December 31, 2021 consist of the following:

	As of September 30,	As of December 31,
	2022	2021

	(in thousands)
Employee compensation costs	$3,585	$5,022
Research and development costs	7,768	3,719
Professional services	675	727
Accrued goods and services	501	1,482
Total	$12,529	$10,950

6. Lease obligation

Operating Leases

As of September 30, 2022, the Company has a lease for office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026 and a lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031.

In September 2021, the Company entered into an agreement with BioNTech US, Inc. (“BioNTech US”) to sublease part of the office and laboratory space leased by the Company at 75 Sidney Street in Cambridge, Massachusetts (the “Sublease Agreement”) at that time. The sublease term was for approximately 3.3 years. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset as a result of the sublease and accounted for the sublease as a separate lease.

On June 22, 2022 the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) and terminated the lease for office and laboratory space at 75 Sidney Street (the “75 Sidney Street Lease”), effective immediately. The 75 Sidney Street Lease was previously scheduled to terminate, in accordance with its terms, on November 30, 2026. In connection with the Lease Termination Agreement, the Company also entered into a Sublease Termination Agreement (the “Sublease Termination Agreement”) and terminated the Sublease Agreement with BioNTech US. The Company did not incur any termination penalties in connection with the Lease Termination Agreement or Sublease Termination Agreement. The Company derecognized the related right-of-use asset of approximately $14.5 million and the operating lease liabilities of $17.0 million, accordingly, resulting in a gain of $2.5 million in the three-month period ended June 30, 2022.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $1.5 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and are included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

During the three and nine months ended September 30, 2022, the Company incurred lease expenses of $1.0 million and $3.8 million, respectively, for operating leases. During the three and nine months ended September 30, 2021, the Company incurred lease expenses of $1.7 million and $5.4 million, respectively, for operating leases. As of September 30, 2022, the weighted average remaining lease term was 6.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Operating sublease income	$—	$204	$1,380	$204

7. Other liabilities

As of September 30, 2022 and December 31, 2021, other current and non-current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2022	2021

	(in thousands)
Other current liabilities
Lease liability	2,746	5,571
Total other current liabilities	$2,746	$5,571

Other non-current liabilities
Lease liability	$21,024	$38,608
Other	1,000	1,001
Total other non-current liabilities	$22,024	$39,609

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

During the year ended December 31, 2021, the Company incurred restructuring costs of approximately $2.6 million, which consists of severance-related costs. Substantially all costs have been paid as of September 30, 2022.

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

Upon the occurrence of a Transition Event for each Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. As a result of Neurocrine’s termination of the Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the Transition Event with respect to the VY-AADC Program is no longer applicable. The Transition Events for the remaining programs are (i) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (ii) with respect to each Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the U.S. Food and Drug Administration (the “FDA”) by Neurocrine for the first development candidate in such Discovery Program. For the FA Program, the Company was granted the option (the “FA Co-Co Option”) to co-develop and co-commercialize the FA Program upon the occurrence of a specified event (a “FA Co-Co Trigger Event”). The Company agreed, upon its exercise of the FA Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine (the “FA Co-Co Agreement”), and (i) jointly develop and commercialize the Collaboration Products for the FA Program (“FA Collaboration Products”), (ii) share in its costs, profits and losses, and (iii) forfeit certain milestones and royalties on net sales in the United States during the effective period of the FA Co-Co Agreement. The FA Co-Co Trigger Event is the receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate.

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

Under the Neurocrine Collaboration Agreement, the parties committed to agree on a list of up to eight target genes (the “Targets”) from which Neurocrine had the right to nominate Targets for the two Discovery Programs. The Company and Neurocrine completed the nomination process, and the JSC has approved the two Targets for development under the Discovery Programs. The two Targets are currently under development.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the Transition Events associated with each Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2021, the Company further revised the estimate of the expected reimbursement to approximately $80.0 million based on expectations resulting from decisions made at the JSC meeting in the fourth quarter of 2021, which are expected to result in significantly less research and development services being provided by the Company under the Neurocrine Collaboration Agreement. As of September 30, 2022, the estimate of the expected reimbursement is $79.4 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the Neurocrine Collaboration Agreement. The reimbursement of research services is considered to be at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. The total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of September 30, 2022:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,863
FA Program	16,938
Discovery Program 1	5,236
Discovery Program 2	3,372
Total	$79,409

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

During the three and nine months ended September 30, 2022, the Company recognized $1.1 million and $2.5 million, respectively, of revenue associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable. During the three and nine months ended September 30, 2021, the Company recognized $1.5 million and $9.3 million of revenue, respectively, associated with its collaboration with Neurocrine related to research and development services performed during the period and the corresponding cost reimbursement receivable.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities during the nine months ended September 30, 2022:

	Balance at			Balance at
	December 31, 2021	Additions	Deductions	September 30, 2022

	(in thousands)
Related party collaboration receivable	$732	$583	$(1,090)	$225
Contract liabilities:
Deferred revenue	$12,096	$-	$(2,075)	$10,021

The change in the receivable balance for the nine months ended September 30, 2022 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period.

Costs incurred relating to the Company’s collaboration programs under the Neurocrine Collaboration Agreement consist of internal and external research and development costs, which primarily include: salaries and benefits, laboratory supplies, preclinical research studies, clinical studies, consulting services, and commercial development. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2022.

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

Pfizer Option and License Agreement

Summary of Agreement

On October 1, 2021, the Company entered into an option and license agreement with Pfizer (the “Pfizer Agreement”), pursuant to which the Company has granted Pfizer options to receive an exclusive license (the “Pfizer License Options”) to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes (the “Pfizer Transgenes”). Under the terms of the Pfizer Agreement, during an initial research term that ended as of October 1, 2022 (the “Pfizer Research Term”) Pfizer had the right to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system (“CNS”) and cardiovascular diseases.

During the Pfizer Research Term, the Company agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. Further, during the Pfizer Research Term the Company agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the Pfizer Research Term for all such capsid candidates. Pfizer had the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a Pfizer License Option with respect to such capsid candidate. Pfizer had the right to exercise up to two Pfizer License Options, provided that it could exercise only one Pfizer License Option for each Pfizer Transgene.

Effective as of September 30, 2022, Pfizer exercised its Pfizer License Option with respect to a capsid for the specified Pfizer Transgene for potential treatment of a rare neurological disease. Pfizer did not exercise its option to license a capsid for the potential treatment of a cardiovascular disease. As result, Pfizer’s right to exercise a Pfizer License Option for a cardiovascular disease has terminated in accordance with the terms of the Pfizer Agreement and all rights to capsids for that cardiovascular disease have reverted to the Company. Pfizer’s exercise of a Pfizer License Option extends the Pfizer Research Term to October 1, 2024, during which period the Company may, at its sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of the rare neurological disease associated with the exercise of the applicable Pfizer License Option.

Pursuant to the exercise of the Pfizer License Option, the Company granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the corresponding Pfizer Transgene (the “Pfizer Licensed CNS Products”). Until October 1, 2024, while the Company is not obligated to conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of rare neurological diseases, it has agreed to continue to disclose to Pfizer, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Pfizer may, during the Pfizer Research Term, conduct additional evaluations of such capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the Pfizer License Option.

Under the Pfizer Agreement, Pfizer is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Pfizer Licensed CNS Products. Pfizer is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Pfizer Licensed CNS Product for which Pfizer has exercised its Pfizer License Option in (i) the United States and (ii) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which is referred to as a “Pfizer Major Market Country”), subject to certain limitations. Pfizer is also required to use commercially reasonable efforts to commercialize each Pfizer Licensed CNS Product in the United States and at least one Pfizer Major Market Country where Pfizer or its designated affiliates or sublicensees has received regulatory approval for such Pfizer Licensed CNS Product, subject to certain limitations.

Under the terms of the Pfizer Agreement, Pfizer paid the Company an upfront payment of $30.0 million in October 2021. Following the exercise of the Pfizer License Option, Pfizer is obligated to pay the Company a fee of $10.0 million and the Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Pfizer Licensed CNS Product to achieve the corresponding milestone. On a Pfizer Licensed CNS Product-by-Pfizer Licensed CNS Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Pfizer Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Pfizer Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Pfizer Agreement, each the Company and Pfizer owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Pfizer Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Pfizer Agreement and in the course of the Company’s and Pfizer’s activities under the Pfizer Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, the Company agreed (i) during the Pfizer Research Term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under the Company’s rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (ii) after Pfizer’s exercise of a Pfizer License Option, not to grant any third party or affiliate any right or license under the Company’s patents to exploit any licensed capsid in combination with any Pfizer Transgene.

Unless earlier terminated, the Pfizer Agreement expires on the expiration of the last-to-expire royalty term with respect to all Pfizer Licensed CNS Products in all countries. Subject to a cure period, either party may terminate the Pfizer Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Pfizer may also terminate the Pfizer Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s noncompliance with certain anti-bribery or anti-corruption covenants. Pfizer may also terminate the Pfizer Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Pfizer, the licenses that the Company has granted to Pfizer under the Pfizer Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Pfizer under such licenses had the Pfizer Agreement remained in effect would be substantially reduced.

Accounting Analysis

The Company assessed the promised goods and services under the Pfizer Agreement, in accordance with ASC 606, and determined that the Pfizer Agreement contains two performance obligations consisting of two material rights, one for each of the Pfizer License Options. The Company concluded that each Pfizer License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the Pfizer License Option at the specified exercise fee. Upon the exercise of a Pfizer License Option, until October 1, 2024, while the Company is not obligated to conduct additional research activities upon option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Pfizer, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Pfizer may, conduct additional evaluations of such capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the Pfizer License Option. The Company determined that this promise to provide Pfizer the ability to evaluate and potentially substitute other capsid candidates for the capsid it previously elected to license when it exercised the Pfizer License Option, if and when available, is an additional performance obligation in the arrangement (“the Pfizer Substitution Right Performance Obligation”).

The Company received a nonrefundable, upfront payment of $30.0 million as consideration under the Pfizer Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the Pfizer License Option or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

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

The amount allocated to each material right was initially recorded as deferred revenue.

During the three and nine months ended September 30, 2022, the Company recognized $40.0 million in collaboration revenue related to the Pfizer Agreement. Of this $40.0 million, $25.0 million is attributable to the exercise of the first material right for the Pfizer License Option for a rare neurological disease and includes the option exercise fee of $10.0 million. The remaining $15.0 million is attributable to the expiration of the second material right associated with the Pfizer License Option for a cardiovascular disease.

Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022 (the “Novartis Effective Date”), the Company entered into an option and license agreement with Novartis (the “Novartis Agreement”). Pursuant to the Novartis Agreement, the Company has granted Novartis options (the “Novartis License Options”) to license TRACER capsids (“Novartis Licensed Capsids”) for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets (the “Novartis Payloads”).

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

Under the Novartis Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. In the event Novartis exercises a Novartis License Option, Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (i) the United States and (ii) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which, a “Novartis Major Market Country”), subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Novartis Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

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

Under the terms of the Novartis Agreement, Novartis paid the Company an upfront payment of $54.0 million. Novartis has also agreed to pay the Company a fee of $18.0 million per Additional Novartis Target it elects to add to the collaboration and, upon each exercise of a Novartis License Option, an option exercise fee of $12.5 million. Following each exercise of a Novartis License Option, the Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first corresponding Novartis Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Novartis Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the Novartis Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the Novartis Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Novartis Agreement and in the course of the parties’ activities under the Novartis Agreement will follow inventorship under U.S. patent law.

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

Unless earlier terminated, the Novartis Agreement expires on the earlier to occur of (i) the first anniversary of the Novartis Effective Date , if no Novartis License Option is exercised, and (ii) the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries if at least one Novartis License Option is exercised. Subject to a cure period, either party may terminate the Novartis Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the Novartis Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the Novartis Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company.

Upon certain terminations for cause by Novartis, the licenses granted by the Company to Novartis under the Novartis Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis Agreement remained in effect would be substantially reduced.

Accounting Analysis

The Company assessed the promised goods and services under the Novartis Agreement, in accordance with ASC 606, and determined that the Novartis Agreement contains three performance obligations consisting of three material rights, one for each of the Novartis License Options. The Company concluded that each Novartis License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the Novartis License Option at the specified exercise fee. Upon the exercise of a Novartis License Option, until March 4, 2025, while the Company is not obligated to conduct additional research activities upon any option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Novartis, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available.

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

The Company received a nonrefundable, upfront payment of $54.0 million as consideration under the Novartis Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the Novartis License Options or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

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

During the three and nine months ended September 30, 2022, the Company did not recognize any revenue related to the Novartis Agreement. As of September 30, 2022, the entire transaction price of $54.0 million is recorded as deferred revenue, current in the accompanying consolidated balance sheet.

License Agreement with Touchlight IP Limited

On November 3, 2022, the Company and Touchlight IP Limited (“Touchlight”) entered into a license agreement (the “Touchlight License Agreement”) to authorize historical use by the Company of a certain DNA preparation process (“Subject DNA Preparation Process”), and to authorize the prospective exploitation of TRACER Capsids created with the use of the Subject DNA Preparation Process.

The terms of the Touchlight License Agreement include a one-time, non-refundable technology access fee of $5.0 million, payable to Touchlight during the fourth quarter of 2022. As of September 30, 2022, the Company determined that this technology access fee was a probable liability that could be reasonably estimated in accordance with ASC 450 Contingencies as of such date. The Company recorded the $5.0 million charge during the third quarter of 2022, accordingly.

The terms of the Touchlight License Agreement also include future milestone payments and low single-digit royalties payable to Touchlight if the Company or its program collaborators or licensees choose to utilize in a therapeutic product TRACER Capsids that were created with the historical use of the Subject DNA Preparation Process. Additionally, the Company is obligated to pay low single-digit royalties to Touchlight on future payments the Company receives in connection with licensing of TRACER capsids that were created with the historical use of the Subject DNA Preparation Process, excluding the licensing of or collaboration on any Company therapeutic programs.

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

Litigation

The Company was not a party to any material legal matters or claims as of September 30, 2022 or December 31, 2021. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2022 or December 31, 2021.

9. Stock-based compensation

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

The remaining 352,941 of the shares issued were subject to vesting upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. These performance conditions were tied to certain milestone events specific to the Company’s corporate goals, including but not limited to preclinical and clinical development milestones related to the Company’s product candidates. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. Management concluded that the achievement of the performance milestone associated with the performance-based award for one Founder had been met during 2016.

In December 2019, the Company modified one of the remaining Founder performance awards, repurchasing 58,823 shares of common stock previously issued to this Founder. Additionally, the Company modified the award to vest solely based on time rather than on performance. The Company revalued the award at the modification date and is recognizing expense on a straight-line basis over the three-year vesting period from the modification date.

In July 2022, the Company modified the last remaining Founder performance award, repurchasing 72,647 shares of common stock previously issued to this Founder. Additionally, the Company modified the award to vest solely based on time rather than on performance. The Company revalued the award at the modification date and is recognizing expense on a straight-line basis over the two-year vesting period. Stock-based compensation related to the modification of this award was less than $0.1 million for both the three and nine months ended September 30, 2022.

Inducement Awards

During the three and nine months ended September 30, 2022, the Company issued to two executives non-statutory stock options to purchase an aggregate of 276,000 shares of the Company’s common stock outside of the Company’s 2015 Stock Option Plan as an inducement material to such executive’s acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Each stock option vests over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the effective date of the award and the remaining 75% of the shares underlying the award vesting in 36 equal monthly installments following the first anniversary of the effective date of the award.

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Research and development	$588	$702	$2,170	$3,409
General and administrative	1,601	1,375	4,828	6,261
Total stock-based compensation expense	$2,189	$2,077	$6,998	$9,670

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Stock options	$1,357	$1,372	$4,452	$6,375
Restricted stock awards and units	748	651	2,382	3,018
Employee stock purchase plan awards	84	54	164	277
Total stock-based compensation expense	$2,189	$2,077	6,998	9,670

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2021	806,379	$7.26
Granted	770,580	$3.89
Vested	(419,999)	6.71
Forfeited	(215,685)	$4.96
Unvested restricted stock units as of September 30, 2022	941,275	$5.27

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. All of the restricted stock units granted in the nine months ended September 30, 2022 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $0.7 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. The stock-based compensation expense related to restricted stock units and awards was $0.7 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $3.3 million, which is expected to be recognized over the remaining average vesting period of 1.9 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2022:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2021	5,013,193	$12.69	5.6	$1,165
Granted	3,504,675	$5.14
Exercised	(79,837)	$7.56
Cancelled or forfeited	(2,358,960)	$13.22
Outstanding at September 30, 2022	6,079,071	$8.20	8.1	$5,693
Exercisable at September 30, 2022	2,581,363	$10.85	6.4	$1,838

As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $13.5 million which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

10. Net income (loss) per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to include them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted common stock awards	64,608	156,863	64,608	156,863
Unvested restricted common stock units	523,627	947,265	941,275	947,265
Outstanding stock options	5,433,867	5,406,072	6,079,071	5,406,072
Total	6,022,102	6,510,200	7,084,954	6,510,200

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except share data)
Numerator:
Net income (loss)	$17,624	$(25,137)	$(22,782)	$(76,906)
Denominator for basic net income (loss) per share:
Weighted average shares outstanding-basic	38,507,542	37,780,547	38,292,497	37,623,309
Denominator for diluted net income (loss) per share:
Weighted average shares outstanding-basic	38,507,542	37,780,547	38,292,497	37,623,309
Common stock options and restricted stock units	1,062,852	—	—	—
Weighted average shares outstanding-diluted	39,570,394	37,780,547	38,292,497	37,623,309

Basic net loss per share for the nine months ended September 30, 2022 and 2021, and for the three months ended September 30, 2021, is the same as diluted net loss per share as shown on the Company’s condensed consolidated statement of operations.

11. Related-party transactions

During the three and nine months ended September 30, 2022, the Company received scientific advisory board and other scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2022, was $93,600 and $185,925, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2021 was $30,000 and $120,000, respectively.

During the nine months ended September 30, 2022, the Company received advisory services related to strategic planning, operations, and management from Alfred Sandrock, M.D., Ph.D., the Company’s current President and Chief Executive Officer and a member of the Company’s Board of Directors, before he commenced service in the capacity of President and Chief Executive Officer in March 2022. The total amount of fees paid to Dr. Sandrock for services provided was $60,000 for the nine months ended September 30, 2022.

Under the Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of September 30, 2022, the Company had approximately $0.2 million in related party collaboration receivables associated with Neurocrine.

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

Overview

We are a biotechnology company dedicated to breaking through barriers in gene therapy and neurology. The potential of both disciplines has been constrained by delivery challenges; we are leveraging expertise in capsid discovery and neuropharmacology to address these constraints. Our gene therapy platforms enable us to engineer, optimize, manufacture and deliver adeno-associated virus, or AAV, based gene therapies that we believe have the potential to safely provide durable efficacy. Our team of experts in the field of AAV gene therapy and neuroscience first identifies and selects diseases in which we believe an AAV gene therapy or other biological therapy will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. We then engineer and optimize an AAV vector or other biological therapy for activity in, efficacy in, or delivery to, the targeted tissue or cells.

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood brain barrier, or BBB. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe that capsids we discover through our TRACER discovery platform, which we refer to as TRACER capsids, have the potential to significantly enhance the efficacy and safety of our single dose gene therapies, which we expect to be delivered with targeted surgical delivery or systemic infusions, as compared with conventional capsids.

We are also applying the TRACER discovery platform to generate targeted capsid variant libraries for the selection of capsids with tropism and transduction in additional cell and tissue types. We are actively engaged in discussions with multiple parties to make TRACER capsids available to third parties for use in their drug development programs through potential option and license and other arrangements.

In addition to leveraging TRACER capsids in potential licensing arrangements, we are advancing our own proprietary pipeline of drug candidates for neurological diseases. Our three prioritized pipeline programs include: glucocerebrosidase 1, or GBA1, gene therapy for Parkinson’s disease, superoxide dismutase 1, or SOD1, gene therapy for amyotrophic lateral sclerosis, or ALS, and an anti-tau antibody for Alzheimer’s disease. We plan to identify lead development candidates for all three programs between the fourth quarter of 2022 and the first half of 2023, with investigational new drug, or IND, filings expected in 2024 and 2025.

In addition to these three lead programs, we have a collaboration ongoing with Neurocrine Biosciences, Inc., which we refer to as Neurocrine, to develop a gene therapy for Friedreich's ataxia, which Neurocrine is funding through Phase 1. At that point, we have an option to either (1) co-develop and co-commercialize the asset with Neurocrine in the United States under at a 60/40 cost and profit-sharing arrangement, 60% to Neurocrine and 40% to us, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

Our business strategy focuses on discovering, developing, manufacturing and commercializing our gene therapy and other biological therapy programs. As part of this strategy, we have developed core competencies specific to AAV gene therapy development and manufacturing. This business strategy also includes business development activities that may include in-licensing activities or partnering certain programs in specific geographies with collaborators, as we have demonstrated through our ongoing collaboration with Neurocrine or out-licensing activities including option and license agreements related to our TRACER capsids with Pfizer Inc., which we refer to as Pfizer, and with Novartis Pharma, AG, which we refer to as Novartis. We believe there is an ongoing opportunity for option and license transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for both our own programs and option and license transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular optionee’s or licensee’s transgenes. Since our inception, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological and other diseases to pursue, advancing our product candidates including delivery and manufacturing, and conducting preclinical studies and early-phase clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales, and all of our current product candidates are in the discovery and preclinical development stages.

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, and fees, milestone payments, and cost reimbursements associated with our strategic collaborations, including our prior collaboration with Sanofi Genzyme Corporation, or the Sanofi Genzyme Collaboration, which commenced in February 2015 and was terminated in June 2019, our prior collaboration with AbbVie Biotechnology Ltd. focusing on tau-related disease, or the AbbVie Tau Collaboration, which commenced in February 2018 and was terminated in August 2020, our prior collaboration with AbbVie Ireland Unlimited Company focusing on pathological species of alpha-synuclein, or the AbbVie Alpha-Synuclein Collaboration, which commenced in February 2019 and was terminated in August 2020, our ongoing collaboration with Neurocrine, which commenced in March 2019, our option and license agreement with Pfizer, which commenced in October 2021, and our option and license agreement with Novartis, which commenced in March 2022. We refer to our collaboration agreement with Neurocrine as the Neurocrine Collaboration Agreement. We refer to our option and license agreement with Pfizer as the Pfizer Agreement, and to our option and license agreement with Novartis as the Novartis Agreement.

We remain interested in advancing our other programs and are pursuing additional product candidates in the discovery and preclinical stages of development, including our second-generation program for the treatment of Huntington’s disease, our program for the treatment of spinal muscular atrophy, or SMA, and our program for the treatment of human epidermal growth factor receptor positive, or HER2+, brain metastases. We are evaluating opportunities to do so via collaborative partnership, and will continue to conduct preclinical research for our second-generation program for the treatment of Huntington’s disease and our program for the treatment of HER2+ brain metastases. We expect to continue to conduct early preclinical research for our second-generation program for the treatment of SMA as we seek a collaborative partner for the program.

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

Our pipeline of prioritized gene therapy and other biological therapy programs, all of which are in preclinical development, is summarized in the table below:

*Early research programs include vHER2 vectorized antibody for brain metastases from metastatic breast cancer and HTT gene therapy for Huntington’s disease.

**After Phase 1, Voyager has an option to co-develop/co-commercialize the FA program in the U.S., with 40% of the cost/profit allocated to Voyager and 60% to Neurocrine, or to grant Neurocrine global commercial rights.

Overview of Our Pipeline

We have leveraged our TRACER discovery platform and other gene therapy platforms, our expertise with proprietary antibodies, and our vectorized antibody platform to assemble a pipeline of proprietary AAV gene therapies and passive and vectorized antibodies for the treatment of neurological and other diseases with high unmet medical need. Depending on the disease, our current AAV gene therapies will use a gene replacement or gene silencing approach, and our current antibodies will use a passive administration or vectorized delivery approach. Our goal is to address the underlying cause or the predominant manifestations of specific diseases by significantly increasing or decreasing expression of the relevant proteins in targeted tissues.

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

At the American Society of Gene & Cell Therapy 25th Annual Meeting in May 2022, or the ASGCT 2022 Meeting, we presented new preclinical data on several families of TRACER capsids. We presented preclinical results for an AAV9-derived TRACER capsid, VCAP-102, which demonstrated 50-fold better transduction in mice and 60-fold better transduction in NHPs, compared to conventional AAV9 capsids, following intravenous administration. We believe demonstrating equivalent cross-species functionality is important to increasing a capsid’s potential for translation into humans. The study also demonstrated that VCAP-102 and other TRACER capsids showed preferential tropism for glial cells in mice, which may facilitate addressing CNS indications that would benefit from non-neuronal cell transduction. We also presented preclinical data for an AAV5-derived TRACER capsid with enhanced CNS transduction across species. AAV5 capsids have a reduced prevalence of preexisting neutralizing antibodies, but conventional AAV5 capsids do not have sufficient CNS transduction to be used effectively for gene therapies targeting the CNS. Our AAV5-derived TRACER capsid showed 20-fold higher brain transduction and five-fold higher spinal cord transduction compared to conventional AAV9 in NHPs and improved transduction in multiple CNS regions and cell types in NHPs with partial de-targeting of the dorsal root ganglia.

At the European Society of Gene & Cell Therapy 29th Annual Congress in October 2022, or the ESGCT 2022 Meeting, we presented new preclinical data demonstrating the potential for ultra-low dosing with an AAV9-derived TRACER capsid family. In the relevant dose-response NHP study, a TRACER capsid achieved high levels of BBB penetration and CNS target engagement when administered in the range of 2e12 vector genomes per kilogram, or VG/kg, to 2e13 VG/kg, which is 2% to 20% of the dose used in current approved intravenous gene therapies. Intravenous delivery of doses of 2e12 VG/kg and higher were sufficient to achieve widespread and potentially therapeutically relevant CNS transduction and supra-physiological mRNA expression of a model transgene, and expression in the liver and dorsal root ganglia was confirmed to be at or near background levels at these doses. These data collectively suggest that the relevant TRACER capsid shows strong effect at well-tolerated doses, potentially addressing the narrow therapeutic windows and subsequent toxicity issues that have hampered the gene therapy field.

We have identified a highly conserved membrane protein as the primary cell surface attachment receptor used by our VCAP-101/102 TRACER capsid family. We presented preclinical data regarding this discovery at the ESGCT 2022 Meeting. In addition to demonstrating direct binding to the human isoform of this receptor, our experiments have demonstrated that overexpression of the human or murine orthologs of this receptor mediates improved transduction with AAV in cultured cells, supporting a conserved cross-species mechanism of action of transduction of this BBB-penetrant TRACER capsid. Further, the specificity of this AAV-to-receptor interaction is supported by experiments demonstrating that pharmacological manipulation of the receptor functionally impacts cellular transduction by the capsid, and that inhibition of the receptor translocation to the cell surface negates the positive effect on transduction. Expression of this receptor has been confirmed in rodent, NHP, and human endothelial cells and multiple other CNS cell types. Accordingly, we believe that the characterization of this receptor and confirmation that VCAP-101 and VCAP-102 capsids can bind to the human isoform of the receptor increases the probability that the TRACER capsid will cross the BBB in humans. We expect the discovery of this receptor to support the clinical translatability of this TRACER capsid toward human application, and inform our approach to the design of future TRACER capsids for intravenous delivery. We also intend to explore whether this receptor has the potential to enable intravenous delivery to the CNS for other therapeutic modalities such as proteins, antibodies, and oligonucleotides.

We are actively engaged in discussions to make TRACER capsids available to third parties for use in their drug development programs through potential option and license and other arrangements. We believe there is significant opportunity for option and license transactions related to our TRACER capsids. To maximize the potential of our TRACER capsids for both our own programs and option and license transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with the optionee’s or licensee’s transgenes.

Pfizer Option and License Agreement

In October 2021, we entered into the Pfizer Agreement, pursuant to which we have granted Pfizer options to receive an exclusive license, or the Pfizer License Options, to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, which we refer to as the Pfizer Transgenes. Under the terms of the Pfizer Agreement, during an initial research term that ended as of October 1, 2022, or the Pfizer Research Term, Pfizer had the right to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective CNS and cardiovascular diseases.

During the Pfizer Research Term, we agreed to provide Pfizer with certain quantities of materials encoding specified existing capsids for Pfizer’s evaluation. Further, during the Pfizer Research Term, we agreed to disclose to Pfizer, on a rolling basis, the performance characteristics identified during the Pfizer Research Term for all such capsid candidates. Pfizer had the right, in its sole discretion, to select any capsid candidate for evaluation to determine its interest in exercising a Pfizer License Option with respect to such capsid candidate. Pfizer had the right to exercise up to two Pfizer License Options, provided that it could exercise only one Pfizer License Option for each Pfizer Transgene.

Effective as of September 30, 2022, Pfizer exercised a Pfizer License Option with respect to a capsid for the specified Pfizer Transgene for potential treatment of a rare neurological disease. Pfizer did not exercise its option to license a capsid for the potential treatment of a cardiovascular disease. As result, Pfizer’s right to exercise a Pfizer License Option for a cardiovascular disease has terminated in accordance with the terms of the Pfizer Agreement and all rights to capsids for that cardiovascular disease have reverted to us. Pfizer’s exercise of a Pfizer License Option extends the Pfizer Research Term to October 1, 2024, during which period we may, at our sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of the rare neurological disease associated with the exercise of the applicable Pfizer License Option.

Effective September 30, 2022, pursuant to the exercise of the Pfizer License Option for a rare neurological disease, we granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the corresponding Pfizer Transgene, or the Pfizer Licensed CNS Products. Pfizer may, during the Pfizer Research Term, conduct additional evaluations of capsid candidates and has the right to substitute any other capsid candidate for the capsid it previously elected to license when it exercised the Pfizer License Option.

Novartis Option and License Agreement

In March 2022, we entered into the Novartis Agreement, pursuant to which we have granted Novartis options, which we refer to as the Novartis License Options, to license novel capsids generated from our TRACER discovery platform, or Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Payloads.

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

The FA Program is currently in preclinical development. We and Neurocrine are evaluating the potential use of our TRACER capsids in the context of the FA Program to allow for enhanced transduction across the disease target tissues. If we and Neurocrine successfully identify a development candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

We and Neurocrine have nominated targets for the two Discovery Programs, the joint steering committee has approved those targets for development under the Discovery Programs, and the two targets are currently under development.

GBA1 Gene Replacement Program for the Treatment of Parkinson’s Disease

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER capsid to treat diseases linked to GBA1 mutations via a gene replacement approach. Our lead indication for this gene therapy is Parkinson’s disease with GBA1 mutations. Mutations in GBA1, the gene encoding the lysosomal enzyme glucocerebrosidase, or GCase, are the most common genetic risk factor for synucleinopathies such as Parkinson’s disease. Parkinson’s disease is among the most common neurodegenerative diseases, impacting about one million patients in the United States and more than 10.0 million patients worldwide. Up to 10% of Parkinson’s disease patients have a GBA1 mutation, and these mutations increase the risk of Parkinson’s disease by approximately 20-fold. GBA1 mutations decrease the expression of GCase, leading to the accumulation of GCase substrates and alpha-synuclein aggregates, which is thought to be toxic to neurons.

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

At the ASGCT 2022 Meeting, we presented preclinical data demonstrating CNS target engagement and delivery of therapeutically relevant levels of GCase in a GBA loss of function mouse model, as well as sustained expression for three or more months following intravenous administration.

SOD1 Gene Silencing Program for the Treatment of ALS

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER capsid to treat ALS caused by the SOD1 mutation via a gene silencing approach. SOD1 ALS is typically fatal within approximately three years of diagnosis and impacts approximately 800 patients in the United States, 1,000 patients in the European Union, and 500 patients in Japan. SOD1 mutations in ALS patients are thought to cause a toxic gain-of-function that leads to the degeneration of motor neurons along the entire length of the spinal cord, the brainstem, and the upper motor neurons in the cerebral cortex. We believe that a therapeutic delivering a highly potent small interfering RNA, or siRNA, construct via intravenous administration of an AAV gene therapy with a vectorized siRNA may enable broad CNS knockdown of SOD1, potentially slowing the decline of functional ability in ALS patients with the SOD1 mutation. We believe that a Phase 1 clinical trial to demonstrate reduction in SOD1 in cerebrospinal fluid and neurofilament light chain in plasma will provide evidence of target engagement and the attenuation of motor neuron loss, respectively.

At the ASGCT 2022 Meeting, we presented preclinical data demonstrating robust SOD1 knockdown in all levels of the spinal cord and significant improvements in motor performance, body weight, and survival in an SOD1-ALS mouse model following intravenous delivery of a vectorized siRNA using a mouse BBB-penetrant capsid.

Anti-Tau Antibody Program for the Treatment of Alzheimer’s Disease

We are developing proprietary antibodies that selectively target pathological tau to treat tauopathies and our lead indication is Alzheimer’s disease. We have maintained a long-standing focus on developing proprietary and complimentary approaches to disrupt the progression of tau pathology believed to be central to Alzheimer’s disease and other tauopathies. Reduction of toxic tau aggregates may slow disease progression and cognitive decline in these diseases. We are exploring both passive administration and vectorized delivery utilizing our BBB-penetrant TRACER capsids with our anti-tau antibody. Our anti-tau antibodies have differentiated properties including improved targeting of specific regions of tau protein that could offer an improved profile compared to first-generation approaches. We believe that our antibody targeting the C-terminus is highly differentiated from other approaches. Further, we believe that following the clearance of an IND application, clinical assessments utilizing positron emission tomography (PET) imaging of human tau, together with measuring plasma and cerebrospinal fluid biomarkers, have the potential to enable an efficient and accelerated demonstration of human proof-of-biology.

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

Vector Engineering and Optimization

The key components of an AAV vector include: (i) the capsid; (ii) the therapeutic gene, or transgene; and (iii) payload control elements, including the promoter or other DNA sequences that modulate the expression of the transgene. We have advanced or intend to advance our multiple preclinical programs towards selection of lead clinical candidates using AAV vectors that we believe are best suited for each of our programs either through use of our existing capsids, through exercising a non-exclusive worldwide commercial license to capsid sequences covered by third parties, or by engineering or optimizing TRACER capsids. We have also built, or intend to build, capabilities to design, screen, and advance genetic sequences within our AAV vectors, including transgenes and payload control elements, to create optimized therapeutic candidates for each of our preclinical programs.

Accumulated Deficit

We have a history of incurring significant losses. Our net loss was $22.8 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $369.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	continue to develop our proprietary antibodies and vectorized antibody platform;
●	enter into option and license agreements regarding our TRACER capsids, such as the Pfizer Agreement and the Novartis Agreement;
●	conduct preclinical development activities and initiate IND-enabling studies and clinical trials in connection with our tau antibody program, our GBA1 gene therapy program, and our SOD1 ALS gene therapy program;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;

●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts;
●	continue to operate as a public company; and
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the nine months ended September 30, 2022, we recognized $40.0 million of collaboration revenue from the Pfizer Agreement and $2.5 million of collaboration revenue from the Neurocrine Collaboration.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of the Neurocrine Collaboration Agreement, the Pfizer Agreement, and the Novartis Agreement, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the foreseeable future, we expect substantially all of our revenue will be generated from the Neurocrine Collaboration Agreement, the Pfizer Agreement, the Novartis Agreement, and any other strategic collaborations and out-licensing arrangements we may enter into. If our development efforts are successful, we may also generate revenue from product sales in the future.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our programs, gene therapy platform, proprietary antibodies, and vectorized antibody platform which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;
●	costs of funding research performed by third parties that conduct research and development, clinical and preclinical activities, manufacturing and production design on our behalf;
●	the cost of purchasing laboratory supplies and non-capital equipment used in designing, developing and manufacturing preclinical study materials;
●	consultant fees;
●	facility costs including rent, depreciation and maintenance expenses
●	the cost of securing and protecting intellectual property rights associated with our research and development activities; and
●	fees for maintaining licenses under our third-party licensing agreements.

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

Other Income, net

Other income, net for the three months ended September 30, 2022 consists primarily of an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and interest income on our marketable securities.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the nine months ended September 30, 2022, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 8, 2022.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Collaboration revenue	$41,086	$1,482	$39,604
Operating expenses:
Research and development	19,337	17,914	1,423
General and administrative	7,307	8,714	(1,407)
Total operating expenses	26,644	26,628	16
Other income, net:
Interest income	545	121	424
Other income (expense)	2,637	(112)	2,749
Total other income, net	3,182	9	3,173
Net income (loss)	$17,624	$(25,137)	$42,761

Collaboration Revenue

Collaboration revenue was $41.1 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in collaboration revenue was largely a result of revenue recognized during the three months ended September 30, 2022 in connection with Pfizer’s decision to exercise the first material right for the Pfizer License Option, along with the expiration of the second material right associated with the Pfizer License Option. This is offset by decreased research and development services and cost reimbursement from the Neurocrine Collaboration. During the three months ended September 30, 2021, collaboration revenue was entirely related to research services and cost reimbursement from the Neurocrine Collaboration. As a result of changes in our estimates of research and development services in the fourth quarter of 2021, we expect to record less revenue associated with research and development services for the Neurocrine Collaboration. We expect a significant portion of revenue recognized in future periods to be attributable to the Novartis Agreement. Our collaboration revenues were not materially impacted by the coronavirus disease 2019, or COVID-19, pandemic during the three months ended September 30, 2022. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense increased by $1.4 million from $17.9 million for the three months ended September 30, 2021, to $19.3 million for the three months ended September 30, 2022. The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Employee and consultant	$7,804	$8,697	$(893)
External research and development	7,787	4,436	3,351
Facilities and other	1,846	2,547	(701)
Professional fees	1,900	2,234	(334)
Total research and development expenses	$19,337	$17,914	$1,423

The increase in research and development expense for the three months ended September 30, 2022 was primarily attributable to the following:

●	approximately $3.4 million for external research and development costs primarily related to the non-refundable technology access fee for our license agreement with Touchlight IP Limited, or Touchlight, partially offset by a reduction in clinical activities to prepare for the first-in-humans trial of VY-HTT01 for our first-generation Huntington’s disease program;
●	partially offset by approximately $0.9 million for decreased employee and consultant related costs associated with lower headcount in research and development functions as compared to the prior year; and
●	partially offset by approximately $0.7 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

General and Administrative Expense

General and administrative expense decreased by $1.4 million from $8.7 million for the three months ended September 30, 2021 to $7.3 million for the three months ended September 30, 2022. The decrease in general and administrative expense was primarily attributable to the following:

●	approximately $0.9 million for decreased compensation costs and stock-based compensation associated with recognition of the severance expensed as a result of the reduction in force during the three months ended September 30, 2021; and
●	approximately $0.4 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

Other Income, net

Other income, net of approximately $3.2 million was recognized during the three months ended September 30, 2022 as compared to less than $0.1 million during the three months ended September 30, 2021. Other income, net during the three months ended September 30, 2022 primarily related to an employee retention tax credit under the CARES Act and interest income on marketable securities balances, while other income, net during the three months ended September 30, 2021 primarily related to interest income on marketable securities balances.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Collaboration revenue	$42,457	$9,342	$33,115
Operating expenses:
Research and development	46,213	59,767	(13,554)
General and administrative	22,518	28,895	(6,377)
Total operating expenses	68,731	88,662	(19,931)
Other income, net:
Interest income	816	253	563
Other income	2,676	2,161	515
Total other income, net	3,492	2,414	1,078
Net loss	$(22,782)	$(76,906)	$54,124

Collaboration Revenue

Collaboration revenue was $42.5 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in collaboration revenue was largely a result of revenue recognized during the nine months ended September 30, 2022 in connection with Pfizer’s decision to exercise the first material right for the Pfizer License Option, along with the expiration of the second material right associated with the Pfizer License Option. This is offset by decreased research and development services and cost reimbursement from the Neurocrine Collaboration. During the nine months ended September 30, 2021, collaboration revenue was entirely related to research services and cost reimbursement from the Neurocrine Collaboration. As a result of changes in our estimates of research and development services in the fourth quarter of 2021, we expect to record less revenue associated with research and development services for the Neurocrine Collaboration. We expect a significant portion of revenue recognized in future periods to be attributable to the Novartis Agreement. Our collaboration revenues were not materially impacted by the COVID-19 pandemic during the nine months ended September 30, 2022. In subsequent periods, the COVID-19 pandemic could affect our collaboration revenues and our operations.

Research and Development Expense

Research and development expense decreased by $13.6 million from $59.8 million for the nine months ended September 30, 2021, to $46.2 million for the nine months ended September 30, 2022. The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Employee and consultant	$21,370	$30,382	$(9,012)
External research and development	12,382	14,784	(2,402)
Facilities and other	6,465	7,525	(1,060)
Professional fees	5,996	7,076	(1,080)
Total research and development expenses	$46,213	$59,767	$(13,554)

The decrease in research and development expense for the nine months ended September 30, 2022 was primarily attributable to the following:

●	approximately $9.0 million for decreased employee and stock-based compensation associated with lower headcount in research and development functions compared to the prior year;
●	approximately $2.4 million for decreased external research and development costs primarily related to a reduction in clinical and manufacturing activities to prepare for the first-in-humans trial of the VY-HTT01 for the Huntington’s disease and a reduction in external costs incurred in connection with the Neurocrine Collaboration Agreement, partially offset by the non-refundable technology access fee for our license agreement with Touchlight;
●	approximately $1.1 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022; and
●	approximately $1.1 million for decreased professional fees and related expenses to support the pipeline programs.

General and Administrative Expense

General and administrative expense decreased by $6.4 million from $28.9 million for the nine months ended September 30, 2021 to $22.5 million for the nine months ended September 30, 2022. The decrease in general and administrative expense was primarily attributable to the following:

●	approximately $4.0 million for decreased compensation costs and stock-based compensation associated with recognition of the severance as a result of the reduction in force during the nine months ended September 30, 2021;
●	approximately $1.2 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022; and
●	approximately $1.2 million for decreased legal costs and intellectual property related expenses.

Other Income, net

Other income, net of approximately $3.5 million was recognized during the nine months ended September 30, 2022, as compared to $2.4 million during the nine months ended September 30, 2021. Other income, net during the nine months ended September 30, 2022 primarily related to an employee retention tax credit under the CARES Act and interest income on marketable securities balances, while other income, net during the nine months ended September 30, 2021 primarily related to interest income on marketable securities balances.

License Agreement with Touchlight

On November 3, 2022, we and Touchlight entered into a license agreement, or the Touchlight License Agreement, to authorize historical use by us of a certain DNA preparation process, or the Subject DNA Preparation Process, and to authorize the prospective exploitation of TRACER Capsids created with the use of the Subject DNA Preparation Process.

The terms of the Touchlight License Agreement include a one-time, non-refundable technology access fee of $5.0 million, payable to Touchlight during the fourth quarter of 2022. As of September 30, 2022, we determined that this technology access fee was a probable liability that could be reasonably estimated in accordance with ASC 450

Contingencies as of such date. The Company recorded the $5.0 million charge during the third quarter of 2022, accordingly.

The terms of the Touchlight License Agreement also include future milestone payments and low single-digit royalties payable to Touchlight if we or our program collaborators or licensees choose to utilize in a therapeutic product TRACER Capsids that were created with the historical use of the Subject DNA Preparation Process. Additionally, we are obligated to pay low single-digit royalties to Touchlight on future payments we receive in connection with licensing of TRACER capsids that were created with the historical use of the Subject DNA Preparation Process, excluding the licensing of or collaboration on our therapeutic programs.

COVID-19

The COVID-19 pandemic continues to evolve. We have and will continue to be guided by applicable guidelines and safety measures, including any stay-at-home policies for certain non-essential employees, consultants, contractors, and staff. Certain of our collaboration partners, suppliers and consultants have experienced facility closures or been subject to quarantines, travel restrictions and other governmental restrictions or supply chain disruptions and have appropriately diverted attention and resources to respond to the impacts of COVID-19 on their own operations and personnel. Some have even become involved in research and development efforts related to COVID-19.

We will continue to monitor the issues raised by the global spread of COVID-19 and have put in place and will continue to put in place measures as appropriate and necessary for, or that we believe to be in the best interest of, our business, employees, collaborators, stockholders, and the community.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, strategic collaborations and option and license arrangements, including our ongoing Neurocrine Collaboration, our ongoing option and license arrangements with Pfizer and Novartis under the Pfizer Agreement and the Novartis Agreement, respectively, and our prior Sanofi Genzyme Collaboration, AbbVie Tau Collaboration, and AbbVie Alpha-Synuclein Collaboration.

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $131.6 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2022, together with amounts expected to be received as reimbursement for development costs under the Neurocrine Collaboration Agreement, and the Pfizer option exercise payment of $10.0 million paid to us in the fourth quarter of 2022, will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(265)	$(64,720)
Investing activities	(21,406)	71,370
Financing activities	834	385
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,837)	$7,035

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.3 million during the nine months ended September 30, 2022 compared to $64.7 million of net cash used in operating activities during the nine months ended September 30, 2021. The decrease in cash used in operating activities was primarily due to an increase in deferred revenue, as well as a decrease in net loss during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $21.4 million during the nine months ended September 30, 2022 compared to $71.4 million of net cash provided by investing activities during the nine months ended September 30, 2021. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to $54.8 million for purchases of marketable securities offset by $35.0 million in proceeds from sales and maturities of marketable securities. The net cash provided by investing activities for the nine months ended September 30, 2021 was primarily due to proceeds of $72.6 million from sales and maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million and $0.4 million during the nine months ended September 30, 2022 and September 30, 2021, respectively, primarily due to the proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to decrease during the current year as compared with the prior year as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, our strategic shift to invest in TRACER capsid development efforts, and our initiation of other cost-saving initiatives. We expect our expenses to increase in the longer term, however, as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, meeting financial controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employee will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2022, together with amounts expected to be received as reimbursement for development costs under the Neurocrine Collaboration Agreement and the Pfizer option exercise payment of $10.0 million paid to us in the fourth quarter of 2022, will be sufficient to meet our planned operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangement we may enter into in the future, including any research and development costs for which we

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
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments such as milestone and royalty payments under any collaboration or license agreements to which we might become a party, such as the Touchlight License Agreement;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners and licensors for reimbursement of certain research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration, and option and license agreements, as applicable. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, or option and license arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We enter into agreements in the normal course of business with clinical research organizations, contract manufacturing organizations, and institutions to license intellectual property. These contracts are generally cancelable at any time by us, upon 30 to 90 days prior written notice.

Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. We may also be required to pay annual maintenance fees or minimum amounts payable ranging from low-four digits to low five-digits depending upon the terms of the applicable agreement. In certain instances, we are also obligated to pay our licensors royalties based on sales of products, if approved, using the intellectual property licensed under the applicable agreement.

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts.

Other than the termination of our lease for office and laboratory space at 75 Sidney Street, as discussed elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 8, 2022.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of September 30, 2022, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

We are an early-stage gene therapy company with a limited operating history and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. We had net losses of $22.8 million and $76.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $369.9 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, and AbbVie, and our ongoing collaboration with Neurocrine Biosciences, Inc., or Neurocrine, our option and license agreement with Pfizer Inc., or Pfizer, which commenced in October 2021, and our option and license agreement with Novartis Pharma, AG, or Novartis, which commended in March 2022. We refer to the Pfizer option and license agreement as the Pfizer Agreement, and to the Novartis option and license agreement as the Novartis Agreement.

To date, we have devoted substantially all of our financial resources to building our gene therapy platform, selecting product programs, conducting research and development, including preclinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if we ever succeed in doing so. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to inflationary conditions existing in the general economy. The net losses we incur may fluctuate significantly from quarter to quarter.

Although our expenses have decreased relative to pre-2021 as a result of our strategic restructuring, the reevaluation of our product candidate pipeline, and our strategic shift to invest in TRACER capsid development efforts, we anticipate that our expenses will increase substantially if, and as, we:

●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in central nervous system, or CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	continue to develop our proprietary antibodies and vectorized antibody platform;
●	enter into option and license agreements regarding our TRACER capsids, such as the Pfizer Agreement and the Novartis Agreement;
●	conduct preclinical development activities and initiate investigational new drug, or IND, application-enabling studies and clinical trials in connection with our tau antibody program, our GBA1 gene therapy program, and our SOD1 ALS gene therapy program;

●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates or devices that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	develop a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts;
●	continue to operate as a public company; and
●	determine the appropriate path forward, if any, for VY-AADC (NBIb-1817) as a treatment for Parkinson’s disease.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. All of our product candidates are in the early stages of development. We do not anticipate generating revenues from product sales for at least the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators and licensors’ success in:

●	completing preclinical and clinical development of our product candidates or product candidates incorporating our licensed capsids or other technologies and identifying new product candidates;
●	seeking and obtaining regulatory and marketing approvals for product candidates for which we or they complete clinical trials;
●	launching and commercializing product candidates for which we or they obtain regulatory and marketing approval by establishing a sales, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	obtaining and maintaining adequate coverage and reimbursement by government and third-party payors for our product candidates if and when approved;
●	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
●	establishing and maintaining supply and manufacturing relationships with third parties that have the financial, operating and technical capabilities to provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our or their product candidates, if and when approved;
●	obtaining an adequate level of market acceptance of our or their product candidates as a viable treatment option;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed;
●	negotiating favorable terms in any collaboration, option, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
●	obtaining, maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	avoiding and defending against third-party claims of interference or infringement; and

●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2022, our cash, cash equivalents, and marketable securities were $131.6 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2022, together with amounts expected to be received as reimbursement for development costs under our collaboration and license agreement with Neurocrine, or the Neurocrine Collaboration Agreement, and the Pfizer option exercise payment of $10.0 million in the fourth quarter of 2022, will enable us to meet our planned operating expenses and capital expenditure requirements into 2024.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangement we may enter into in the future, including any research and development costs for which we are responsible, our collaborators’ or licensors’ willingness and ability to approve desirable budgets for research and development costs for which they are responsible, the potential exercise by our collaboration partners or licensors of any options to develop or license certain products and product candidates that they might have, our potential receipt of future milestone payments and royalties from our collaboration partners or licensors, and any decisions by our collaborators or licensors to exercise their rights to terminate a collaboration in whole or in part;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger payments, such as milestone and royalty payments, under any collaboration or license agreement to which we might become a party, such as our license agreement with Touchlight IP Limited, or Touchlight, which we refer to as the Touchlight License Agreement;

●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company, meeting applicable financial, regulatory, and quality control standards, fulfilling healthcare compliance requirements, and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, a current or future collaboration partner or licensor may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our ability to develop a product candidate for any of our lead gene therapy or other biological therapy programs may take longer than we anticipate, or may not happen at all, and could require funding at a level higher than we expect. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration or option and license agreements will be derived from sales of products that may not be commercially available for many years, if at all. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing and business development to achieve our business objectives. Adequate additional financing or business development transactions may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partner Neurocrine for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration agreement and the amounts we are entitled to receive from our licensors Pfizer and Novartis for the achievement of specified development, regulatory, and commercialization milestones and royalty payments under the applicable option and license agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

If we raise additional funds through collaborations, strategic alliances, or option and license arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Such collaborations, alliances, or option and license arrangements could therefore cause the market price of common stock to decline.

The early stage of our business may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

Our operating history to date has been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing and conducting preclinical studies and early-phase clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had an operating history that included the late stage of clinical development, completion of clinical development, or commercialization of one or more product candidates.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy and other biological therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates. Only two AAV gene therapy products are approved in the United States. In Europe, only four AAV gene therapy products are approved.

We have concentrated our research and development efforts to date on our gene therapy platform, identifying our initial targeted disease indications, and our initial product candidates. Our future success depends on our successful development of viable AAV gene therapy product candidates. We currently only have one product candidate, VY-AADC (NBIb-1817), which has entered clinical development, and the RESTORE-1 Phase 2 clinical trial in which VY-

AADC (NBIb-1817) is being evaluated is on clinical hold. Our collaboration partner Neurocrine is the study sponsor and IND holder for the VY-AADC program, and it terminated its participation in the program, effective August 2, 2021. We determined in 2021 that we would not advance the VY-AADC program unless the program is partnered with another collaborator. The remainder of our product candidates are in preclinical development.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved an AAV gene therapy product. Since that time, it has approved a limited number of gene therapy products including Luxturna, an AAV gene therapy product by Spark Therapeutics, Inc. (acquired by F. Hoffmann-La Roche Ltd., or Roche, in 2019), or Spark, for patients with an inherited form of vision loss, and Zolgensma, an AAV gene therapy product by Avexis, a Novartis company, for pediatric patients with spinal muscular atrophy. In Europe, a similarly limited number of AAV gene therapy products including Luxturna and Zolgensma, as well as Upstaza by PTC Therapeutics, Inc., or PTC, Roctavian by BioMarin Pharmaceuticals, Inc., and Glybera by uniQure N.V., or uniQure, have been granted marketing authorization; however, uniQure decided not to pursue renewal of such authorization in 2017 and has since withdrawn Glybera from the European market.

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

In October 2020, the FDA notified us that the IND application for our planned Phase 1 and 2 clinical trial to evaluate VY-HTT01 in patients with Huntington’s disease was placed on clinical hold pending the resolution of certain information requests regarding chemistry, manufacturing, and controls, or CMC, matters. We had previously sought and received FDA feedback on the VY-HTT01 development program in a pre-IND meeting in 2017. Because the FDA only grants one pre-IND meeting per product in a given indication, however, we were unable to have additional formal consultations with the FDA prior to our submission of our IND application in September 2020 concerning changes to the program since our 2017 meeting. Although we resolved the clinical hold, we decided in August 2021 not to commence the VYTAL Phase 1 and 2 clinical trial for VY-HTT01 and to pursue the development of a second-generation program for the treatment of Huntington’s disease using a novel, proprietary AAV capsid to enable enhanced transduction and broad distribution with intravenous administration. These and other regulatory delays may require us to incur additional clinical development costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue from our product candidates.

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

We are early in our development efforts, and our primary product candidates are in preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or successful outcome of our preclinical testing and studies. Our ability to complete our preclinical testing and studies is contingent on our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain all necessary animals and other supplies required for the conduct of our preclinical testing and studies, we may be unable to complete such preclinical testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates that are customarily imported from the People’s Republic of China, or the PRC, and current trade relations between the United States and the PRC have made the sourcing of these non-human primates challenging. We have encountered, and may continue to encounter, delays in obtaining a sufficient supply of such non-human primates to enable the conduct of our preclinical studies and testing. In addition, we may need to conduct preclinical studies utilizing non-human primates located in testing facilities outside of the United States. Utilizing such facilities will require us to observe export control regulations for the shipment of vectors and transgenes and import controls for the shipment of samples to us for evaluation and storage, which controls we may not be to satisfy, or may result in delay or additional expense. Our inability to obtain access to a sufficient supply of these non-human primates in a timely manner or at all may impair our ability to complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions or delay the submission of such applications.

Additionally, we cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical and clinical programs.

For example, in September 2020, we submitted an IND to the FDA in connection with the proposed initiation of a planned Phase 1 and 2 clinical trial for VY-HTT01 in patients with Huntington’s disease. In October 2020, the FDA notified us that the IND application for VY-HTT01 was placed on clinical hold pending the resolution of certain CMC information requests. We provided a complete response to the additional requests from the FDA regarding the IND application for VY-HTT01 in the first quarter of 2021, and the FDA removed its clinical hold on the IND and confirmed that we could proceed with our planned VYTAL Phase 1 and 2 clinical trial in April 2021. Although we resolved the clinical hold, we decided in August 2021 not to initiate our planned VYTAL Phase 1 and 2 clinical trial. This delay and our subsequent decision to refocus our program for the treatment of Huntington’s disease on the development of a second-generation product candidate could increase our expenses and adversely impact our ability to commercialize a product candidate for the treatment of Huntington’s disease in a timely manner, if at all.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biological product will be recovered from sales in the United States. In the European Union, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we may be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the new drug application or BLA sponsor submits pediatric data that adequately respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to nine years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

We believe that certain of our current programs may qualify for orphan drug designation. On March 15, 2019, we received notification from the FDA that VY-HTT01, an AAV gene therapy containing a transgene that encodes a microRNA targeting huntingtin messenger RNA, had been granted orphan drug designation for the treatment of Huntington’s disease. This designation, however, does not mean that we will be able to obtain orphan drug designation for any future or related product candidates for the treatment of Huntington’s disease, including our planned second-generation product candidate for Huntington’s disease. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs or biological products can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug or biological product for the same condition if the FDA concludes that the other drug or biological product is not the “same drug” or biological product or even if it is, the FDA determines that it is clinically superior in that it is shown to be safer or more effective or makes a major contribution to patient care. In September 2021, the FDA issued final guidance describing its current thinking on when a gene therapy product is the “same” as another product for purposes of orphan exclusivity. Under the guidance, if either the transgene or vector differs between two gene therapy products in a manner that does not reflect “minor” differences, the two products would be considered different drugs for orphan drug exclusivity purposes. The FDA will determine whether two vectors from the same viral class are the same on a case-by-case basis and may consider additional key features in assessing the sameness.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies, particularly in light of a decision from the U.S. Court of Appeals for the Eleventh Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We are aware of several companies focused on developing AAV gene therapies in various indications, including AavantiBio, Inc. (merger with Solid Biosciences, Inc., or Solid, announced), Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Aevitas Therapeutics, Inc., Akouos, Inc. (acquisition by Eli Lilly and Company, or Eli Lilly, announced), Alcyone Therapeutics, Inc., Amicus Therapeutics, Inc., Apic Bio, Inc., Applied Genetic Technologies Corporation (acquisition by Syncona Limited announced), Asklepios BioPharmaceutical, Inc., or AskBio (acquired by Bayer), Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Biogen, Inc., or Biogen, Brain Neurotherapy Bio, Inc. (merged with AskBio), BioMarin, Encoded Therapeutics, Inc., GenSight Biologics SA, Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc. (acquisition by AstraZeneca announced), Lysogene SA, MeiraGTx Ltd., or MeiraGTx, Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Prevail Therapeutics Inc. (acquired by Eli Lilly), PTC, REGENXBio Inc., Sarepta Therapeutics, Inc., Sio Gene Therapies, Inc., Solid, Spark, StrideBio, Inc., Taysha Gene Therapies, Inc. and uniQure, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that our TRACER platform preclinical programs will compete with a variety of technologies and therapies in development, including:

●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy,

LLC, Capsida Biotherapeutics, Inc., Capsigen Inc., Dyno Therapeutics, Inc., Kate Therapeutics, Inc., Shape Therapeutics, Inc., and StrideBio, Inc.
●	Our program for diseases linked to GBA1 mutations will potentially compete with AAV gene therapies being developed by Prevail Therapeutics Inc. (acquired by Eli Lilly), Freeline Therapeutics Holdings plc, Pfizer, Biogen, Lysogene SA, and Coave Therapeutics;
●	Our program for tauopathies including Alzheimer’s disease, progressive supranuclear palsy, and frontotemporal dementia will potentially compete with tau antibodies being developed by Roche Genentech Inc. in collaboration with AC Immune SA, Eli Lilly, AbbVie, Biogen, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., UCB S.A., and several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for a monogenic form of ALS will potentially compete with BIIB067 (IONIS-SOD1Rx) being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Apic Bio, Inc. and Novartis Gene Therapies, Inc.;
●	Our program for Huntington’s disease will potentially compete with AMT-130, an AAV gene therapy being developed by uniQure, a gene therapy being developed by Spark, and TAK-686 being developed by Sangamo Therapeutics, Inc. in collaboration with Takeda Pharmaceutical Company Limited;
●	Our program for spinal muscular atrophy, or SMA, will potentially compete with Zolgensma being marketed by Novartis Gene Therapies, Inc., Spinraza being marketed by Biogen, and Evrysdi being marketed by Roche; and
●	Our FA Program will potentially compete with AAV gene therapies being developed by LEXEO Therapeutics, Inc., AavantiBio, Inc. (acquired by Solid), PTC, StrideBio, Inc. in collaboration with Takeda Pharmaceutical Company Limited, Pfizer, and Novartis Gene Therapies, Inc.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA announced, however, on February 2, 2022, that it would resume domestic inspections beginning on February 7, 2022. As for foreign inspections, the FDA indicated that it would continue planned inspections in countries that have received country clearance and are within the CDC’s level 1 or level 2 COVID-19 travel recommendation. The FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Risks Related to Third Parties

To date, all of our revenue has been derived from our ongoing collaboration with Neurocrine, our ongoing option and license arrangements Pfizer and Novartis, and from our prior collaborations with Sanofi Genzyme and AbbVie. If any ongoing or future collaboration or option and license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

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

On October 1, 2021, we entered into the Pfizer Agreement, pursuant to which we granted Pfizer options to receive an exclusive license to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and specified transgenes to help treat respective central nervous system and cardiovascular diseases. Under the terms of the Pfizer Agreement, we received an upfront payment of $30.0 million in October 2021 and are eligible to receive future option exercise payments of $10.0 million upon each of up to two option exercises; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $115.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product. Effective as of September 30, 2022, Pfizer exercised its option with respect to a capsid in connection with a gene therapy program for the potential treatment of an undisclosed rare neurologic, rare neurological disease, or the Pfizer Option Exercise. Pfizer did not exercise its option to license a capsid for a specified cardiovascular disease target under the Pfizer Agreement. As a result, all rights to capsids for that cardiovascular disease target under the Pfizer Agreement have expired and have reverted to us, and we are not eligible to receive any potential future development, regulatory, commercialization, or sales milestone payments or potential royalties pursuant to the Pfizer Agreement in connection with such target.

In March 2022, we entered into the Novartis Agreement, pursuant to which we granted Novartis options to receive an exclusive license to TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and specified genetic payloads for specific genetic targets. Under the terms of the Novartis Agreement, we are entitled to receive an upfront payment of $54.0 million and are eligible to receive future option exercise payments of $12.5 million upon each option exercise; fees of $18.0 million for each of two potential expansions of the arrangement; specified development, regulatory, and commercialization milestone payments following each option exercise of up to an aggregate of $125.0 million for the first licensed product to achieve such milestones; specified sales milestone payments of up to an aggregate of $175.0 million per licensed product; and tiered, escalating royalties in the mid- to high-single digit percentages of annual net sales of each licensed product. If Novartis decided not to exercise its options or otherwise to terminate the Novartis Agreement, in whole or in part, we would not receive the applicable option exercise fees or future milestone payments or royalty payments.

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

Investigators in the PD-1101 Phase 1b clinical trial, the separate PD-1102 Phase 1 posterior trajectory trial, and the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817) have used and may continue to use the real-time, intra-operative, MRI imaging system known as the ClearPoint System. We also considered using the ClearPoint System in our planned VYTAL Phase 1 and 2 clinical trial before we decided to refocus the Huntington’s disease program and withdraw our existing IND. The ClearPoint System is manufactured by CLPT. Not all neurosurgical units within the United States utilize the ClearPoint system and may employ other neuro-navigational systems that are not compatible with real-time MRI imaging. Investigators have used the ClearPoint System at certain sites in the RESTORE-1 Phase 2 clinical trial and may continue to use it in future clinical trials of VY-AADC (NBIb-1817) and any other of our product candidates that are injected directly into the brain. Therefore, any issues with the ClearPoint System, such as a finding that use of the ClearPoint System causes adverse events or a product recall, or issues with CLPT, the manufacturer of the ClearPoint System, such as bankruptcy or a decision to stop production of the system due to lack of profitability, could delay the development or commercialization of certain of our product candidates, including VY-AADC (NBIb-1817) and VY-HTT01, as there currently is no other manufacturer of the ClearPoint System. Outside the United States, the ClearPoint System is not widely available or utilized in neurosurgical units.

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

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, option, licensing, and/or broader collaboration agreements. For example, we entered into the Pfizer Agreement with Pfizer in October 2021 and the Novartis Agreement in March 2022. We believe there is significant opportunity for option and license transactions related to the TRACER capsids. To maximize the potential of TRACER capsids for our own programs and option and license transactions, we have retained to date, and expect to retain in the future, all rights associated with such TRACER capsids other than the rights specific to their use in combination with a particular optionee’s or licensee’s transgenes. Our likely collaborators, optionees, and licensees include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations or option and license transactions on favorable terms or at all. Our ability to generate revenues from our collaborations and option and license transactions will depend on our and our collaborators, optionees, and licensees’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators, optionees, and licensees might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator, optionee, or licensee is responsible could be harmful to the public perception and prospects of our gene therapy and vectorized antibody platforms.

Our relationship with any current or future collaborators, optionees, or licensees may pose several risks, including the following:

●	collaborators, optionees, and licensees have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations and option and license transactions;
●	collaborators, optionees, or licensees may not perform their obligations as expected or desired;
●	the preclinical studies and clinical trials conducted as part of these collaborations or by our licensees may not be successful;
●	collaborators, optionees, or licensees may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’, optionees’, or licensees’ strategic focus or available funding or external factors, such as an acquisition, which divert resources or create competing priorities;
●	collaborators, optionees, or licensees may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;
●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration or by a licensee and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators, optionees, or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators, optionees, or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us or by a licensee may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;
●	a collaborator or licensee with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators, optionees, or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities or expenses for us with respect to such product candidates (in the case of collaborations) or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators, optionees, or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations or option and license transactions;
●	collaborators, optionees, or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the terms of our collaboration or license agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration and license agreements may not lead to the development or commercialization of product candidates in the most efficient manner, or at all. If our collaborations or option and license transactions do not result in the successful development and commercialization of products, or if one of our collaborators, optionees, or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or option and license transactions. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. In the event we are unable to achieve milestones necessary to demonstrate progress on our programs relevant to the Neurocrine Collaboration Agreement, Neurocrine may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Additionally, subject to its contractual obligations to us, if a collaborator, optionee, or licensee of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate optioned or licensed to it by us. If one of our collaborators, optionees, or licensees terminates its agreement with us, we may find it more difficult to attract new collaborators, optionees, or licensees, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators, optionees, and licensees.

We will face significant competition in seeking appropriate collaborators, optionees, and licensees, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration or license agreement with any future collaborators, optionees, and licensees will depend, among other things, upon our assessment of the collaborator’s, optionee’s, or licensee’s resources and expertise, the terms and conditions of the proposed collaboration or option and license transactions and the proposed collaborator’s, optionee’s, or licensee’s evaluation of several factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator, optionee, or licensee may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration or option and license transaction could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators, optionees, or licensees. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators, optionees, and licensees.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations or option and license transactions and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our gene therapy and vectorized antibody platforms. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We have relied, and we expect to continue to rely, on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if these third parties perform in an unsatisfactory manner, our business could be harmed.

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the PD-1101 Phase 1b clinical trial of VY-AADC (NBIb-1817) and the separate PD-1102 Phase 1 clinical trial exploring the delivery of VY-AADC (NBIb-1817) using a posterior trajectory were conducted at several locations. The protocol for the RESTORE-1 Phase 2 clinical trial states that the clinical trial is intended to be conducted at over twenty clinical trial sites, including neurosurgical and neurology patient referral sites. Additionally, we had expected to initiate the planned VYTAL Phase 1 and 2 clinical trial for VY-HTT01 at multiple sites in the United States before our decision to refocus the Huntington’s disease program and develop a second-generate program candidate. If any locations terminate a particular clinical trial, we or our collaborators would be required to find other parties or locations to conduct such clinical trial. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a flexible manufacturing platform that is based on proprietary technology and provides a scalable process for preclinical and clinical AAV production. We are using HEK 293 cell manufacturing to support our preclinical research activities. We also have expertise with the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells, which we have used for our clinical development activities in the past and may use in the future for clinical development activities. Both the HEK 293 cell manufacturing process and the baculovirus/Sf9 manufacturing process have been successfully transferred to our contract manufacturing organizations where it is used in manufacturing clinical materials in accordance with the FDA’s cGMPs. If we transition from the use of HEK 293 cell manufacturing for preclinical research activities to the use of the baculovirus/Sf9 AAV production system for clinical development activities, we could encounter transition-related difficulties such as the need to make manufacturing process adjustments, the need to change third-party contract manufacturers, issues with drug potency consistency, and adverse clinical reactions, which could lead us to incur additional costs or delays.

We presently contract with third parties for the manufacturing of our program materials. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of clinical quality AAV gene therapy vectors at research scale. We are currently assessing our manufacturing capabilities and, although we do not currently have our own clinical or commercial scale manufacturing, we may choose to build those capabilities. The use of contracted manufacturing and reliance on collaboration partners is relatively cost-efficient and eliminates the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, option and license, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. Several of our current preclinical programs have previously been part of collaborations with third parties. While we have invested significant resources in these programs, we may decide in the future to cease development activities on one or more of them.

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval, the termination of relationships with collaborators, and the reduction of our workforce in connection with the development of a new portfolio and platform strategy may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of, certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and other jurisdictions. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription drug products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2026 by the Infrastructure Investment and Jobs Act.

In July 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directed the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” In September 2021, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year, and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

These measures, as well as others adopted in the future, may result in additional downward pressure on the price that we receive for any approved product we or our collaborators might bring to market. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from that we, or our collaborators, may successfully develop and for which we, or they, may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions are scheduled to take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Congress, at the federal level, and other states are expected to consider similar laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Although we maintain clinical trial liability insurance in the amount of $10.0 million per occurrence and $10.0 million in the aggregate, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial.  In addition, if we successfully commercialize any product candidate, we will need to obtain product liability insurance.  Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Under the Neurocrine Collaboration Agreement, Neurocrine agreed to fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). If Neurocrine had not terminated the Neurocrine Collaboration Agreement with respect to VY-AADC (NBIb-1817), after the data readout of the RESTORE-1 Phase 2 clinical trial, we would have had the option to either: (1) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the Neurocrine Collaboration Agreement for the FA Program, Neurocrine has agreed to fund the development through the Phase 1 clinical trial of VY-FXN01. After the data readout of the Phase 1 clinical trial, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost and profit-sharing arrangement, 60% to Neurocrine and 40% to us, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

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

Our gene therapy and vectorized antibody approaches utilize vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

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

We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. These licenses may also require us to grant back certain rights to licensors and to pay certain amounts relating to the use of the licensed intellectual property. For example, The Touchlight License Agreement obligates us to make future milestone and royalty payments if we, or our collaboration partners or TRACER capsid licensees, use a capsid created using certain DNA preparation processes licensed under the Touchlight License Agreement.

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

On November 3, 2022, we and Touchlight entered into the Touchlight License Agreement to allow for our historical use a certain DNA preparation process, or the Subject DNA Preparation Process, and to authorize the prospective exploitation of TRACER Capsids that we have previously created using the Subject DNA Preparation Process. As previously referenced in the Risk Factor section of our prior periodic reports, Touchlight had made us aware earlier in 2022 that it believed its intellectual property rights could potentially be asserted against us, although we disagreed with this assessment. In connection with entering into the Touchlight License Agreement, Touchlight also agreed to release any potential claims against us regarding the alleged historical use of certain of Touchlight’s intellectual property rights and exploitation of TRACER Capsids created with the alleged use of such intellectual property rights.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates, including investment funds affiliated with Third Rock Ventures, LLC, Neurocrine, EcoR1 Capital, LLC, and The Vanguard Group, Inc. represent beneficial ownership, in the aggregate, of approximately 43% of our outstanding common stock as of September 30, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed registration statements on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also have an effective registration statement on Form S-3 for the sale of up to $300.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of warrants, of which we have reserved $100.0 million for the offering, issuance, and sale of common stock through at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC, or Cowen, on November 6, 2019.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From July 1, 2022 through September 30, 2022, the sales price of our common stock ranged from a high of $7.56 to a low of $5.37 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020 and COVID-19 relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December

31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Inducement Grant Awards

On September 19, 2022, we issued to two executives non-statutory stock options to purchase an aggregate of 276,000 shares of our common stock at an exercise price of $4.40 per share. The options were granted outside of our 2015 Stock Option Plan, in each case, as an inducement material to such executive’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying the stock options prior to the time at which the shares underlying the options become exercisable.

Repurchases of Common Stock

The following table sets forth information with respect to repurchases of shares of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2022	72,647 (1)	$0.0425	-	-
August 1 – August 31, 2022	-	-	-	-
September 1 – September 30, 2022	-	-	-	-
Total	72,647	$0.0425	-	-

(1)	During the three months ended September 30, 2022, we modified one of our founder’s performance awards, repurchasing 72,647 shares of common stock previously issued thereunder.

ITEM 5. OTHER INFORMATION

On November 3, 2022, we and Touchlight entered into a license agreement, or the Touchlight License Agreement, to allow for the historical use by us of a certain DNA preparation process, or the Subject DNA Preparation Process, and to authorize the prospective exploitation of TRACER Capsids that we have previously created using the Subject DNA Preparation Process.

The terms of the Touchlight License Agreement include a one-time, non-refundable technology access fee of $5.0 million, payable to Touchlight during the fourth quarter of 2022. As of September 30, 2022, we determined that this technology access fee was a probable liability that could be reasonably estimated in accordance with ASC 450 Contingencies as of such date. The Company recorded the $5.0 million charge during the third quarter of 2022, accordingly.

In connection with entering into the Touchlight License Agreement, Touchlight also agreed to release any potential claims against us regarding the historical use of certain of Touchlight’s intellectual property rights.

If we or any of our therapeutic program licensees choose to move forward with the exploitation of TRACER Capsids created with the historical use of the Subject DNA Preparation Process, the Touchlight License Agreement obligates us to pay Touchlight future milestone payments of up to an aggregate of $850,000 per developed product utilizing such TRACER Capsids and low single-digit royalties on net sales. Unless earlier terminated, these obligations under the Touchlight License Agreement shall expire on the earlier to occur of January 17, 2031 or a final decision by an applicable patent authority or court of competent jurisdiction invalidating or otherwise rendering the licensed patent unenforceable. The Touchlight License Agreement also obligates us to pay Touchlight low single-digit royalties on future payments received by Voyager from third parties in connection with licensing of TRACER Capsids created with the historical use of the Subject DNA Preparation Process (other than the licensing of such TRACER Capsids in the context of licensing of or collaboration on our therapeutic programs). The royalty obligations to Touchlight on payments received under agreements entered with third parties prior January 17, 2031 or the expiration or invalidation of the licensed patent are subject to step-down provisions, and no other payment obligations under the Touchlight License Agreement in relation to licensing of the relevant TRACER Capsids to third parties shall continue following January 17, 2031 or a final decision by an applicable patent authority or court of competent jurisdiction invalidating or otherwise rendering the licensed patent unenforceable.

The foregoing description of the Touchlight License Agreement is qualified in its entirety by the text of such agreement, a copy of which we expect to file as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2022.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Employment Agreement by and between the Registrant and Peter Pfreundschuh, effective as of September 7, 2022	8-K	10.1	09/07/2022	001-37625

10.2	Second Amended and Restated Employment Agreement by and between the Registrant and Todd Carter, Ph.D., effective as of September 7, 2022	8-K	10.2	09/07/2022	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: November 8, 2022	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer
(Principal Financial and Accounting Officer)