Form 10-Q
period 2023-03-31
Voyager Therapeutics, Inc.
filed 2023-05-09
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2023 was 43,535,599.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform and our vectorized antibody platform, and our proprietary antibodies;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations with and funding from our collaboration partner Neurocrine Biosciences, Inc., or Neurocrine, from our option and license arrangement with Pfizer Inc., or Pfizer, and from our option and license arrangement with Novartis Pharma AG, or Novartis;

●	our ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to file investigational new drug, or IND, applications for our programs;

●	our estimates regarding revenue, expenses, contingent liabilities, future revenues, existing cash resources and capital requirements;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline successfully in connection with our strategic initiatives.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2023, particularly in “Part I, Item 1A — Risk Factors,” and, if applicable, this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, strategic collaborations, joint ventures or investments we may make.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$268,321	$98,959
Marketable securities	4,993	19,889
Accounts receivable	25,000	—
Related party collaboration receivable	328	257
Prepaid expenses and other current assets	3,983	5,394
Total current assets	302,625	124,499
Property and equipment, net	17,138	17,857
Deposits and other non-current assets	1,515	1,515
Operating lease, right-of-use assets	15,016	15,485
Total assets	$336,294	$159,356
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,698	$2,566
Accrued expenses	7,639	7,816
Other current liabilities	2,922	2,832
Deferred revenue, current	5,680	59,377
Total current liabilities	19,939	72,591
Deferred revenue, non-current	78,872	6,450
Other non-current liabilities	20,522	21,295
Total liabilities	119,333	100,336
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2023 and December 31, 2022; 43,435,889 and 38,613,891 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	43	38
Additional paid-in capital	486,518	452,713
Accumulated other comprehensive loss	(132)	(219)
Accumulated deficit	(269,468)	(393,512)
Total stockholders’ equity	216,961	59,020
Total liabilities and stockholders’ equity	$336,294	$159,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Collaboration revenue	$150,480	$658
Operating expenses:
Research and development	18,568	14,349
General and administrative	9,028	7,659
Total operating expenses	27,596	22,008
Operating income (loss)	122,884	(21,350)
Interest income	1,864	31
Total other income	1,864	31
Income (loss) before income taxes	124,748	(21,319)
Income tax provision	704	—
Net income (loss)	$124,044	$(21,319)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	87	(85)
Total other comprehensive income (loss)	87	(85)
Comprehensive income (loss)	$124,131	$(21,404)
Net income (loss) per share, basic	$3.05	$(0.56)
Net income (loss) per share, diluted	2.94	(0.56)
Weighted-average common shares outstanding, basic	40,632,087	38,049,430
Weighted-average common shares outstanding, diluted	42,161,326	38,049,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	11,484	—	12	—	—	12
Vesting of restricted stock units	312,090	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(21,319)	(21,319)
Balance at March 31, 2022	38,241,969	$38	$444,539	$(223)	$(368,423)	$75,931

Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	59,020
Exercises of vested stock options	51,993	—	185	—	—	185
Vesting of restricted stock units	374,417	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized gain on available-for-sale securities, net of tax	—	—	—	87	—	87
Net income	—	—	—	—	124,044	124,044
Balance at March 31, 2023	43,435,889	$43	$486,518	$(132)	$(269,468)	$216,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities
Net income (loss)	$124,044	$(21,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,558	2,319
Depreciation	1,075	2,812
Amortization of premiums and discounts on marketable securities	(17)	21
Loss on disposal of fixed assets	44	—
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	—
Related party collaboration receivable	(71)	526
Prepaid expenses and other current assets	1,411	(185)
Operating lease, right-of-use asset	469	1,080
Accounts payable	1,132	626
Accrued expenses	(122)	(3,494)
Operating lease liabilities	(683)	(1,307)
Deferred revenue	18,725	53,347
Net cash provided by operating activities	123,565	34,426
Cash flow from investing activities
Purchases of property and equipment	(509)	(38)
Purchases of marketable securities	—	(19,960)
Proceeds from sales and maturities of marketable securities	15,000	—
Net cash provided by (used in) investing activities	14,491	(19,998)
Cash flow from financing activities
Proceeds from the exercise of stock options	185	12
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	31,121	—
Net cash provided by financing activities	31,306	12
Net increase in cash, cash equivalents, and restricted cash	169,362	14,440
Cash, cash equivalents, and restricted cash, beginning of period	100,474	119,212
Cash, cash equivalents, and restricted cash, end of period	$269,836	$133,652
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$109	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company dedicated to breaking through barriers in gene therapy and neurology. The Company focuses on leveraging its expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the gene therapy and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its adeno-associated virus (“AAV”) based gene therapies that it believes have the potential to safely provide durable efficacy. The Company’s team of experts in the field of AAV gene therapy and neuroscience first identifies and selects diseases in which the Company believes an AAV gene therapy or other biological therapy will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. The Company then engineers and optimizes an AAV vector or other biological therapy for activity in, efficacy in, or delivery to, the targeted tissue or cells.

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. The Company’s team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood-brain barrier (“BBB”). The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes that the capsids it discovers through its TRACER discovery platform (“TRACER Capsids”) have the potential to significantly enhance the efficacy and safety of its single dose gene therapies, which it expects to be delivered with systemic infusions, as compared with conventional capsids.

In addition to leveraging TRACER capsids in potential licensing arrangements, the Company is advancing its own proprietary pipeline of drug candidates for neurological diseases. The Company’s wholly-owned prioritized pipeline programs include: superoxide dismutase 1 (“SOD1”) gene therapy for amyotrophic lateral sclerosis (“ALS”) and an anti-tau antibody for Alzheimer’s disease. The Company has identified a lead development candidate in its anti-tau antibody program in the first quarter of 2023 and expects to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) in the first half of 2024. The Company previously announced that it expected to identify a lead development candidate for its SOD1 program in the first half of 2023. The Company continues to evaluate the data from preclinical studies for this program and now expects to identify a lead development candidate in the second half of 2023. The Company intends to provide updated guidance on IND timeline once it selects the development candidate. Given where the Company is today, the Company expects the IND to occur in mid-2025. In addition to these two wholly-owned programs, the Company is actively advancing two programs in collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”): a glucocerebrosidase 1 (“GBA1”) gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a FXN gene therapy program for Friedreich’s ataxia. The Company also maintains a robust early research pipeline of wholly-owned and collaborative gene therapy programs for neurological diseases.

The Company has a history of incurring annual net operating losses. As of March 31, 2023, the Company had an accumulated deficit of $269.5 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, its ongoing collaborations with Neurocrine, its option and license agreement with Pfizer Inc. (“Pfizer”), and its option and license agreement with Novartis Pharma AG (“Novartis”).

As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $273.3 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at March 31, 2023, together with the $25.0 million option exercise payment received in April 2023 from Novartis, along with amounts expected to be received as reimbursement for development costs under the Company’s collaboration and license agreements with Neurocrine, will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into 2025.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary as disclosed in Note 2, under the heading “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2023	(in thousands)
Money market funds included in cash and cash equivalents	$260,725	$260,725	$—	$—
Marketable securities - U.S. Treasury notes	4,993	4,993	—	—
Total money market funds and marketable securities	$265,718	$265,718	$—	$—
December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	$91,724	$—	$—
Marketable securities - U.S. Treasury notes	19,889	19,889	—	—
Total money market funds and marketable securities	$111,613	$111,613	$—	$—

The Company measures the fair value of money market funds and U.S. Treasury notes based on quoted prices in active markets for identical securities.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at March 31, 2023 and December 31, 2022:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of March 31, 2023
Money market funds included in cash and cash equivalents	$260,725	$—	$—	$260,725
Marketable securities - U.S. Treasury notes	4,997	—	(4)	4,993
Total money market funds and marketable securities	$265,722	$—	$(4)	$265,718
As of December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	—	—	$91,724
Marketable securities - U.S. Treasury notes	19,980	—	(91)	19,889
Total money market funds and marketable securities	$111,704	$—	$(91)	$111,613

All of the Company’s marketable securities as of March 31, 2023 have a contractual maturity of one year or less.

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

The Company held $5.0 million and $19.9 million marketable securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively. No marketable securities were in an unrealized gain position as of March 31, 2023 or December 31, 2022. The unrealized losses at March 31, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$268,321	$131,873
Restricted cash included in deposits and other non-current assets	1,515	1,779
Total cash, cash equivalents, and restricted cash	$269,836	$133,652

5. Accrued expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 consist of the following:

	As of March 31,	As of December 31,
	2023	2022

	(in thousands)
Research and development costs	$3,205	$1,895
Employee compensation costs	2,490	4,559
Accrued goods and services	1,055	636
Professional services	889	726
Total	$7,639	$7,816

6. Lease obligation

Operating Leases

As of March 31, 2023, the Company has a lease for office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026 and a lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031.

In September 2021, the Company entered into an agreement with BioNTech US, Inc. (“BioNTech US”) to sublease part of the office and laboratory space leased by the Company at 75 Sidney Street in Cambridge, Massachusetts (the “Sublease Agreement”) at that time. The sublease term was for approximately 3.3 years. The sublease did not relieve the Company of its original obligation under the lease, and therefore the Company did not adjust the operating lease right-of-use asset because of the sublease and accounted for the sublease as a separate lease.

On June 22, 2022, the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) and terminated the lease for office and laboratory space at 75 Sidney Street, effective immediately. In connection with the Lease Termination Agreement, the Company also entered into a Sublease Termination Agreement (the “Sublease Termination Agreement”) and terminated the Sublease Agreement with BioNTech US. The Company did not incur any termination penalties in connection with the Lease Termination Agreement or Sublease Termination Agreement. The Company derecognized the related right-of-use asset of approximately $14.5 million and the operating lease liabilities of $17.0 million, accordingly, resulting in a gain of $2.5 million in the three-month period ended June 30, 2022.

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

During each of the three months ended March 31, 2023 and 2022, the Company incurred lease expenses of $0.9 million and $1.4 million, respectively, for operating leases. As of March 31, 2023, the weighted average remaining lease term was 5.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Operating sublease income	$—	$690

7. Other liabilities

As of March 31, 2023 and December 31, 2022, other current and non-current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022

	(in thousands)
Other current liabilities
Lease liability	2,922	2,832
Total other current liabilities	$2,922	$2,832

Other non-current liabilities
Lease liability	$19,521	$20,294
Other	1,001	1,001
Total other non-current liabilities	$20,522	$21,295

8. Commitments and contingencies

Significant Agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2022 consolidated financial statements included in its Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023 and 2022, there were no material changes to the Company’s collaboration agreement with Neurocrine executed in March 2019 (the “2019 Neurocrine Collaboration Agreement”) and the option and license agreement executed with Pfizer in October 2021 (the “Pfizer Agreement”). Accordingly, there were no changes to the Company’s accounting treatment for these agreements through March 31, 2023. The Company recorded revenue of $2.0 and $0.7 under the 2019 Neurocrine Collaboration Agreement during the three months ended March 31, 2023 and 2022, respectively. The Company did not recognize any collaboration revenue related to the Pfizer Agreement during the three months ended March 31, 2023 or 2022.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

On January 8, 2023, the Company entered into a collaboration and license agreement with Neurocrine (the “2023 Neurocrine Collaboration Agreement”) for the research, development, manufacture and commercialization of gene therapy products directed to the gene that encodes GBA1 for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program, and three new discovery programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system (“CNS”) diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs and, collectively with the GBA1 Program, the 2023 Neurocrine Programs. The 2023 Neurocrine Collaboration Agreement became effective upon the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on February 21, 2023, or the Neurocrine Effective Date.

Collaboration and License

Under the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to collaborate on the conduct of the 2023 Neurocrine Programs. Under the terms of the 2023 Neurocrine Collaboration Agreement, subject to the rights retained by the Company thereunder, the Company granted to Neurocrine, as of the Neurocrine Effective Date, an exclusive, royalty-bearing, sublicensable, worldwide license, under certain of the Company’s intellectual property rights, to research, develop, manufacture and commercialize gene therapy products, or the 2023 Collaboration Products, arising under the 2023 Neurocrine Programs.

Pursuant to mutually-agreed workplans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of the Company and Neurocrine, or the 2023 Discovery Period, and as overseen by the Joint Steering Committee (“JSC”) that oversees the ongoing collaboration with Neurocrine, the Company is responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other pre-clinical activities regarding the 2023 Collaboration Products. Neurocrine has agreed to be responsible for all costs the Company incurs in conducting pre-clinical development activities for each 2023 Neurocrine Program, in accordance with a JSC agreed upon workplans and budgets. If the Company breaches its responsibilities during this time or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of the Company’s activities under such 2023 Neurocrine Program.

The Company has been granted the option (“2023 Co-Co Option”), to co-develop and co-commercialize 2023 Collaboration Products in the GBA1 Program in the United States upon the occurrence of the Company receiving topline data from the first Phase 1 clinical trial for a product candidate being developed pursuant to the GBA1 Program. Should the Company elect to exercise its 2023 Co-Co Option, the Company and Neurocrine agree to enter into a cost and profit-sharing arrangement, or a 2023 Co-Co Agreement, whereby the Company and Neurocrine agree to jointly develop and commercialize 2023 Collaboration Products in the GBA1 Program, or 2023 Co-Co Products, in the United States and share equally in the GBA1 Program’s costs, profits and losses in the United States, with each party entitled to or responsible for 50% of profits and losses with respect to each 2023 Co-Co Product in the United States, subject to specified exceptions. The parties have agreed that the 2023 Co-Co Agreement will provide the Company the right to terminate the 2023 Co-Co Agreement for any reason upon prior written notice to Neurocrine and provide Neurocrine the right to terminate or amend the 2023 Co-Co Agreement upon a change of control under certain circumstances. In the event the Company exercises its 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of the Company’s share of profits until the Company’s obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off out of such 50% of the Company’s share of profits.

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

Manufacturing

The parties have agreed that the applicable development plans shall specify the allocation between the Company and Neurocrine of responsibilities for the manufacturing of Collaboration Candidates associated with the applicable 2023 Neurocrine Program during the 2023 Discovery Period. In accordance with the 2023 Collaboration Agreement, the parties have also agreed that, if the Company conducts any portion of the manufacturing of a Collaboration Candidate, the applicable development plan shall include an obligation for the Company to assist with the technology transfer of such manufacturing responsibilities to Neurocrine or a third-party contract manufacturing organization, as reasonably requested by Neurocrine, on terms to be mutually-agreed by the Company and Neurocrine. Following the end of the 2023 Discovery Period, Neurocrine shall be responsible for the manufacturing of all Collaboration Candidates and products.

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, in February 2023 Neurocrine paid the Company an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock at a price of $8.88 per share. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to the Company for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

Neurocrine has also agreed to pay the Company tiered royalties, based on future net sales of the 2023 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from (a) for the GBA1 Program, the low double-digits to twenty and the high single-digits to mid-teens, respectively, and (b) for each 2023 Discovery Program, high single-digits to mid-teens and mid-single digits to low double-digits, respectively. On a country-by-country and 2023 Neurocrine Program-by-2023 Neurocrine Program basis, the parties have agreed royalty payments would commence on the first commercial sale of a 2023 Collaboration Product in such country and terminate upon the latest of (a) the expiration, invalidation or the abandonment of the last patent covering the composition of the 2023 Collaboration Product or its approved method of use in such country, (b) ten years from the first commercial sale of the 2023 Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, or the

2023 Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patent rights related to a 2023 Collaboration Product, approval of biosimilar products in each country, or required payment of licensing fees to third parties related to the development and commercialization of any 2023 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to a fully-paid, perpetual, irrevocable royalty-free license on a country-by-country and 2023 Collaboration Product-by-2023 Collaboration Product basis upon the expiration of the 2023 Royalty Term applicable to the 2023 Collaboration Product in such country.

Termination

Unless earlier terminated, the 2023 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last to expire 2023 Royalty Term with respect to all 2023 Collaboration Products worldwide or (b) the expiration or termination of any 2023 Co-Co Agreement. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement in its entirety or on a 2023 Neurocrine Program-by-2023 Neurocrine Program and/or country-by-country basis by providing at least (a) 180-day advance notice if such notice is provided prior to the first commercial sale of any 2023 Collaboration Product to which the termination applies or (b) one-year advance notice if such notice is provided after the first commercial sale of any product to which the termination applies. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement with respect to a given 2023 Collaboration Product by providing written notice of termination to the Company within thirty days after complete readout of any clinical trial if the results of such clinical trial fail to meet the pre-specified primary endpoint(s) set forth in the applicable protocol or if there is a safety finding during the clinical trial relating to such 2023 Collaboration Product that either (a) is substantially irreversible or not monitorable in patients or (b) results in Neurocrine’s decision to designate such 2023 Collaboration Product as a terminated product under the 2023 Collaboration Agreement.

The Company may terminate the 2023 Neurocrine Collaboration Agreement with respect to a particular patent right of the Company’s, if Neurocrine challenges the validity or enforceability of such patent right. Subject to a cure period, either party may terminate the 2023 Neurocrine Collaboration Agreement in the event of a material breach in whole or in part, subject to specified conditions.

2023 Neurocrine Stock Purchase Agreement

In connection with the execution of the 2023 Neurocrine Collaboration Agreement, Neurocrine and the Company also entered into a stock purchase agreement on January 8, 2023, for the sale and issuance of 4,395,588 shares of common stock to Neurocrine at a price of $8.88 per share, for an aggregate purchase price of approximately $39.0 million. In accordance with the terms and conditions of the stock purchase agreement, the Company issued and sold these shares to Neurocrine on February 23, 2023.

Accounting Analysis

At inception, the Company determined the 2023 Neurocrine Collaboration Agreement was a contract with a customer under Accounting Standards Codification Topic 606 (“ASC 606”) and that modification accounting was not required given that the 2023 Neurocrine Collaboration Agreement did not represent a legally enforceable change in the scope or price of the 2019 Neurocrine Collaboration Agreement. The Company therefore determined that the 2023 Neurocrine Agreement should be accounted for separately. The 2023 Neurocrine Collaboration Agreement includes the following performance obligations: (i) the development and commercialization license for the GBA1 Program, (ii) the research and development services for the GBA1 Program, and (iii) the research and development services for each of the 2023 Discovery Programs combined with a development and commercialization license for each program. The license for the GBA1 Program is distinct as Neurocrine can benefit from such license on its own or from other resources commonly available in the industry given the stage of development of the product candidates subject to the license. Similarly, the research and development services for the GBA1 Program provide a distinct benefit to Neurocrine within the context of the contract, separate from the license. The research and development services for the 2023 Discovery Programs are not distinct as Neurocrine cannot benefit from such licenses on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. The GBA 1 license, GBA1 research and development services and the combined licenses and research and development services for the 2023 Discovery Programs are distinct from one another as Neurocrine can benefit from each program separately.

The Company identified $143.9 million of fixed transaction price consisting of the $136.0 million upfront fee, and a premium of $7.9 million related to the $39.0 million equity investment of 4,395,588 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company during the 2023 Discovery Period associated with each Program, if applicable. These amounts are determinable based on development plans, and the Company has a contractual right to the payment of cost incurred under the agreed upon program development plans. As of March 31, 2023, the development plans are in process, consistent with the contractual provisions of the 2023 Neurocrine Collaboration Agreement that provide a reasonable period of time to finalize the development plans.

Once finalized and approved, the Company will utilize the most likely amount approach to estimate the cost reimbursement and has concluded that these amounts do not require a constraint. The variable consideration associated with reimbursement of costs incurred by the Company pursuant to the development plans, which reflects a market rate for services, will be allocated to the respective performance obligation to which it relates. The additional consideration to be paid to the Company upon reaching certain milestones is excluded from the transaction price at inception due to the uncertainty of the cost reimbursement and the uncertainty of achieving the development and regulatory milestones.

The Company has allocated the fixed transaction price to the separate performance obligations based on the relative standalone selling price of each performance obligation. The estimated standalone selling prices for performance obligations were developed using the estimated selling price of the license for the GBA1 Program and each of the three 2023 Discovery Programs, using primarily adjusted market assessment approaches that considered discounted, probability-weighted cash flow analyses and entity-specific and market factors. The Company did not allocate any of the fixed transaction price to the GBA1 research and development services performance obligation as the consideration for such services reflects a market rate.

Based on the relative standalone selling price allocation, the allocation of the fixed transaction price payment to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
GBA1 Program	$69,459
2023 Discovery Program 1	24,807
2023 Discovery Program 2	24,807
2023 Discovery Program 3	24,807
Total	$143,880

The Company recognized the fixed transaction price allocated to the GBA1 Program as collaboration revenue in the first quarter of 2023, upon delivery of the development and commercialization license for the GBA1 Program to Neurocrine. The Company will recognize the consideration allocated to each of the three 2023 Discovery Program performance obligations on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and will remeasure its progress towards completion at the end of each reporting period. Proportional performance will be determined based on the workplan cost and timeline estimates.

During the three months ended March 31, 2023, the Company recognized $69.5 million of revenue associated with the 2023 Neurocrine Collaboration Agreement related to the delivery of the development and commercialization license for the GBA1 Program. During the three months ended March 31, 2023, that Company did not perform any research and development services under the 2023 Neurocrine Collaboration Agreement. As of March 31, 2023, there is $74.4 million of deferred revenue related to the 2023 Neurocrine Collaboration Agreement, which is classified as non-current in the accompanying balance sheets based on the period the services are expected to be delivered.

The Company incurred approximately $0.4 million of costs to obtain the 2023 Neurocrine Collaboration Agreement which were payable only upon the close of the transaction and therefore considered incremental costs of obtaining a contract with a customer and capitalized. The costs are recorded in prepaid expenses and are being amortized to operating expenses consistent with the manner in which the consideration allocated to the performance obligations is recognized. In conjunction with the recognition of collaboration revenue during the first quarter of 2023, approximately $0.2 million of costs to obtain the 2023 Neurocrine Collaboration Agreement were expensed.

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

During the applicable Novartis Research Term, the Company has agreed to provide plasmids to Novartis for the production of TRACER capsids for evaluation upon request. The Company has also granted Novartis a non-exclusive license, effective upon an exercise of a Novartis License Option and in addition to its options for target-exclusive licenses under certain of the Company’s intellectual property described above, on a Novartis Licensed Capsid-by-Novartis Licensed Capsid basis, under certain of the Company’s know-how to exploit the applicable Novartis Licensed Capsid as incorporated into Novartis Licensed Products containing the corresponding Novartis Payload.

Under the terms of the Novartis Agreement, Novartis paid the Company an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license novel capsids generated from the Company’s TRACER capsid discovery platform for use in gene therapy programs against two undisclosed Initial Novartis Targets. With Novartis’ option exercise on two Initial Novartis Targets, the Company received a $25.0 million option exercise payment in April 2023, and is eligible to receive associated potential development, regulatory, and commercial milestone payments, as well as mid- to high-single-digit tiered royalties based on net sales of the Novartis Licensed Products incorporating the Novartis Licensed Capsids. The two Initial Novartis Targets licensed are distinct from targets in the Company’s internal and partnered pipeline. In addition, during the research term, Novartis retains the right to expand the agreement to include options to license capsids for up to two Additional Novartis Targets, subject to their availability, for a fee of $18.0 million per Additional Novartis Target. Under such an expansion, the Company would be eligible to receive a $12.5 million license option exercise fee for each Additional Novartis Target exercised, as well as future potential milestone payments per Additional Novartis Target and tiered mid- to high-single digit royalties on the Novartis Licensed Products incorporating the Novartis Licensed Capsids.

Novartis elected not to license a capsid for one Initial Novartis Target under the Novartis Agreement prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that the Company granted to Novartis in connection with this Initial Novartis Target has terminated, the Novartis Research Term for this Initial Novartis Target has expired, and the Company is no longer eligible to receive development, regulatory, and commercial milestone payments or royalties in connection with this Initial Novartis Target. All capsid rights with respect to that Initial Novartis Target have returned to the Company.

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

Subject to certain limitations and exceptions, the Company has agreed (a) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any Company’s capsids, or grant any third party or affiliate any right or license under the Company’s rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Targets; and (b) after Novartis’ exercise of Novartis License Options, not to grant any third party or affiliate any right or license under the Company’s patents to exploit any Novartis Licensed Capsid for the applicable Novartis Target.

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

The amount allocated to each material right was recorded as deferred revenue.

During the three months ended March 31, 2023, the Company recognized $79.0 million in collaboration revenue related to the Novartis Agreement. Of this $79.0 million, $54.0 million is attributable to the exercise of the two material rights for Novartis License Options and the expiration of the third material right and was previously deferred as of December 31, 2022. The remaining $25.0 million represents the option exercise fee of $25.0 million and is reflected as accounts receivable at March 31, 2023.

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

During the three months ended March 31, 2023, the Company recorded a $1.0 million fee to research and development expense per the terms of the Touchlight License Agreement in conjunction with Novartis’ exercise of its Novartis License Options to license novel capsids generated from the Company’s TRACER capsid discovery platform for use in gene therapy programs against two undisclosed Initial Novartis Targets. This amount will be paid to Touchlight during the second quarter of 2023.

Other Agreements

During the year ended December 31, 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. During the year ended December 31, 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million for the year ended December 31, 2017 is recorded as a non-current liability in the condensed consolidated balance sheet.

Litigation

The Company was not a party to any material legal matters or claims as of March 31, 2023, or December 31, 2022. The Company did not have contingency reserves established for any litigation liabilities as of March 31, 2023, or December 31, 2022.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Research and development	$863	$801
General and administrative	1,695	1,518
Total stock-based compensation expense	$2,558	$2,319

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Stock options	$1,663	$1,477
Restricted stock awards and units	841	792
Employee stock purchase plan awards	54	51
Total stock-based compensation expense	$2,558	$2,319

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the three months ended March 31, 2023 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	1,112,563	$5.27
Granted	622,050	$7.24
Vested	(374,417)	$5.44
Forfeited	(24,037)	$3.80
Unvested restricted stock units as of March 31, 2023	1,336,159	$6.17

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. All of the restricted stock units granted in the three months ended March 31, 2023 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $0.8 million for each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $7.3 million, which is expected to be recognized over the remaining average vesting period of 2.4 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2023:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,199,571	$8.12	7.9	$6,095
Granted	1,358,200	$7.55
Exercised	(51,993)	$3.56
Cancelled or forfeited	(145,033)	$5.42
Outstanding at March 31, 2023	7,360,745	$8.10	8.0	$10,631
Exercisable at March 31, 2023	3,133,247	$10.28	6.4	$4,025

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $17.9 million which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

10. Net income (loss) per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to include them would be anti-dilutive:

	As of March 31,
	2023	2022
Unvested restricted common stock awards	45,000	137,255
Unvested restricted common stock units	1,336,159	1,097,821
Outstanding stock options	7,360,745	6,825,286
Total	8,741,904	8,060,362

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Numerator:
Net income (loss) (in thousands)	$124,044	$(21,319)
Denominator for basic net income (loss) per share:
Weighted average shares outstanding-basic	40,632,087	38,049,430
Denominator for diluted net income (loss) per share:
Weighted average shares outstanding-basic	40,632,087	38,049,430
Common stock options and restricted stock units	1,529,239	—
Weighted average shares outstanding-diluted	42,161,326	38,049,430

11. Related-party transactions

During the three months ended March 31, 2023, the Company received scientific advisory board and other scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three months ended March 31, 2023, was $199,800. The total amount of fees paid to Dr. Sah for services provided during the three months ended March 31, 2022 was de minimis.

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

Under the 2019 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy product candidates (Note 8). Amounts due from Neurocrine are reflected as related party collaboration receivables. As of March 31, 2023, the Company had approximately $0.3 million in related party collaboration receivables associated with the 2019 Neurocrine Collaboration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or the SEC, on March 7, 2023.

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

The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A,"Risk Factor" of our Annual Report on Form 10-K for the year ended December 31, 2022, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood-brain barrier, or BBB. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe that capsids we discover through our TRACER discovery platform, which we refer to as TRACER capsids, have the potential to significantly enhance the efficacy and safety of our single dose gene therapies, which we expect to be delivered with systemic infusions, as compared with conventional capsids.

In addition to leveraging TRACER capsids in potential licensing arrangements, we are advancing our own proprietary pipeline of drug candidates for neurological diseases. Our wholly-owned prioritized pipeline programs include superoxide dismutase 1, or SOD1, gene therapy for amyotrophic lateral sclerosis, or ALS, and an anti-tau antibody for Alzheimer’s disease. We have identified a lead development candidate for our anti-tau antibody program and we expect to file an investigational new drug application, or IND, for this program in the first half of 2024. We previously announced that we expected to identify a lead development candidate for our SOD1 program in the first half of 2023. We continue to evaluate the data from preclinical studies for this program and now expect to identify a lead development candidate in the second half of 2023. We intend to provide updated guidance on IND timeline once we select the development candidate. Given where we are today, we expect the IND to occur in mid-2025. In addition to these two wholly-owned programs, we are actively advancing two programs in collaboration with Neurocrine: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a FXN gene therapy program for Friedreich’s ataxia. We also maintain a robust early research pipeline of wholly-owned and collaborative gene therapy programs for neurological diseases.

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

Collaboration Agreements

2019 Neurocrine Collaboration

In January 2019, we entered into a collaboration with Neurocrine, or the 2019 Neurocrine Collaboration Agreement, for the research, development and commercialization of certain of our AAV gene therapy products, or the 2019 Collaboration Products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program, the program for the treatment of Friedreich’s ataxia, or the FA Program, including the development of the VY-FXN01 product candidate, and other undisclosed programs, or the 2019 Discovery Programs. In August 2021, the collaboration was terminated with respect to the VY-AADC Program. Under the FA Program, we and Neurocrine are currently developing a gene therapy for the treatment of Friedreich’s ataxia, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing, and speech. Development of the two targets approved by the joint steering committee under the 2019 Discovery Program is ongoing.

Under the terms of the 2019 Neurocrine Collaboration Agreement, Neurocrine has paid us an upfront payment of $115.0 million. In connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for 2019 Collaboration Products under (a) the VY-AADC Program of up to $170.0 million, which we are no longer eligible to receive in light of the partial termination of the 2019 Neurocrine Collaboration Agreement; (b) the FA Program of up to $195.0 million, and (c) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. We may be entitled to receive aggregate commercial milestone payments of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion.

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

2023 Neurocrine Collaboration

On January 8, 2023, we entered into a second collaboration agreement, or the 2023 Neurocrine Collaboration Agreement, with Neurocrine for the research, development, manufacture and commercialization of gene therapy products directed to the gene that encodes glucosylceramidase beta 1, or GBA1, for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs, and, collectively with the GBA1 Program, the 2023 Neurocrine Programs.

Under the terms of the 2023 Neurocrine Collaboration Agreement, in February 2023 Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock at a price of $8.88 per share. The 2023 Collaboration Agreement also provides for aggregate development milestone payments from Neurocrine for gene therapy products arising under the 2023 Neurocrine Programs (the “2023 Collaboration Products”) under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023, upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On February 23, 2023, we received the upfront payment, and the shares of our commons stock were issued and sold to Neurocrine pursuant to the applicable stock purchase agreement.

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

Under the terms of the Pfizer Agreement, Pfizer has paid us an upfront payment of $30 million and a payment of $10 million in connection with the exercise of the Pfizer License Option for a rare neurological disease. We are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115 million for the first corresponding Pfizer Licensed CNS Product to achieve the corresponding milestone. On a Pfizer Licensed CNS Product-by-Pfizer Licensed CNS Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Pfizer Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Pfizer Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits. For a further description of the Pfizer Agreement, refer to Note 8, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “—Pfizer Option and License Agreement.”

In March 2022, we entered into an option and license agreement, or the Novartis Agreement, with our collaborative partner Novartis. Pursuant to the Novartis Agreement, we have granted Novartis options, or the Novartis License Options, to license TRACER capsids, or the Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize certain adeno-associated virus gene therapy candidates comprised of a Novartis Licensed Capsid and a payload directed to such target, or a Novartis Payload. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license novel capsids generated from our TRACER capsid discovery platform for use in gene therapy programs against two undisclosed targets. Novartis elected not to license a capsid for a third target under the Novartis Agreement prior to the expiration of the applicable Novartis License Option. All capsid rights with respect to that target have reverted to us. For a further description of the Novartis Agreement, refer to Note 8, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “—Novartis Option and License Agreement.”

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

Our pipeline of our programs, all of which are in preclinical development, is summarized in the table below:

*After the Phase 1 readout, Voyager has the option to either: (1) co-develop and co-commercialize with Neurocrine in the United States under a 60/40 cost- and profit-sharing arrangement (Neurocrine/Voyager), or (2) grant Neurocrine full United States commercial rights in exchange for milestone payments and royalties based on United States sales.

** After the Phase 1 readout, Voyager has the option to either: (1) co-develop and co-commercialize with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement, or (2) grant Neurocrine full United States commercial rights in exchange for milestone payments and royalties based on United States sales.

Anti-Tau Antibody Program for the Treatment of Alzheimer’s Disease

Disease Overview

We are developing proprietary antibodies that selectively target and reduce the spread of pathological tau for the treatment of tauopathies, and our lead indication is Alzheimer’s disease, or AD. The spread of tau pathology closely correlates with disease progression and cognitive decline in AD, which affects approximately 6 million people in the United States and is a growing health care burden to society. Recently, anti-amyloid antibodies have been approved for treatment of AD, and there is substantial remaining unmet medical need.

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

Preclinical Studies

At the Alzheimer’s Association International Conference in August 2022, we presented data for our proprietary anti-tau antibodies, targeting the mid-domain and C-terminus with high affinity and showing favorable biophysical characteristics and strong activity in preclinical studies in mouse models. In the P301S seeding-propagation tauopathy mouse model, our C-terminal targeting anti-tau antibody blocked the seeding/propagation of filamentous tau and demonstrated substantial reduction of induced tau pathology. In March 2023, we presented new data at the AD/PD 2023 Conference highlighting the differentiating characteristics resulting in the selection of lead candidate VY-TAU01.

Program Status

In January 2023, we selected a lead humanized anti-tau antibody candidate to advance against AD. The lead candidate, VY-TAU01, targets the C-terminal domain. VY-TAU01 was selected for its affinity, selectivity, and biophysical characteristics. In April 2023, we received pre-IND written feedback from the FDA for VY-TAU01. Process development and manufacturing at a contracted manufacturer have been initiated, and we expect to initiate a good laboratory practices, or GLP, toxicology study later in 2023 to enable an IND filing in the first half of 2024.

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

Our Program Status

As part of the 2019 Neurocrine Collaboration Agreement, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will comprise a capsid, promoter, and FXN transgene and are evaluating the potential use of TRACER capsids in the program. We are completing AAV capsid biodistribution experiments to confirm capsid serotypes that effectively transduce disease target tissues in non-human primates following intravenous injection. Criteria for evaluating these capsids include safety, the overall level of transgene expression achieved, and the anatomic and cellular distribution of the transgene expression. Also, we have optimized the promoter for VY-FXN01 to achieve an acceptable therapeutic index for frataxin replacement. To evaluate the therapeutic potential of our vectors, we have conducted testing in a new genetic mouse model of Friedreich’s ataxia. In this preclinical model of Friedreich’s ataxia, our gene therapy candidates durably improved sensory function and rescued the disease phenotype based on multiple functional tests. In physiological and behavioral assays, our gene therapy candidates demonstrated dose-dependent and durable responses for more than 10 months after a single administration, preventing central and peripheral disease progression. We also have a significant effort focused on better understanding the clinical course of Friedreich’s ataxia, identifying potential fluid biomarkers and selecting clinical endpoints for future clinical trials. As part of our portfolio reevaluation and strategic shift to invest in novel capsid development efforts, we and Neurocrine are evaluating the potential use of our TRACER capsids to allow for enhanced transduction across the disease target tissues. If we and Neurocrine successfully identify a development candidate and capsid for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

Preclinical Studies

At the American Society of Gene & Cell Therapy 25th Annual Meeting in May 2022, or the ASGCT 2022 Meeting, we presented preclinical data demonstrating robust SOD1 knockdown in all levels of the spinal cord and significant improvements in motor performance, body weight, and survival in an SOD1-ALS mouse model following intravenous delivery of a vectorized siRNA using a mouse BBB-penetrant capsid.

Program Status

We have identified a potent and specific vectorized siRNA transgene that resulted in substantially extended lifespan and motor function when delivered using a BBB-penetrant capsid in an animal model. We previously announced that we expected to identify a lead development candidate for our SOD1 program in the first half of 2023. We continue to evaluate the data from preclinical studies for this program and now expect to identify a lead development candidate in the second half of 2023. We intend to provide updated guidance on IND timeline once we select the development candidate. Given where we are today, we expect the IND to occur in mid-2025.

GBA1 Gene Replacement Program for the Treatment of Parkinson’s Disease (2023 Neurocrine Collaboration)

Disease Overview

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER capsid to treat diseases linked to GBA1 mutations via a gene replacement approach. Our lead indication for this gene therapy is Parkinson’s disease with GBA1 mutations. Mutations in GBA1, the gene encoding the lysosomal glucocerebrosidase enzyme, or Gcase, are the most common genetic risk factor for synucleinopathies such as Parkinson’s disease. Parkinson’s disease is among the most common neurodegenerative diseases, impacting about one million patients in the United States and more than 10.0 million patients worldwide. Up to 10% of Parkinson’s disease patients have a GBA1 mutation, and these mutations increase the risk of Parkinson’s disease by approximately 20-fold. GBA1 mutations can decrease the activity of Gcase, leading to the accumulation of Gcase substrates which is linked to alpha-synuclein aggregates, which are thought to be toxic to neurons.

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

During the first quarter of 2023, we announced an early research initiative investigating a gene therapy targeting tau for the treatment of Alzheimer’s disease. The program combines an siRNA tau knockdown payload with an intravenously delivered TRACER capsid.

Our wholly-owned early research programs also include a program exploring a vectorized antibody against HER2 for the treatment of brain metastases from metastatic breast cancer. Pre-clinical data has demonstrated that our vectorized antibody against HER2 inhibits proliferation and promote antibody-dependent cell cytotoxicity, a process that recruits natural killer cells, macrophages and/or brain-resident innate immune cells called microglia to eliminate tumor cells.

Accumulated Deficit

We have a history of incurring significant losses. As of March 31, 2023, we had an accumulated deficit of $269.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct preclinical development activities and initiate IND application-enabling studies and clinical trials in connection with our tau antibody program and our SOD1 ALS gene therapy program;
●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques by continuing to develop our proprietary antibodies and vectorized antibody platform;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement, and our GBA1 gene therapy program pursuant to our 2023 Neurocrine Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2023, we recognized $79.0 million of collaboration revenue from the Novartis Agreement, $69.5 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, and $2.0 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of the 2023 Neurocrine Collaboration Agreement and the Novartis Agreement, refer to Note 8, Commitments and Contingencies, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the three months ended March 31, 2023, our research and development expenses have increased as compared the amounts record in the same period in the prior year. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to continue to increase. However, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses. Our expenses will increase if:

●	we are required by the FDA or the European Medicines Agency or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;

●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or

●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

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

During the three months ended March 31, 2023, our general and administrative expenses have increased as compared to the amount recorded in the same period in prior year. As our development programs progress and we identify product candidates and initiate preclinical studies and clinical trials, we will continue to expect general and administrative expenses to increase to support these additional research and development activities.

Other Income, Net

Other income, net consists primarily of interest income on our marketable securities.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended March 31, 2023, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2023.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$150,480	$658	$149,822
Operating expenses:
Research and development	18,568	14,349	4,219
General and administrative	9,028	7,659	1,369
Total operating expenses	27,596	22,008	5,588
Other income:
Interest income	1,864	31	1,833
Total other income	1,864	31	1,833
Loss before income taxes	124,748	(21,319)	146,067
Income tax provision	704	—	704
Net income (loss)	$124,044	$(21,319)	$145,363

Collaboration Revenue

Collaboration revenue was $150.5 million and $0.7 million for the three months ended March 31, 2023, and 2022, respectively. The increase in collaboration revenue was the result of $79.0 million in revenue recognized during the three months ended March 31, 2023, in connection with Novartis’ decision to exercise two Novartis License Options, along with the expiration of a third Novartis License Option. In addition, during the three months ended March 31, 2023, we recognized $69.5 million of revenue associated with the 2023 Neurocrine Collaboration Agreement related to the delivery of the development and commercialization license for the GBA1 Program. Finally, we recognized $2.0 million in research and development services and cost reimbursement from the 2019 Neurocrine Collaboration during the three months ended March 31, 2023. During the three months ended March 31, 2022, collaboration revenue was entirely related to research services and cost reimbursement from the 2019 Neurocrine Collaboration.

Research and Development Expense

Research and development expense increased by $4.2 million from $14.3 million for the three months ended March 31, 2022, to $18.6 million for the three months ended March 31, 2023. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Employee and consultant	$10,127	$6,625	$3,502
External research and development	4,833	1,801	3,032
Professional fees	2,012	2,224	(212)
Facilities and other	1,596	3,699	(2,103)
Total research and development expenses	$18,568	$14,349	$4,219

The increase in research and development expense for the three months ended March 31, 2023 was primarily attributable to the following:

●	approximately $3.5 million for increased employee and consultant related costs associated with higher headcount in research and development functions as compared to the prior year;
●	approximately $3.0 million for external research and development costs related to increased program-related spend primarily on anti-tau antibody for Alzheimer’s disease and ALS, and the fee due to Touchlight in conjunction with Novartis’ exercise of two Novartis License Options; and
●	partially offset by approximately $2.1 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

General and Administrative Expense

General and administrative expense increased by $1.3 million from $7.7 million for the three months ended March 31, 2022, to $9.0 million for the three months ended March 31, 2023. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.3 million for increased compensation costs and stock-based compensation associated with higher headcount in general and administrative functions as compared to prior year;
●	approximately $0.5 million for increased legal and patent expenses; and
●	offset by decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

Other Income, net

Other income, net of approximately $1.9 million was recognized during the three months ended March 31, 2023, as compared to less than $0.1 million during the three months ended March 31, 2022. Other income, net during both the three months ended March 31, 2023, and 2022 related to interest income on marketable securities balances. The increase is due to higher cash balances and increased interest rates during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, strategic collaborations and option and license arrangements, including our 2019 Neurocrine Collaboration Agreement and 2023 Neurocrine Collaboration Agreement, our ongoing option and license arrangements with Pfizer and Novartis under the Pfizer Agreement and the Novartis Agreement, respectively, and with our prior collaboration agreements.

As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $273.3 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at March 31, 2023, together with the $25.0 million option exercise payment received in April 2023 from Novartis, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine, will enable us to meet our planned operating expenses and capital expenditure requirements into 2025.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$123,565	$34,426
Investing activities	14,491	(19,998)
Financing activities	31,306	12
Net increase in cash, cash equivalents, and restricted cash	$169,362	$14,440

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $123.6 million during the three months ended March 31, 2023, compared to $34.4 million of net cash provided by operating activities during the three months ended March 31, 2022. The increase was primarily due to our net income for the three months ended March 31, 2023 of $124.0 million as compared to our net loss for the three months ended March 31, 2022 of $21.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $14.5 million during the three months ended March 31, 2023, compared to $20.0 million of net cash used in investing activities during the three months ended March 31, 2022. The net cash provided by investing activities for the three months ended March 31, 2023, was primarily due to $15.0 million in proceeds from sales and maturities of marketable securities. The net cash used in investing activities for the three months ended March 31, 2022, was primarily due to purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $31.3 million during the three months ended March 31, 2023, driven by proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement.

Funding Requirements

Our expenses increased during the three months ended March 31, 2023, as compared with the three months ended March 31, 2022, as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employee will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at March 31, 2023, together with the $25.0 million option exercise payment received in April 2023 from

Novartis, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine, will enable us to meet our planned operating expenses and capital expenditure requirements into 2025. Our future capital requirements will depend on many factors, including:

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

We also have non-cancelable operating lease commitments arising from our leases of office and laboratory space at our facilities in Cambridge and Lexington, Massachusetts. For more information, refer to Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of March 31, 2023, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the execution of the 2023 Neurocrine Collaboration Agreement, we and Neurocrine entered into a stock purchase agreement on January 8, 2023, for the sale and issuance of 4,395,588 shares of common stock to Neurocrine at a price of $8.88 per share, for an aggregate purchase price of approximately $39.0 million. We issued the shares to Neurocrine, effective February 23, 2023, in a private placement in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) and/or under Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

On October 18, 2022 and November 29, 2022, we granted employees restricted stock unit awards settleable for an aggregate of 30,000 shares of our common stock and 27,000 shares of our common stock, respectively, in each case effective January 1, 2023. On January 23, 2023, we issued to two executives non-statutory stock options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $9.16 per share. Each of these awards was made outside of our 2015 Stock Option and Incentive Plan as an inducement material to the recipient’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). On March 7, 2023, we filed a registration statement on Form S-8 under the Securities Act to register the shares of our common stock underlying these awards.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Stock Purchase Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.44	03/07/2023	001-37625

10.2*	Collaboration and License Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.45	03/07/2023	001-37625

10.3	Amended and Restated Investor Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.46	03/07/2023	001-37625

10.4	Transition, Separation and Release of Claims Agreement, by and between the Registrant and Robert W. Hesslein, dated February 22, 2023.	8-K	10.1	02/23/2023	001-37625

10.5	Consulting Agreement, by and between the Registrant and Robert W. Hesslein, dated April 28, 2023.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: May 9, 2023	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer
(Principal Financial and Accounting Officer)