Form 10-Q
period 2023-06-30
Voyager Therapeutics, Inc.
filed 2023-08-03
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 28, 2023 was 43,900,519.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform and our vectorized antibody platform, and our proprietary antibodies;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partner, Neurocrine Biosciences, Inc., or Neurocrine, and our licensees Pfizer Inc., or Pfizer, and Novartis Pharma AG, or Novartis;

●	our ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, or IND, applications for our programs;

●	our estimates regarding revenue, expenses, contingent liabilities, future revenues, existing cash resources and capital requirements;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

These forward-looking statements are only predictions, and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2023, particularly in “Part I, Item 1A — Risk Factors,” and, if applicable, our Quarterly Reports on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, strategic collaborations, joint ventures or investments we may make.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$244,293	$98,959
Marketable securities, current	28,453	19,889
Related party collaboration receivable	3,350	257
Prepaid expenses and other current assets	6,080	5,394
Total current assets	282,176	124,499
Property and equipment, net	17,239	17,857
Deposits and other non-current assets	1,593	1,515
Operating lease, right-of-use assets	14,528	15,485
Total assets	$315,536	$159,356
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,659	$2,566
Accrued expenses	9,060	7,816
Other current liabilities	3,013	2,832
Deferred revenue, current	31,666	59,377
Total current liabilities	45,398	72,591
Deferred revenue, non-current	51,383	6,450
Other non-current liabilities	19,729	21,295
Total liabilities	116,510	100,336
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2023 and December 31, 2022; 43,759,409 and 38,613,891 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	44	38
Additional paid-in capital	490,791	452,713
Accumulated other comprehensive loss	(133)	(219)
Accumulated deficit	(291,676)	(393,512)
Total stockholders’ equity	199,026	59,020
Total liabilities and stockholders’ equity	$315,536	$159,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration revenue	$4,853	$712	$155,333	$1,371
Operating expenses:
Research and development	21,985	12,527	40,553	26,876
General and administrative	8,294	7,552	17,322	15,211
Total operating expenses	30,279	20,079	57,875	42,087
Operating (loss) income	(25,426)	(19,367)	97,458	(40,716)
Interest income	3,274	219	5,138	271
Other income:	3	61	3	39
Total other income, net	3,277	280	5,141	310
(Loss) income before income taxes	(22,149)	(19,087)	102,599	(40,406)
Income tax provision	59	—	763	—
Net (loss) income	$(22,208)	$(19,087)	$101,836	$(40,406)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(1)	(141)	86	(226)
Total other comprehensive (loss) income	(1)	(141)	86	(226)
Comprehensive (loss) income	$(22,209)	$(19,228)	$101,922	$(40,632)

Net (loss) income per share, basic	$(0.51)	$(0.50)	$2.42	$(1.06)
Net (loss) income per share, diluted	$(0.51)	$(0.50)	$2.33	$(1.06)

Weighted-average common shares outstanding, basic	43,520,137	38,298,426	42,102,101	38,183,192
Weighted-average common shares outstanding, diluted	43,520,137	38,298,426	43,770,999	38,183,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity

Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	11,484	—	12	—	—	12
Vesting of restricted stock units	312,090	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(21,319)	(21,319)
Balance at March 31, 2022	38,241,969	$38	$444,539	$(223)	$(368,423)	$75,931
Exercises of vested stock options	63,012	—	575	—	—	575
Vesting of restricted stock units	32,165	—	—	—	—	—
Issuance of common stock under ESPP	102,105	—	313	—	—	313
Stock-based compensation expense	—	—	2,460	—	—	2,460
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(19,087)	(19,087)
Balance at June 30, 2022	38,439,251	$38	$447,888	$(364)	$(387,510)	$60,052

Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	59,020
Exercises of vested stock options	51,993	—	185	—	—	185
Vesting of restricted stock units	374,417	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized gain on available-for-sale securities, net of tax	—	—	—	87	—	87
Net income	—	—	—	—	124,044	124,044
Balance at March 31, 2023	43,435,889	$43	$486,518	$(132)	$(269,468)	$216,961
Exercises of vested stock options	198,348	1	1,228	—	—	1,229
Vesting of restricted stock units	62,828	—	—	—	—	—
Issuance of common stock under ESPP	62,344		418			418
Stock-based compensation expense	—	—	2,627	—	—	2,627
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(22,208)	(22,208)
Balance at June 30, 2023	43,759,409	$44	$490,791	$(133)	$(291,676)	$199,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$101,836	$(40,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,230	4,809
Depreciation	2,161	4,016
Amortization of premiums and discounts on marketable securities	(25)	2
Loss on disposal of fixed assets	124	—
Other non-cash items	—	(2,469)
Changes in operating assets and liabilities:
Related party collaboration receivable	(3,093)	581
Prepaid expenses and other current assets	(686)	6
Operating lease, right-of-use asset	957	2,556
Accounts payable	(907)	644
Accrued expenses	1,296	(3,652)
Operating lease liabilities	(1,385)	(2,647)
Other non-current liabilities	—	(287)
Deferred revenue	17,222	52,787
Net cash provided by operating activities	122,730	15,941
Cash flow from investing activities
Purchases of property and equipment	(1,719)	(1,280)
Purchases of marketable securities	(28,453)	(54,848)
Proceeds from sales and maturities of marketable securities	20,000	—
Net cash used in investing activities	(10,172)	(56,128)
Cash flow from financing activities
Proceeds from the exercise of stock options	1,414	587
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	31,121
Proceeds from the purchase of common stock under ESPP	319	232
Net cash provided by financing activities	32,854	819
Net increase (decrease) in cash, cash equivalents, and restricted cash	145,412	(39,368)
Cash, cash equivalents, and restricted cash, beginning of period	100,474	119,212
Cash, cash equivalents, and restricted cash, end of period	$245,886	$79,844
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$52	$113

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

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. The Company’s team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood-brain barrier (“BBB”). The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes that the capsids it discovers through its TRACER discovery platform (“TRACER Capsids”) have the potential to significantly enhance the efficacy and safety of its single dose gene therapies, which the Company expects to be delivered with systemic infusions, as compared with conventional capsids. The Company has leveraged the TRACER discovery platform to generate multiple families of TRACER Capsids with robust central nervous system (“CNS”) tropism following intravenous delivery. The Company has presented data at scientific conferences demonstrating strong transduction to multiple areas within the brain, and activity across multiple species. The Company has identified a receptor for one of its TRACER Capsid families as well as a ligand for that receptor. The Company is conducting experiments to evaluate the potential to leverage the receptor to shuttle non-viral genetic medicines across the BBB. The Company has also preliminarily identified two receptors for additional families of TRACER Capsids and is conducting confirmatory experiments.

In addition to leveraging TRACER Capsids in potential licensing arrangements, the Company is advancing its own proprietary pipeline of drug candidates for neurological diseases, with a focus on Alzheimer’s disease. The Company’s wholly-owned prioritized pipeline programs include superoxide dismutase 1 (“SOD1”) gene therapy for amyotrophic lateral sclerosis (“ALS”) and an anti-tau antibody for Alzheimer’s disease. The Company identified a lead development candidate in its anti-tau antibody program in the first quarter of 2023 and expects to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) in the first half of 2024. The Company continues to evaluate the data from preclinical studies for its SOD1 program and expects to identify a lead development candidate in the second half of 2023. The Company expects to submit an IND for its SOD1 program in mid-2025. The Company’s pipeline also includes four early research initiatives to develop gene therapies for the treatment of Alzheimer’s disease, Huntington’s disease, and brain metastases from HER2+ metastatic breast cancer.

In addition to these wholly-owned programs, the Company is actively advancing two later preclinical-stage programs in collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”): a glucocerebrosidase 1 (“GBA1”) gene therapy program for Parkinson’s disease and other GBA1-mediated diseases (“GBA1 Program”), and a FXN gene therapy program for Friedreich’s ataxia. The Company also maintains a robust early research pipeline of wholly-owned and collaborative gene therapy programs for neurological diseases.

The Company has a history of incurring annual net operating losses. As of June 30, 2023, the Company had an accumulated deficit of $291.7 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, its ongoing collaborations with Neurocrine, its option and license agreement with Pfizer Inc. (“Pfizer”), and its option and license agreement with Novartis Pharma AG (“Novartis”).

As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of $272.7 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at June 30, 2023, along with amounts expected to be received as reimbursement for development costs under the Company’s collaboration and license agreements with Neurocrine, will be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into 2025.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2023	(in thousands)
Money market funds included in cash and cash equivalents	$238,434	$238,434	$—	$—
Marketable securities:
U.S. Treasury notes	12,754	12,754	—	—
U.S. Government agency securities	4,317	4,317	—	—
Corporate bonds	1,975	—	1,975	—
Commercial paper	9,407	—	9,407	—
Total	$266,887	$255,505	$11,382	$—
December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	$91,724	$—	$—
Marketable securities:
U.S. Treasury notes	19,889	19,889	—	—
Total	$111,613	$111,613	$—	$—

The Company measures the fair value of money market funds, U.S. Treasury notes, and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, commercial bonds and commercial paper, based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at June 30, 2023 and December 31, 2022:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of June 30, 2023
Money market funds included in cash and cash equivalents	$238,434	$—	$—	$238,434
Marketable securities:
U.S. Treasury notes	12,754	1	(1)	12,754
U.S. Government agency securities	4,321	—	(4)	4,317
Corporate bonds	1,976	—	(1)	1,975
Commercial paper	9,407	—	—	9,407
Total money market funds and marketable securities	$266,892	$1	$(6)	$266,887
As of December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	—	—	$91,724
Marketable securities:
U.S. Treasury notes	19,980	—	(91)	19,889
Total money market funds and marketable securities	$111,704	$—	$(91)	$111,613

All of the Company’s marketable securities as of June 30, 2023 have a contractual maturity of one year or less.

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

The Company held $11.2 million and $19.9 million in marketable securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively. The Company held $7.9 million in marketable securities that were in an unrealized gain position as of June 30, 2023. No marketable securities were in an unrealized gain position at December 31, 2022. The unrealized losses at June 30, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$244,293	$98,959
Restricted cash included in deposits and other non-current assets	1,593	1,515
Total cash, cash equivalents, and restricted cash	$245,886	$100,474

5. Accrued expenses

Accrued expenses as of June 30, 2023 and December 31, 2022 consist of the following:

	As of June 30,	As of December 31,
	2023	2022

	(in thousands)
Employee compensation costs	$3,731	$4,559
Research and development costs	3,335	1,895
Professional services	829	726
Accrued goods and services	1,165	636
Total	$9,060	$7,816

6. Lease obligation

Operating Leases

As of June 30, 2023, the Company has a lease for office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026 and a lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031.

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

During each of the three and six months ended June 30, 2023, the Company incurred lease expenses of $0.9 million and $1.8 million, respectively, for operating leases. During each of the three and six months ended

June 30, 2022, the Company incurred lease expenses of $1.4 million and $2.8 million, respectively, for operating leases. As of June 30, 2023, the weighted average remaining lease term was 5.5 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating sublease income	(in thousands)
	$—	$690	$—	$1,380

7. Other liabilities

As of June 30, 2023 and December 31, 2022, other current and non-current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022

	(in thousands)
Other current liabilities
Lease liability	3,013	2,832
Total other current liabilities	$3,013	$2,832

Other non-current liabilities
Lease liability	$18,729	$20,294
Other	1,000	1,001
Total other non-current liabilities	$19,729	$21,295

8. Commitments and contingencies

Significant Agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2022 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023 and 2022, there were no material changes to the Company’s collaboration agreement with Neurocrine executed in March 2019 (the “2019 Neurocrine Collaboration Agreement”) and the option and license agreement executed with Pfizer in October 2021 (the “Pfizer Agreement”). Accordingly, there were no changes to the Company’s accounting treatment for these agreements through June 30, 2023. The Company recorded revenue of $1.6 million and $0.7 million under the 2019 Neurocrine Collaboration Agreement during the three months ended June 30, 2023 and 2022, respectively. The Company recorded revenue of $3.6 million and $1.4 million under the 2019 Neurocrine Collaboration Agreement during the six months ended June 30, 2023 and 2022, respectively. The Company did not recognize any collaboration revenue related to the Pfizer Agreement during the three or six months ended June 30, 2023 or 2022.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

On January 8, 2023, the Company entered into a collaboration and license agreement with Neurocrine (the “2023 Neurocrine Collaboration Agreement”) for the research, development, manufacture and commercialization of gene therapy products directed to the GBA1 Program, and three early research programs focused on the research, development, manufacture and commercialization of gene therapies designed to address CNS diseases or conditions associated with rare genetic targets (the “2023 Discovery Programs” and, collectively with the GBA1 Program, the “2023 Neurocrine Programs”). The 2023 Neurocrine Collaboration Agreement became effective upon the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which occurred on February 21, 2023 (the “Neurocrine Effective Date”).

Collaboration and License

Under the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to collaborate on the conduct of the 2023 Neurocrine Programs. Under the terms of the 2023 Neurocrine Collaboration Agreement, subject to the rights retained by the Company thereunder, the Company granted to Neurocrine, as of the Neurocrine Effective Date, an exclusive, royalty-bearing, sublicensable, worldwide license, under certain of the Company’s intellectual property rights, to research, develop, manufacture and commercialize gene therapy products (the “2023 Collaboration Products”), arising under the 2023 Neurocrine Programs.

Pursuant to mutually-agreed workplans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of the Company and Neurocrine, (the “2023 Discovery Period”), and as overseen by the Joint Steering Committee (“JSC”) for the ongoing collaboration with Neurocrine, the Company is responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other pre-clinical activities regarding the 2023 Collaboration Products. Neurocrine has agreed to be responsible for all costs the Company incurs in conducting pre-clinical development activities for each 2023 Neurocrine Program, in accordance with JSC agreed upon workplans and budgets. If the Company breaches its responsibilities during this time or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of the Company’s activities under such 2023 Neurocrine Program.

The Company has been granted the option (“2023 Co-Co Option”) to co-develop and co-commercialize 2023 Collaboration Products in the GBA1 Program in the United States upon the occurrence of the Company receiving topline data from the first Phase 1 clinical trial for a product candidate being developed pursuant to the GBA1 Program. Should the Company elect to exercise its 2023 Co-Co Option, the Company and Neurocrine agree to enter into a cost and profit-sharing arrangement (a “2023 Co-Co Agreement”), whereby the Company and Neurocrine agree to jointly develop and commercialize 2023 Collaboration Products in the GBA1 Program (“2023 Co-Co Products”) in the United States and share equally in the GBA1 Program’s costs, profits and losses in the United States, with each party entitled to or responsible for 50% of profits and losses with respect to each 2023 Co-Co Product in the United States, subject to specified exceptions. The parties have agreed that the 2023 Co-Co Agreement will provide the Company the right to terminate the 2023 Co-Co Agreement for any reason upon prior written notice to Neurocrine and provide Neurocrine the right to terminate or amend the 2023 Co-Co Agreement upon a change of control under certain circumstances. In the event the Company exercises its 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of the Company’s share of profits until the Company’s obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off out of such 50% of the Company’s share of profits.

Candidate Selection

Either party may notify the JSC of any gene therapy product candidate that includes a Company capsid and a payload that is being developed under a 2023 Neurocrine Program (a “Collaboration Candidate”), that it desires to nominate as a development candidate. In such event, the JSC shall determine whether such nominated Collaboration Candidate meets certain development criteria. There will be a maximum of four potential development candidates for which development is being performed under any 2023 Neurocrine Program at any given time during the 2023 Discovery Period. If a Collaboration Candidate fails to meet criteria established by the JSC and is removed from consideration to become a development candidate or is named a development candidate, then a new Collaboration Candidate may be nominated to be a potential development candidate to replace the Collaboration Candidate that has failed or succeeded such that not more than four potential development candidates per program are under consideration at any one time during the 2023 Discovery Period.

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

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, in February 2023 Neurocrine paid the Company an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock of the Company at a price of $8.88 per share. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to the Company for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

Neurocrine has also agreed to pay the Company tiered royalties, based on future net sales of the 2023 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from (a) for the GBA1 Program, the low double-digits to twenty and the high single-digits to mid-teens, respectively, and (b) for each 2023 Discovery Program, high single-digits to mid-teens and mid-single digits to low double-digits, respectively. On a country-by-country and 2023 Neurocrine Program-by-2023 Neurocrine Program basis, the parties have agreed royalty payments would commence on the first commercial sale of a 2023 Collaboration Product in such country and terminate upon the latest of (a) the expiration, invalidation or the abandonment of the last patent covering the composition of the 2023 Collaboration Product or its approved method of use in such country, (b) ten years from the first commercial sale of the 2023 Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country, (the “2023 Royalty Term”). Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patent rights related to a 2023 Collaboration Product, approval of biosimilar products in each country, or required payment of licensing fees to third parties related to the development and commercialization of any 2023 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to a fully-paid, perpetual, irrevocable royalty-free license on a country-by-country and 2023 Collaboration Product-by-2023 Collaboration Product basis upon the expiration of the 2023 Royalty Term applicable to the 2023 Collaboration Product in such country.

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

Accounting Analysis

At inception, the Company determined the 2023 Neurocrine Collaboration Agreement was a contract with a customer under Accounting Standards Codification Topic 606 (“ASC 606”) and that modification accounting was not required given that the 2023 Neurocrine Collaboration Agreement did not represent a legally enforceable change in the scope or price of the 2019 Neurocrine Collaboration Agreement. The Company therefore determined that the 2023 Neurocrine Agreement should be accounted for separately. The 2023 Neurocrine Collaboration Agreement includes the following performance obligations: (i) the development and commercialization license for the GBA1 Program, (ii) the research and development services for the GBA1 Program, and (iii) the research and development services for each of the 2023 Discovery Programs combined with a development and commercialization license for each program. The license for the GBA1 Program is distinct as Neurocrine can benefit from such license on its own or from other resources commonly available in the industry given the stage of development of the product candidates subject to the license. Similarly, the research and development services for the GBA1 Program provide a distinct benefit to Neurocrine within the context of the contract, separate from the license. The research and development services for the 2023 Discovery Programs are not distinct as Neurocrine cannot benefit from such licenses on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. The GBA1 license, GBA1 research and development services and the combined licenses and research and development services for the 2023 Discovery Programs are distinct from one another as Neurocrine can benefit from each program separately.

The Company identified $143.9 million of fixed transaction price consisting of the $136.0 million upfront fee, and a premium of $7.9 million related to the $39.0 million equity investment of 4,395,588 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company during the 2023 Discovery Period associated with each Program.

These amounts are determinable based on development plans, and the Company has a contractual right to the payment of costs incurred under the agreed upon program development plans.

The Company utilizes the most likely amount approach to estimate the cost reimbursement and has concluded that these amounts do not require a constraint. As of June 30, 2023, the estimate of the expected reimbursement was $5.9 million of costs incurred based on expectations as of such date. The additional consideration to be paid to the Company upon reaching certain milestones is excluded from the transaction price at inception due to the uncertainty of the payment and the uncertainty of achieving the development and regulatory milestones.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the 2023 Neurocrine Collaboration Agreement. The reimbursement of research services is at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. Based on the initial development plans, the total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of June 30, 2023:

Performance Obligation	Amount
(in thousands)
Variable Consideration
GBA1 Program	$5,361
2023 Discovery Program 1	166
2023 Discovery Program 2	166
2023 Discovery Program 3	166
Total	$5,859

Based on the relative standalone selling price allocation, the allocation of the fixed transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
GBA1 Program	$69,459
2023 Discovery Program 1	24,807
2023 Discovery Program 2	24,807
2023 Discovery Program 3	24,807
Total	$143,880

The Company recognized the fixed transaction price allocated to the development and commercialization license for the GBA1 Program as collaboration revenue in the first quarter of 2023, upon delivery of the development and commercialization license for the GBA1 Program to Neurocrine. The Company is recognizing the consideration allocated to each of the three 2023 Discovery Program performance obligations on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period. Proportional performance is determined based on the workplan cost and timeline estimates.

During the three months ended March 31, 2023, the Company recognized $69.5 million of revenue associated with the 2023 Neurocrine Collaboration Agreement related to the delivery of the development and commercialization license for the GBA1 Program. During the three months ended June 30, 2023, the Company recognized $2.2 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the GBA1 Program. During the three months ended June 30, 2023, the Company recognized $0.7 million of revenue associated with the fixed transaction price allocated to the three 2023 Discovery Programs, and with research and development services performed during the period and the corresponding cost reimbursement receivable for the three 2023 Discovery Programs. As of June 30, 2023, there was $73.7 million of deferred revenue related to the 2023 Neurocrine Collaboration Agreement, of which $26.1 million was classified as current and $47.6 million was classified as non-current in the accompanying balance sheets based on the period the services are expected to be delivered.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities under the 2023 Neurocrine Collaboration Agreement during the six months ended June 30, 2023:

	Balance at			Balance at
	December 31, 2022	Additions	Deductions	June 30, 2023

	(in thousands)
Related party collaboration receivable	$-	2,239	$-	$2,239
Contract liabilities:
Deferred revenue	$-	74,420	$(689)	$73,731

The Company incurred approximately $0.4 million of costs to obtain the 2023 Neurocrine Collaboration Agreement which were payable only upon the close of the transaction and therefore considered incremental costs of obtaining a contract with a customer and capitalized. The costs are recorded in prepaid expenses and are being amortized to operating expenses consistent with the manner in which the consideration allocated to the performance obligations is recognized. In conjunction with the recognition of collaboration revenue during the six months ended June 30, 2023, approximately $0.2 million of costs to obtain the 2023 Neurocrine Collaboration Agreement were expensed.

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

During the three months ended March 31, 2023, the Company recognized $79.0 million in collaboration revenue related to the Novartis Agreement. Of this $79.0 million, $54.0 million is attributable to the exercise of the two material rights for Novartis License Options and the expiration of the third material right and was previously deferred as of December 31, 2022. The remaining $25.0 million represents the option exercise fee of $25.0 million. This amount was received by the Company during the second quarter of 2023.

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

During the three months ended March 31, 2023, the Company recorded a $1.0 million fee to research and development expense per the terms of the Touchlight License Agreement in conjunction with Novartis’ exercise of its Novartis License Options to license novel capsids generated from the Company’s TRACER Capsid discovery platform for use in gene therapy programs against two undisclosed Initial Novartis Targets. This amount was paid to Touchlight during the second quarter of 2023.

Other Licensing Agreements

On June 28, 2023, the Company and Sangamo Therapeutics, Inc. (“Sangamo”) entered into a definitive license agreement for a potential treatment of prion disease. Using its proprietary epigenetic regulation platform, Sangamo has developed zinc finger transcriptional regulators which it believes can specifically and potently block expression of the prion protein, the pathogenic driver of prion disease. The Company is eligible to earn certain license fees, royalties on potential commercial sales of any products using the Company’s capsid, and, in the event the prion program is out licensed by Sangamo, a portion of all licensing revenues received with respect to this program. The Company has evaluated this license agreement under ASC 606 and determined that this agreement is not material to the financial statements, and all variable consideration is fully constrained.

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

Litigation

The Company was not a party to any material legal matters or claims as of June 30, 2023, or December 31, 2022. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2023, or December 31, 2022.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Research and development	$690	$781	$1,553	$1,582
General and administrative	1,982	1,709	3,677	3,227
Total stock-based compensation expense	$2,672	$2,490	$5,230	$4,809

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Stock options	$1,903	$1,618	$3,566	$3,095
Restricted stock awards and units	724	842	1,565	1,634
Employee stock purchase plan awards	45	30	99	81
Total stock-based compensation expense	$2,672	$2,490	5,230	4,809

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2023 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	1,112,563	$5.27
Granted	684,950	$7.28
Vested	(437,245)	$5.62
Forfeited	(46,768)	$4.43
Unvested restricted stock units as of June 30, 2023	1,313,500	$6.23

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. All of the restricted stock units granted in the six months ended June 30, 2023 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units was $0.7 million and $1.6 million for the three and six months ended June 30, 2023, respectively. The stock-based compensation expense related to restricted stock units was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $6.4 million, which is expected to be recognized over the remaining average vesting period of 2.4 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2023:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,199,571	$8.12	7.9	$6,095
Granted	1,663,200	$8.32
Exercised	(250,341)	$5.97
Cancelled or forfeited	(277,659)	$9.71
Outstanding at June 30, 2023	7,334,771	$8.18	8.0	$29,875
Exercisable at June 30, 2023	3,300,800	$9.77	6.7	$11,634

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $17.2 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

10. Net (loss) income per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to include them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30
	2023	2022	2023	2022
Unvested restricted common stock awards	45,000	137,255	45,000	137,255
Unvested restricted common stock units	1,313,500	1,031,365	725,876	1,031,365
Outstanding stock options	7,334,771	6,629,600	6,253,497	6,629,600
Total	8,693,271	7,798,220	7,024,373	7,798,220

Basic net (loss) income and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Numerator:
Net (loss) income (in thousands)	$(22,208)	$(19,087)	$101,836	$(40,406)
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	43,520,137	38,298,426	42,102,101	38,183,192
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding-basic	43,520,137	38,298,426	42,102,101	38,183,192
Common stock options and restricted stock units	—	—	1,668,898	—
Weighted average shares outstanding-diluted	43,520,137	38,298,426	43,770,999	38,183,192

11. Related-party transactions

During the six months ended June 30, 2023, the Company received scientific advisory board and other scientific advisory services from Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2023, was $184,000 and $383,800, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2022 was $82,425 and $92,325, respectively. During the second quarter of 2023, the Company and Dr. Sah agreed to a fee of $50,000 per month for advisory services from Dr. Sah. This agreement became effective during June 2023.

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

Under each of the Company’s collaboration agreements with Neurocrine, the Company and Neurocrine have agreed to conduct research, development, and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivables. As of June 30, 2023, the Company had approximately $0.8 million in related party collaboration receivables associated with the 2019 Neurocrine Collaboration Agreement. As of June 30, 2023, the Company had approximately $2.2 million in related party collaboration receivables associated with the 2023 Neurocrine Collaboration Agreement.

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

The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A,"Risk Factor" of our Annual Report on Form 10-K for the year ended December 31, 2022, and, if applicable, those included under Part II, Item 1A of our Quarterly Reports on Form 10-Q., that could cause actual future results or events to differ materially from the forward-looking statements that we make. Additional risk factors may be identified from time to time in our future filings with the SEC.

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

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood-brain barrier, or BBB. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe that capsids we discover through our TRACER discovery platform, which we refer to as TRACER Capsids, have the potential to significantly enhance the efficacy and safety of our single dose gene therapies, which we expect to be delivered with systemic infusions, as compared with conventional capsids. We have leveraged the TRACER discovery platform to generate multiple families of TRACER Capsids with robust central nervous system, or CNS, tropism following intravenous delivery. We have also identified a receptor for one of our TRACER Capsid families as well as a ligand for that receptor. We are conducting experiments to evaluate the potential to leverage the receptor to shuttle non-viral genetic medicines across the BBB. We have also preliminarily identified two receptors for additional families of TRACER Capsids and are conducting confirmatory experiments.

In addition to leveraging TRACER Capsids in potential licensing arrangements, we are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on Alzheimer’s disease, or AD. Our wholly-owned prioritized pipeline programs include superoxide dismutase 1, or SOD1, gene therapy for amyotrophic lateral sclerosis, or ALS, and an anti-tau antibody for AD. We have identified a lead development candidate for our anti-tau antibody program in the first quarter of 2023 and we expect to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration for this program in the first half of 2024. We continue to evaluate the data from preclinical studies for our SOD1 program and expect to identify a lead development candidate in the second half of 2023. We expect to submit the IND for our SOD1 program in mid-2025. Our pipeline also includes four early research initiatives to develop gene therapies for the treatment of AD, Huntington’s disease, and brain metastases from HER2+ metastatic breast cancer. In addition to these wholly-owned programs, we are actively advancing two later preclinical stage programs in collaboration with Neurocrine: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a FXN gene therapy program for Friedreich’s ataxia.

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

●	Broad Applicability. AAV is able to transduce, or transfer a therapeutic gene, into numerous cell types including target cells in the CNS, cardiac, and other tissues.
●	Safety. We do not believe AAV is known to cause any disease in humans.
●	Does Not Readily Integrate. AAV does not readily integrate into the genome of the target cell, an attribute which we believe reduces the potential for oncogenesis, or the induction of cancer.
●	Scalability. AAV is able to be manufactured at commercial quality and scale.

We believe that neurological diseases are well-suited for treatment with AAV gene therapy for the following reasons:

●	Validated Targets. Many neurological, cardiac, and other diseases are caused by well-defined mutations in genes and these genes represent genetically validated drug targets for AAV gene therapy.
●	Targeted Delivery. We believe our TRACER Capsids may allow for significantly enhanced gene therapy delivery to specific types of cells and tissues at lower doses.
●	Durable Expression. Long-term gene expression may be achievable in the CNS and other tissues following one-time dosing and transfer of the therapeutic gene with an AAV vector. Because repeated or continual dosing with direct injection of drugs into the CNS and other tissues is complex, a one-time AAV gene therapy has significant advantages.

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

TRACER Capsid Discovery

Our scientists have developed TRACER, a proprietary AAV capsid discovery platform to facilitate the selection of TRACER Capsids for particular therapeutic applications based on BBB-crossing and cell-specific transduction properties in multiple species, including non-human primates, or NHPs. We believe these TRACER Capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses and, potentially, with fewer safety and tolerability issues than first-generation therapies. These TRACER Capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We continue to perform screening campaigns with our TRACER discovery platform to identify additional proprietary AAV9- and AAV5-derived TRACER Capsids and to refine previously-identified TRACER Capsids to target or de-target multiple tissue and cell types. At the American Society of Gene & Cell Therapy 26th Annual Meeting in May 2023, or the ASGCT 2023 Meeting, we presented data demonstrating greater than 50% cell transduction in multiple areas of the brain at a dose of 2E12 vg/kg following intravenous administration of our VCAP-102 TRACER Capsid in marmosets.

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

Under the terms of the 2023 Neurocrine Collaboration Agreement, in February 2023 Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock at a price of $8.88 per share. The 2023 Collaboration Agreement also provides for aggregate development milestone payments from Neurocrine for gene therapy products arising under the 2023 Neurocrine Programs, or the 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

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

Under the terms of the Pfizer Agreement, Pfizer has paid us an upfront payment of $30 million and a payment of $10 million in connection with the exercise of the Pfizer License Option for a rare neurological disease. We are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115 million for the first Pfizer Licensed CNS Product to achieve the applicable milestone. On a Pfizer Licensed CNS Product-by-Pfizer Licensed CNS Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Pfizer Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Pfizer Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits. For a further description of the Pfizer Agreement, refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview of Our Pipeline

We have leveraged our TRACER discovery platform and other gene therapy platforms, our expertise with proprietary antibodies, and our vectorized antibody platform to assemble a pipeline of proprietary AAV gene therapies and passive and vectorized payloads for the treatment of neurological and other diseases which we believe have high unmet medical need. Depending on the disease, we are seeking to develop AAV gene therapies that will use a gene replacement or gene silencing approach, and antibodies that will use a passive administration or vectorized delivery approach. Our goal is to address the underlying causes or the predominant manifestations of specific diseases by significantly increasing or decreasing expression of the relevant proteins in targeted tissues.

Our pipeline of our programs, all of which are in preclinical development, is summarized in the table below:

Wholly-Owned Programs

Anti-Tau Antibody Program for the Treatment of AD

Disease Overview

We are developing proprietary antibodies that selectively target and reduce the spread of pathological tau for the treatment of tauopathies, and our lead indication is AD. The spread of tau pathology closely correlates with disease progression and cognitive decline in AD, which affects approximately 6 million people in the United States and is a growing health care burden to society. Recently, anti-amyloid antibodies have been approved for treatment of AD, and there is substantial remaining unmet medical need.

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

Program Status

In January 2023, we selected a lead humanized anti-tau antibody candidate to advance against AD. The lead candidate, VY-TAU01, targets the C-terminal domain. VY-TAU01 was selected for its affinity, selectivity, and biophysical characteristics. In April 2023, we received pre-IND written feedback from the FDA for VY-TAU01. Process development and manufacturing at a contracted manufacturer have been initiated, and we expect to initiate a good laboratory practices, or GLP, toxicology study in the second half of 2023 to enable an IND submission in the first half of 2024.

Early Research Programs for the Treatment of AD

During the first quarter of 2023, we announced an early research initiative investigating a gene therapy targeting tau for the treatment of AD. The program combines an siRNA tau knockdown payload with an intravenously delivered TRACER Capsid.

In August 2023, we announced an early research initiative investigating a gene therapy targeting anti-amyloid for the treatment of AD. The program combines a vectorized anti-amyloid antibody with an intravenously delivered TRACER Capsid.

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

Our Treatment Approach

We believe that a therapeutic delivering a vectorized highly potent small interfering RNA, or siRNA, construct via intravenous administration of an AAV gene therapy with a vectorized siRNA may enable broad CNS knockdown of SOD1, potentially slowing the decline of functional ability in ALS patients with the SOD1 mutation. We believe that a Phase 1 clinical trial to demonstrate reductions in SOD1 in the cerebrospinal fluid and in neurofilament light chain in the plasma will provide evidence of target engagement and the attenuation of motor neuron loss, respectively.

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

Program Status

We have identified a potent and specific vectorized siRNA transgene that resulted in substantially extended lifespan and motor function when delivered using a BBB-penetrant capsid in a mouse model. We continue to evaluate the data from preclinical studies for this program and now expect to identify a lead development candidate in the second half of 2023. We expect to submit an IND for this program in mid-2025.

Other Early Research Programs

In January 2023, we announced the launch of an updated early research initiative for the treatment of Huntington’s disease. The updated gene therapy program, which leverages the latest insights in disease biology, combines an intravenous TRACER Capsid with vectorized siRNAs to enable specific knockdown of mHTT and MSH3. Early data on the selection and vectorization of siRNAs targeting mHTT were presented at the 18th Annual Huntington's Disease Therapeutics Conference held in Dubrovnik, Croatia, in April 2023.

Our wholly-owned early research programs also include a program exploring a vectorized antibody against HER2 for the treatment of brain metastases from HER2+ metastatic breast cancer. Pre-clinical data has demonstrated that our vectorized antibody against HER2 inhibits proliferation and promote antibody-dependent cell cytotoxicity, a process that recruits natural killer cells, macrophages and/or brain-resident innate immune cells called microglia to eliminate tumor cells.

Collaboration Programs

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

Preclinical Studies

At the ASGCT 2022 Meeting, we presented preclinical data demonstrating CNS target engagement and delivery of therapeutically relevant levels of Gcase in a GBA1 loss of function mouse model, as well as sustained expression for three or more months following intravenous administration. At the AD/PD 2023 Conference, we presented new data from additional mouse efficacy studies showing that three potential development candidates each demonstrated significant improvement in several efficacy biomarkers. We presented data at the ASGCT 2023 Meeting summarizing the mouse findings and additional data from a non-human primate study showing that the administration of a reporter transgene via a single, intravenous dose using two novel BBB-penetrant AAV capsids demonstrated substantially improved biodistribution and gene expression compared to conventional AAV9 in the putamen and substantia nigra, two areas of the brain that are affected in Parkinson’s disease.

Program Status

Under the 2023 Neurocrine Collaboration Agreement, we are developing gene therapy products directed to the gene that encodes GBA1 for the treatment of Parkinson’s disease and other diseases associated with GBA1. The GBA1 Program is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will be comprised of a TRACER Capsid, promoter, and transgene. If we and Neurocrine successfully identify a lead development candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

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

Our Program Status

As part of the 2019 Neurocrine Collaboration Agreement, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will be comprised of a capsid, promoter, and FXN transgene and are evaluating the potential use of TRACER Capsids in the program. We are completing AAV capsid biodistribution experiments to confirm capsid serotypes that effectively transduce disease target tissues in non-human primates following intravenous injection. If we and Neurocrine successfully identify a development lead candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

Accumulated Deficit

We have a history of incurring significant losses. As of June 30, 2023, we had an accumulated deficit of $291.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct preclinical development activities and initiate GLP toxicology studies and clinical trials in connection with our tau antibody program and our SOD1 ALS gene therapy program;
●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques by continuing to develop our proprietary antibodies and vectorized antibody platform;
●	increase our investment in and support for our TRACER discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the identification of receptors for our TRACER Capsids and related initiatives to leverage these receptors for further novel capsid discovery and the delivery of non-viral genetic medicines;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement, and our GBA1 gene therapy program pursuant to our 2023 Neurocrine Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2023, we recognized $2.9 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $1.6 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.3 million of other collaboration revenue. For the six months ended June 30, 2023, we recognized $79.0 million of collaboration revenue from the Novartis Agreement, $72.4 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $3.6 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.3 million of other collaboration revenue.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the six months ended June 30, 2023, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to continue to increase. However, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

During the six months ended June 30, 2023, our general and administrative expenses have increased as compared to the amount recorded in the same period in prior year. As our development programs progress and we identify product candidates and initiate preclinical studies and clinical trials, we will continue to expect general and administrative expenses to increase to support these additional research and development activities.

Other Income, Net

Other income, net for the six months ended June 30, 2023, consists primarily of interest income on our marketable securities.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the six months ended June 30, 2023, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2023.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$4,853	$712	$4,141
Operating expenses:
Research and development	21,985	12,527	9,458
General and administrative	8,294	7,552	742
Total operating expenses	30,279	20,079	10,200
Other income, net:
Interest income	3,274	219	3,055
Other income	3	61	(58)
Total other income, net	3,277	280	2,997
Net loss before income taxes	$(22,149)	$(19,087)	$(3,062)

Collaboration Revenue

Collaboration revenue was $4.9 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase in collaboration revenue was a result of, during the three months ended June 30, 2023, we recognized $2.9 million of revenue associated with the 2023 Neurocrine Collaboration Agreement, $1.6 million of revenue associated with the 2019 Neurocrine Collaboration Agreement, and $0.3 million of other collaboration revenue. During the three months ended June 30, 2022, collaboration revenue was entirely related to research services and cost reimbursement from the 2019 Neurocrine Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $9.5 million from $12.5 million for the three months ended June 30, 2022, to $22.0 million for the three months ended June 30, 2023. The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Employee and consultant	$9,888	$6,924	$2,964
External research and development	8,555	2,794	5,761
Facilities and other	1,608	1,022	586
Professional fees	1,934	1,787	147
Total research and development expenses	$21,985	$12,527	$9,458

The increase in research and development expense for the three months ended June 30, 2023 was primarily attributable to the following:

●	approximately $3.0 million for increased employee and consultant related costs associated with higher headcount in research and development functions as compared to the three months ended June 30, 2022;

●	approximately $5.8 million for external research and development costs related to increased program-related spend primarily on anti-tau antibody for AD and ALS; and
●	approximately $0.5 million for increased facility and other costs primarily related to the gain recorded in conjunction with the terminated lease at 75 Sidney Street during the three months ended June 30, 2022.

General and Administrative Expense

General and administrative expense increased by $0.7 million from $7.6 million for the three months ended June 30, 2022, to $8.3 million for the three months ended June 30, 2023. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $0.2 million for increased compensation costs and stock-based compensation associated with higher headcount in general and administrative functions as compared to the three months ended June 30, 2022;

●	approximately $0.4 million for increased facility and other costs primarily related to the gain recorded in conjunction with the terminated lease at 75 Sidney Street during the second quarter of 2022; and

●	approximately $0.1 million for increased legal and patent expenses.

Other Income, net

Other income, net of approximately $3.3 million was recognized during the three months ended June 30, 2023, as compared to $0.3 million during the three months ended June 30, 2022. Other income, net during both the three months ended June 30, 2023 and 2022 was related to interest income on marketable securities balances. The increase was due to higher cash balances and increased interest rates during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$155,333	$1,371	$153,962
Operating expenses:
Research and development	40,553	26,876	13,677
General and administrative	17,322	15,211	2,111
Total operating expenses	57,875	42,087	15,788
Other income, net:
Interest income	5,138	271	4,867
Other income	3	39	(36)
Total other income, net	5,141	310	4,831
Net income (loss) before income taxes	$102,599	$(40,406)	$143,005

Collaboration Revenue

Collaboration revenue was $155.3 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in collaboration revenue was the result of $79.0 million in revenue recognized during the six months ended June 30, 2023, in connection with Novartis’ decision to exercise two Novartis License Options, along with the expiration of a third Novartis License Option. In addition, during the six months ended June 30, 2023, we recognized $72.4 million of revenue associated with the 2023 Neurocrine Collaboration Agreement, $3.6 million of revenue associated with the 2019 Neurocrine Collaboration Agreement, and $0.3 million of other collaboration revenue. During the six months ended June 30, 2022, collaboration revenue was entirely related to research services and cost reimbursement from the 2019 Neurocrine Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $13.7 million from $26.9 million for the six months ended June 30, 2022, to $40.6 million for the six months ended June 30, 2023. The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Employee and consultant	$20,016	$13,567	$6,449
External research and development	13,388	4,595	8,793
Facilities and other	3,203	4,626	(1,423)
Professional fees	3,946	4,088	(142)
Total research and development expenses	$40,553	$26,876	$13,677

The increase in research and development expense for the six months ended June 30, 2023 was primarily attributable to the following:

●	approximately $6.4 million for increased employee and consultant related costs associated with higher headcount in research and development functions as compared to the same period in the prior year;
●	approximately $8.8 million for external research and development costs related to increased program-related spend primarily on anti-tau antibody for AD and ALS, and the fee due to Touchlight in conjunction with Novartis’ exercise of two Novartis License Options; and
●	partially offset by approximately $1.5 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

General and Administrative Expense

General and administrative expense increased by $2.1 million from $15.2 million for the six months ended June 30, 2023, to $17.3 million for the six months ended June 30, 2023. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.6 million for increased compensation costs and stock-based compensation associated with higher headcount in general and administrative functions as compared to the same period in the prior year;
●	approximately $0.7 million for increased legal and patent expenses; and

●	offset by approximately $0.2 million in decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

Other Income, net

Other income, net of approximately $5.1 million was recognized during the six months ended June 30, 2023, as compared to $0.3 million during the six months ended June 30, 2022. Other income, net during both the six months ended June 30, 2023, and 2022 was primarily related to interest income on marketable securities balances. The increase is due to higher cash balances and increased interest rates during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

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

As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $272.7 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2023, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine, will enable us to meet our planned operating expenses and capital expenditure requirements into 2025.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash provided (used in) by:
Operating activities	$122,730	$15,941
Investing activities	(10,172)	(56,128)
Financing activities	32,854	819
Net increase (decrease) in cash, cash equivalents, and restricted cash	$145,412	$(39,368)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $122.7 million during the six months ended June 30, 2023, compared to $15.9 million of net cash provided by operating activities during the six months ended June 30, 2022. The increase was primarily due to our net income for the six months ended June 30, 2023 of $101.6 million as compared to our net loss for the six months ended June 30, 2022 of $40.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.2 million during the six months ended June 30, 2023, compared to $56.1 million during the six months ended June 30, 2022. The change was primarily due to increased purchases of marketable securities during the six months ended June 30, 2022 as compared to the six month ended June 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $32.9 million during the six months ended June 30, 2023, driven by proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement.

Funding Requirements

Our expenses increased during the six months ended June 30, 2023, as compared with the six months ended June 30, 2022, as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employee will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2023, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine, will enable us to meet our planned operating expenses and capital expenditure requirements into 2025. Our future capital requirements will depend on many factors, including:

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of June 30, 2023, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Employment Agreement by and between the Registrant and Jacquelyn Fahey Sandell, effective as of July 5, 2023.	8-K	10.1	07/10/2023	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: August 3, 2023	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer
(Principal Financial and Accounting Officer)