Form 10-Q
period 2023-09-30
Voyager Therapeutics, Inc.
filed 2023-11-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-37625

Voyager Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	46-3003182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Hayden Avenue, Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

(857) 259-5340

(Registrant’s telephone number, including area code)

64 Sidney Street, Cambridge, Massachusetts 02139

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 30, 2023 was 43,995,363.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM discovery platform and our vectorized antibody platform, and our proprietary antibodies;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partner, Neurocrine Biosciences, Inc. and our licensees Alexion, AstraZeneca Rare Disease, or Alexion (successor-in-interest to former licensee Pfizer Inc.), and Novartis Pharma AG;

●	our ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, or IND, applications for our programs;

●	our estimates regarding revenue, expenses, contingent liabilities, future revenues, existing cash resources and capital requirements;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$65,269	$98,959
Marketable securities, current	187,667	19,889
Related party collaboration receivable	3,253	257
Prepaid expenses and other current assets	5,736	5,394
Total current assets	261,925	124,499
Property and equipment, net	17,109	17,857
Deposits and other non-current assets	1,593	1,515
Operating lease, right-of-use assets	14,026	15,485
Total assets	$294,653	$159,356
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,270	$2,566
Accrued expenses	11,051	7,816
Other current liabilities	3,106	2,832
Deferred revenue, current	44,261	59,377
Total current liabilities	61,688	72,591
Deferred revenue, non-current	37,826	6,450
Other non-current liabilities	18,919	21,295
Total liabilities	118,433	100,336
Commitments and contingencies (see note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2023 and December 31, 2022; 43,909,161 and 38,613,891 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	44	38
Additional paid-in capital	494,001	452,713
Accumulated other comprehensive loss	(248)	(219)
Accumulated deficit	(317,577)	(393,512)
Total stockholders’ equity	176,220	59,020
Total liabilities and stockholders’ equity	$294,653	$159,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaboration revenue	$4,614	$41,086	$159,947	$42,457
Operating expenses:
Research and development	25,863	19,337	66,416	46,213
General and administrative	8,258	7,307	25,580	22,518
Total operating expenses	34,121	26,644	91,996	68,731
Operating (loss) income	(29,507)	14,442	67,951	(26,274)
Interest income	3,429	545	8,567	816
Other income	—	2,637	3	2,676
Total other income, net	3,429	3,182	8,570	3,492
(Loss) income before income taxes	(26,078)	17,624	76,521	(22,782)
Income tax (benefit) provision	(177)	—	586	—
Net (loss) income	$(25,901)	$17,624	$75,935	$(22,782)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(115)	27	(29)	(199)
Total other comprehensive (loss) income	(115)	27	(29)	(199)
Comprehensive (loss) income	$(26,016)	$17,651	$75,906	$(22,981)

Net (loss) income per share, basic	$(0.59)	$0.46	$1.85	$(0.59)
Net (loss) income per share, diluted	$(0.59)	$0.45	$1.78	$(0.59)

Weighted-average common shares outstanding, basic	43,864,838	38,507,542	40,962,116	38,292,497
Weighted-average common shares outstanding, diluted	43,864,838	39,570,394	42,610,724	38,292,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity

Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	11,484	—	12	—	—	12
Vesting of restricted stock units	312,090	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(21,319)	(21,319)
Balance at March 31, 2022	38,241,969	$38	$444,539	$(223)	$(368,423)	$75,931
Exercises of vested stock options	63,012	—	575	—	—	575
Vesting of restricted stock units	32,165	—	—	—	—	—
Issuance of common stock under ESPP	102,105	—	313	—	—	313
Stock-based compensation expense	—	—	2,460	—	—	2,460
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(19,087)	(19,087)
Balance at June 30, 2022	38,439,251	$38	$447,887	$(364)	$(387,510)	$60,051
Exercises of vested stock options	5,341	—	15	—	—	15
Vesting of restricted stock units	75,744	—	—	—	—	—
Stock-based compensation expense	—	—	2,106	—	—	2,106
Unrealized gain on available-for-sale securities, net of tax	—	—	—	27	—	27
Net income	—	—	—	—	17,624	17,624
Balance at September 30, 2022	38,520,336	$38	$450,008	$(337)	$(369,886)	79,823

Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	59,020
Exercises of vested stock options	51,993	—	185	—	—	185
Vesting of restricted stock units	374,417	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized gain on available-for-sale securities, net of tax	—	—	—	87	—	87
Net income	—	—	—	—	124,044	124,044
Balance at March 31, 2023	43,435,889	$43	$486,518	$(132)	$(269,468)	$216,961
Exercises of vested stock options	198,348	1	1,228	—	—	1,229
Vesting of restricted stock units	62,828	—	—	—	—	—
Issuance of common stock under ESPP	62,344		418			418
Stock-based compensation expense	—	—	2,627	—	—	2,627
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(22,208)	(22,208)
Balance at June 30, 2023	43,759,409	$44	$490,791	$(133)	$(291,676)	$199,026
Exercises of vested stock options	127,252	—	415	—	—	415
Vesting of restricted stock units	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	2,795	—	—	2,795
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(25,901)	(25,901)
Balance at September 30, 2023	43,909,161	$44	$494,001	$(248)	$(317,577)	$176,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flow from operating activities
Net income (loss)	$75,935	$(22,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,108	6,998
Depreciation	3,106	5,357
Amortization of premiums and discounts on marketable securities	(1,832)	(23)
Loss on disposal of fixed assets	143	—
Other non-cash items	—	(2,468)
Changes in operating assets and liabilities:
Accounts receivable	—	(10,000)
Related party collaboration receivable	(2,996)	507
Prepaid expenses and other current assets	(342)	(1,652)
Operating lease, right-of-use asset	1,459	3,005
Accounts payable	704	763
Accrued expenses	3,236	1,536
Operating lease liabilities	(2,102)	(3,280)
Other non-current liabilities	—	(151)
Deferred revenue	16,260	21,925
Net cash provided by (used in) operating activities	101,679	(265)
Cash flow from investing activities
Purchases of property and equipment	(2,501)	(1,558)
Purchases of marketable securities	(194,975)	(54,848)
Proceeds from sales and maturities of marketable securities	29,000	35,000
Net cash used in investing activities	(168,476)	(21,406)
Cash flow from financing activities
Proceeds from the exercise of stock options	1,829	602
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	31,121	—
Proceeds from the purchase of common stock under ESPP	235	232
Net cash provided by financing activities	33,185	834
Net decrease in cash, cash equivalents, and restricted cash	(33,612)	(20,837)
Cash, cash equivalents, and restricted cash, beginning of period	100,474	119,212
Cash, cash equivalents, and restricted cash, end of period	$66,862	$98,375
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$—	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company dedicated to breaking through barriers in gene therapy and neurology. The Company focuses on leveraging its expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the gene therapy and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, therefore providing clinically meaningful impact to patients. The Company’s gene therapy platforms enable it to engineer, optimize, manufacture and deliver its adeno-associated virus (“AAV”) based gene therapies that it believes have the potential to safely provide durable efficacy. The Company’s team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects diseases in which the Company believes an AAV gene therapy or other biological therapy will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. The Company then engineers and optimizes an AAV vector or other biological therapy for activity in, efficacy in, or delivery to, the targeted tissue or cells.

The Company is identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. The Company’s team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood-brain barrier (“BBB”). The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. The Company believes that the capsids it discovers through its TRACER discovery platform (“TRACER Capsids”) have the potential to significantly enhance the efficacy and safety of its single dose gene therapies, which the Company expects to be delivered with systemic infusions, as compared with conventional capsids. The Company has leveraged the TRACER discovery platform to generate multiple families of TRACER Capsids with robust central nervous system (“CNS”) tropism following intravenous delivery. The Company has presented data at scientific conferences demonstrating strong transduction to multiple areas within the brain and activity across multiple species. The Company has identified receptors for some of its TRACER Capsid families as well as a ligand for a particular receptor and is conducting experiments to evaluate the potential to leverage its receptors to shuttle non-viral genetic medicines across the BBB.

In addition to leveraging TRACER Capsids in potential licensing arrangements, the Company is advancing its own proprietary pipeline of drug candidates for neurological diseases, with a focus on Alzheimer’s disease. The Company’s wholly-owned prioritized pipeline programs include superoxide dismutase 1 (“SOD1”) gene therapy for amyotrophic lateral sclerosis (“ALS”) and an anti-tau antibody for Alzheimer’s disease. The Company identified a lead development candidate in its anti-tau antibody program in the first quarter of 2023, initiated good laboratory practices toxicology studies in the third quarter of 2023, and expects to submit an investigational new drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) in the first half of 2024. The Company continues to evaluate the data from preclinical studies for its SOD1 program and expects to identify a lead development candidate in 2023. The Company expects to submit an IND for its SOD1 program in mid-2025. The Company’s pipeline also includes four early research initiatives to develop gene therapies for the treatment of Alzheimer’s disease, Huntington’s disease, and brain metastases from HER2+ metastatic breast cancer.

In addition to these wholly-owned programs, the Company is actively advancing two later preclinical-stage programs in collaboration with Neurocrine Biosciences, Inc. (“Neurocrine”): a glucocerebrosidase 1 (“GBA1”) gene therapy program for Parkinson’s disease and other GBA1-mediated diseases (the “GBA1 Program”), and a FXN gene therapy program for Friedreich’s ataxia. The Company also maintains a robust early research pipeline of wholly-owned and collaborative gene therapy programs for neurological diseases.

The Company has a history of incurring annual net operating losses. As of September 30, 2023, the Company had an accumulated deficit of $317.6 million. The Company has not generated any product revenue and has financed its operations primarily through funding from fees, milestone payments, and cost reimbursements associated with its prior collaborations with Sanofi Genzyme Corporation (“Sanofi Genzyme”) and AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, its ongoing collaborations with Neurocrine, its option and license agreement with Alexion, AstraZeneca Rare Disease (“Alexion”) (successor-in-interest to former licensee Pfizer Inc. (“Pfizer”)), and its option and license agreement with Novartis Pharma AG (“Novartis”), as well as public offerings and private placements of its equity securities.

As of September 30, 2023, the Company had cash, cash equivalents, and marketable securities of $252.9 million. The Company is committed to maintaining a strong balance sheet that supports the advancement and growth of its platform and pipeline. The Company continues to assess its planned cash needs both during and in future periods. It expects its cash, cash equivalents, and marketable securities, along with amounts expected to be received as reimbursement for development costs under the Neurocrine collaborations and interest income, to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements into mid-2025.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates of the Financial Accounting Standards Board.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2023	(in thousands)
Money market funds included in cash and cash equivalents	$58,098	$58,098	$—	$—
Marketable securities:
U.S. Treasury notes	111,071	111,071	—	—
U.S. Government agency securities	34,232	34,232	—	—
Corporate bonds	27,780	—	27,780	—
Commercial paper	14,583	—	14,583	—
Total	$245,764	$203,401	$42,363	$—
December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	$91,724	$—	$—
Marketable securities:
U.S. Treasury notes	19,889	19,889	—	—
Total	$111,613	$111,613	$—	$—

The Company measures the fair value of money market funds, U.S. Treasury notes, and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, corporate bonds and commercial paper, based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at September 30, 2023 and December 31, 2022:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of September 30, 2023
Money market funds included in cash and cash equivalents	$58,098	$—	$—	$58,098
Marketable securities:
U.S. Treasury notes	111,120	3	(52)	111,071
U.S. Government agency securities	34,273	—	(41)	34,232
Corporate bonds	27,811	—	(31)	27,780
Commercial paper	14,583	—	—	14,583
Total money market funds and marketable securities	$245,885	$3	$(124)	$245,764
As of December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	—	—	$91,724
Marketable securities:
U.S. Treasury notes	19,980	—	(91)	19,889
Total money market funds and marketable securities	$111,704	$—	$(91)	$111,613

All of the Company’s marketable securities as of September 30, 2023 have a contractual maturity of one year or less.

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

The Company held $81.8 million and $19.9 million in marketable securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively. The unrealized losses at September 30, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$65,269	$98,959
Restricted cash included in deposits and other non-current assets	1,593	1,515
Total cash, cash equivalents, and restricted cash	$66,862	$100,474

5. Accrued expenses

Accrued expenses as of September 30, 2023 and December 31, 2022 consist of the following:

	As of September 30,	As of December 31,
	2023	2022

	(in thousands)
Employee compensation costs	$4,809	$4,559
Research and development costs	4,196	1,895
Professional services	755	726
Accrued goods and services	1,291	636
Total	$11,051	$7,816

6. Lease obligation

Operating Leases

As of September 30, 2023, the Company has a lease for office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026 and a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031.

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

On August 11, 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space. The term of the First Amendment commences on the date on which the landlord makes the space available for use by the Company, and expires on January 31, 2031, unless sooner terminated or extended. As of September 30, 2023, the space is not yet available for use by the Company, and therefore, the lease has not yet commenced. The commencement date for the First Amendment is estimated to occur on or about February 1, 2024.

During each of the three and nine months ended September 30, 2023, the Company incurred lease expenses of $0.9 million and $2.7 million, respectively, for operating leases. During each of the three and nine months ended September 30, 2022, the Company incurred lease expenses of $1.0 million and $3.8 million, respectively, for operating leases. As of September 30, 2023, the weighted average remaining lease term was 5.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Operating sublease income	$—	$—	$—	$1,380

7. Other liabilities

As of September 30, 2023 and December 31, 2022, other current and non-current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022

	(in thousands)
Other current liabilities
Lease liability	3,106	2,832
Total other current liabilities	$3,106	$2,832

Other non-current liabilities
Lease liability	$17,919	$20,294
Other	1,000	1,001
Total other non-current liabilities	$18,919	$21,295

8. Significant agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2022 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023 and 2022, there were no material changes to the Company’s collaboration agreement with Neurocrine executed in March 2019 (the “2019 Neurocrine Collaboration Agreement”) and the option and license agreement executed with Pfizer in October 2021 (the “Pfizer Agreement”) other than the assignment of the Pfizer Agreement to Alexion. Accordingly, there were no changes to the Company’s accounting treatment for these agreements through September 30, 2023.

The Company recorded revenue of $1.5 million and $1.1 million under the 2019 Neurocrine Collaboration Agreement during the three months ended September 30, 2023 and 2022, respectively. The Company recorded revenue of $5.2 million and $2.5 million under the 2019 Neurocrine Collaboration Agreement during the nine months ended

September 30, 2023 and 2022, respectively. The Company did not recognize any collaboration revenue related to the Alexion Agreement during the three or nine months ended September 30, 2023 or 2022.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

On January 8, 2023, the Company entered into a collaboration and license agreement with Neurocrine (the “2023 Neurocrine Collaboration Agreement”) for the research, development, manufacture and commercialization of gene therapy products directed to the GBA1 Program, and three early research programs focused on the research, development, manufacture and commercialization of gene therapies designed to address CNS diseases or conditions associated with rare genetic targets (the “2023 Discovery Programs” and, collectively with the GBA1 Program, the “2023 Neurocrine Programs”). The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023 (the “Neurocrine Effective Date”).

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

Neurocrine has also agreed to pay the Company tiered royalties, based on future net sales of the 2023 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from (a) for the GBA1 Program, the low double-digits to twenty and the high single-digits to mid-teens, respectively, and (b) for each 2023 Discovery Program, high single-digits to mid-teens and mid-single digits to low double-digits, respectively. On a country-by-country and 2023 Neurocrine Program-by-2023 Neurocrine Program basis, the parties have agreed royalty payments would commence on the first commercial sale of a 2023 Collaboration Product in such country and terminate upon the latest of (a) the expiration, invalidation or the abandonment of the last patent covering the composition of the 2023 Collaboration Product or its approved method of use in such country, (b) ten years from the first commercial sale of the 2023 Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country (the “2023 Royalty Term”). Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patent rights related to a 2023 Collaboration Product, approval of biosimilar products in each country, or required payment of licensing fees to third parties related to the development and commercialization of any 2023 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to a fully-paid, perpetual, irrevocable royalty-free license on a country-by-country and 2023 Collaboration Product-by-2023 Collaboration Product basis upon the expiration of the 2023 Royalty Term applicable to the 2023 Collaboration Product in such country.

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

Accounting Analysis

At inception, the Company determined the 2023 Neurocrine Collaboration Agreement was a contract with a customer under ASC Topic 606 (“ASC 606”) and that modification accounting was not required given that the 2023 Neurocrine Collaboration Agreement did not represent a legally enforceable change in the scope or price of the 2019 Neurocrine Collaboration Agreement. The Company therefore determined that the 2023 Neurocrine Agreement should be accounted for separately. The 2023 Neurocrine Collaboration Agreement includes the following performance obligations: (i) the development and commercialization license for the GBA1 Program, (ii) the research and development services for the GBA1 Program, and (iii) the research and development services for each of the 2023 Discovery Programs combined with a development and commercialization license for each program. The license for the GBA1 Program is distinct as Neurocrine can benefit from such license on its own or from other resources commonly available in the industry given the stage of development of the product candidates subject to the license. Similarly, the research and development services for the GBA1 Program provide a distinct benefit to Neurocrine within the context of the contract, separate from the license. The research and development services for the 2023 Discovery Programs are not distinct as Neurocrine cannot benefit from such licenses on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. The GBA1 license, GBA1 research and development services and the combined licenses and research and development services for the 2023 Discovery Programs are distinct from one another as Neurocrine can benefit from each program separately.

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

The Company utilizes the most likely amount approach to estimate the cost reimbursement and has concluded that these amounts do not require a constraint. As of September 30, 2023, the estimate of the expected reimbursement was $13.3 million of costs incurred based on expectations as of such date. The additional consideration to be paid to the Company upon reaching certain milestones is excluded from the transaction price at inception due to the uncertainty of the payment and the uncertainty of achieving the development and regulatory milestones.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the 2023 Neurocrine Collaboration Agreement. The reimbursement of research services is at a market rate and the allocation of the fixed consideration to all of the performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. Based on the initial development plans, the total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of September 30, 2023:

Performance Obligation	Amount
(in thousands)
Variable Consideration
GBA1 Program	$6,189
2023 Discovery Program 1	3,417
2023 Discovery Program 2	2,354
2023 Discovery Program 3	1,292
Total	$13,252

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

During the three months ended March 31, 2023, the Company recognized $69.5 million of revenue associated with the 2023 Neurocrine Collaboration Agreement related to the delivery of the development and commercialization license for the GBA1 Program. During the three months ended September 30, 2023, the Company recognized $2.0 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the GBA1 Program. During the three months ended September 30, 2023, the Company recognized $1.1 million of revenue associated with the fixed transaction price allocated to the three 2023 Discovery Programs, and with research and development services performed during the period and the corresponding cost reimbursement receivable for the three 2023 Discovery Programs. During the nine months ended September 30, 2023, the Company recognized $4.2 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the GBA1

Program. During the nine months ended September 30, 2023, the Company recognized $1.8 million of revenue associated with the fixed transaction price allocated to the three 2023 Discovery Programs, and with research and development services performed during the period and the corresponding cost reimbursement receivable for the three 2023 Discovery Programs. As of September 30, 2023, there was $72.8 million of deferred revenue related to the 2023 Neurocrine Collaboration Agreement, of which $37.7 million was classified as current and $35.1 million was classified as non-current in the accompanying balance sheets based on the period the services are expected to be delivered.

The following table presents changes in the balances of the Company’s related party collaboration receivables and contract liabilities under the 2023 Neurocrine Collaboration Agreement during the nine months ended September 30, 2023:

	Balance at			Balance at
	December 31, 2022	Additions	Deductions	September 30, 2023

	(in thousands)
Related party collaboration receivable	$-	$4,364	$(2,445)	$1,919
Contract liabilities:
Deferred revenue	$-	$74,420	$(1,643)	$72,777

The Company incurred approximately $0.4 million of costs to obtain the 2023 Neurocrine Collaboration Agreement which were payable only upon the close of the transaction and therefore considered incremental costs of obtaining a contract with a customer and capitalized. The costs are recorded in prepaid expenses and are being amortized to operating expenses consistent with the manner in which the consideration allocated to the performance obligations is recognized. In conjunction with the recognition of collaboration revenue during the nine months ended September 30, 2023, approximately $0.2 million of costs to obtain the 2023 Neurocrine Collaboration Agreement were expensed.

Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement)

Summary of Agreement

On October 1, 2021, the Company entered into an option and license agreement with Pfizer pursuant to which the Company granted Pfizer options to receive an exclusive license (the “Pfizer License Options”) to certain TRACER capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes (the “Pfizer Transgenes”). Under the terms of the Pfizer Agreement, during an initial research term that ended as of October 1, 2022 (the “Pfizer Research Term”), Pfizer had the right to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective central nervous system (“CNS”) and cardiovascular diseases.

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

Effective as of September 30, 2022, Pfizer exercised its Pfizer License Option with respect to a capsid for the specified Pfizer Transgene for potential treatment of a rare neurological disease. Pfizer did not exercise its option to license a capsid for the potential treatment of a cardiovascular disease. As result, Pfizer’s right to exercise a Pfizer License Option for a cardiovascular disease has terminated in accordance with the terms of the Pfizer Agreement and all rights to capsids for that cardiovascular disease have reverted to the Company. Pfizer’s exercise of a Pfizer License Option extended the Pfizer Research Term to October 1, 2024, during which period the Company may, at its sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of the rare neurological disease associated with the exercise of the applicable Pfizer License Option.

Pursuant to the exercise of the Pfizer License Option, the Company granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the corresponding Pfizer Transgene (the “Pfizer Licensed CNS Products”).

On July 28, 2023, Alexion entered into a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies from Pfizer. Effective upon the closing of the transaction on September 20, 2023, Alexion acquired all of Pfizer’s rights under the Pfizer Agreement (now the “Alexion Agreement”) and became the successor-in-interest to Pfizer thereunder. The acquisition does not impact the material terms of the option and license agreement. Until October 1, 2024, while the Company is not obligated to conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of rare neurological diseases, it has agreed to continue to disclose to Alexion, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Alexion may, during the Pfizer Research Term (now the “Alexion Research Term”), conduct additional evaluations of such capsid candidates and has the right to substitute any other capsid candidate for the capsid Pfizer elected to license when it exercised the Pfizer License Option.

Under the Alexion Agreement, Alexion is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Pfizer Licensed CNS Products (now the “Alexion Licensed Products”). Alexion is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Alexion Licensed CNS Product for which Pfizer exercised its Pfizer License Option in (a) the United States and (b) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which is referred to as an “Alexion Major Market Country”), subject to certain limitations. Alexion is also required to use commercially reasonable efforts to commercialize each Alexion Licensed CNS Product in the United States and at least one Alexion Major Market Country where Alexion or its designated affiliates or sublicensees has received regulatory approval for such Alexion Licensed CNS Product, subject to certain limitations.

Under the terms of the Alexion Agreement, Pfizer paid the Company an upfront payment of $30.0 million in October 2021. Following the exercise of the Pfizer License Option, Pfizer paid the Company a fee of $10.0 million. The Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Alexion Licensed CNS Product to achieve the corresponding milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Under the terms of the Alexion Agreement, each of the Company and Alexion owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Alexion Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Alexion Agreement and in the course of the Company’s and Alexion’s activities under the Alexion Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, the Company agreed (a) during the Alexion Research Term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under the Company’s rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene (now an “Alexion Transgene”) in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (b) not to grant any third party or affiliate any right or license under the Company’s patents to exploit any licensed capsid in combination with any Alexion Transgene.

Unless earlier terminated, the Alexion Agreement expires on the expiration of the last-to-expire royalty term with respect to all Alexion Licensed CNS Products in all countries. Subject to a cure period, either party may terminate the Alexion Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Alexion may also terminate the Alexion Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s noncompliance with certain anti-bribery or anti-corruption covenants. Alexion may also terminate the Alexion Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company.

Upon certain terminations for cause by Alexion, the license that the Company has granted to Alexion under the Alexion Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Alexion under such license had the Alexion Agreement remained in effect would be substantially reduced.

Accounting Analysis

At inception, the Company determined the Alexion Agreement was a contract with a customer under ASC 606. The Company assessed the promised goods and services under the Alexion Agreement, in accordance with ASC 606, and determined that the Alexion Agreement contains two performance obligations consisting of two material rights, one for each of the Pfizer License Options. The Company concluded that each Pfizer License Option provided a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the Pfizer License Option at the specified exercise fee. Upon the exercise of a Pfizer License Option, until October 1, 2024, while the Company is not obligated to conduct additional research activities upon option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Alexion, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Alexion may, conduct additional evaluations of such capsid candidates and has the right to substitute any other capsid candidate for the capsid Pfizer elected to license when it exercised the Pfizer License Option. The Company determined that this promise to provide Alexion the ability to evaluate and potentially substitute other capsid candidates for the capsid Pfizer elected to license when it exercised the Pfizer License Option, if and when available, is an additional performance obligation in the arrangement (the “Alexion Substitution Right Performance Obligation”).

The Company received a nonrefundable, upfront payment of $30.0 million as consideration under the Alexion Agreement, which represented the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the Pfizer License Option or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

The Company allocated the transaction price to the Pfizer License Options based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each Pfizer License Option on a standalone basis. The Company reached this conclusion after considering (a) the downstream economics including option fees, milestones and royalties related to each Pfizer License Option being identical and (b) comparable market data. The Company determined the standalone selling price for the Alexion Substitution Right Performance Obligation was insignificant to the allocation of the transaction price using the relative standalone selling price model and, accordingly, did not allocate any transaction price to the Alexion Substitution Right Performance Obligation. This determination was supported by qualitative and quantitative assessments of the standalone selling price that considered the cost of identifying other potential capsid candidates and the likelihood of license substitution. As such, based on the relative standalone selling price for each of the two material rights, the allocation of the transaction price to the separate performance obligations was $15.0 million for each material right. The amount allocated to each material right was initially recorded as deferred revenue.

During the three and nine months ended September 30, 2022, the Company recognized $40.0 million in collaboration revenue related to the Alexion Agreement. No revenue was recognized under the Alexion Agreement for the three and nine months ended September 30, 2023.

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

Litigation

The Company was not a party to any material legal matters or claims as of September 30, 2023, or December 31, 2022. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2023, or December 31, 2022.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Research and development	$919	$588	$2,472	$2,170
General and administrative	1,959	1,601	5,636	4,828
Total stock-based compensation expense	$2,878	$2,189	$8,108	$6,998

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Stock options	$2,021	$1,357	$5,587	$4,452
Restricted stock awards and units	774	748	2,339	2,382
Employee stock purchase plan awards	83	84	182	164
Total stock-based compensation expense	$2,878	$2,189	$8,108	$6,998

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2023 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	1,112,563	$5.27
Granted	725,550	$7.52
Vested	(459,745)	$5.68
Forfeited	(65,641)	$4.65
Unvested restricted stock units as of September 30, 2023	1,312,727	$6.40

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. All of the restricted stock units granted in the nine months ended September 30, 2023 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units was $0.8 million and $2.3 million for the three and nine months ended September 30, 2023, respectively. The stock-based compensation expense related to restricted stock units was $0.7 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $6.0 million, which is expected to be recognized over the remaining average vesting period of 2.3 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2023:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,199,571	$8.12	7.9	$6,095
Granted	2,250,400	$8.64
Exercised	(377,593)	$5.02
Cancelled or forfeited	(326,785)	$9.60
Outstanding at September 30, 2023	7,745,593	$8.42	7.9	$9,348
Exercisable at September 30, 2023	3,527,536	$9.66	6.7	$4,355

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $19.1 million which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

10. Net (loss) income per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to include them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30
	2023	2022	2023	2022
Unvested restricted common stock awards	22,500	64,608	22,500	64,608
Unvested restricted common stock units	1,312,727	523,627	714,164	941,275
Outstanding stock options	7,745,593	5,433,867	6,695,548	6,079,071
Total	9,080,820	6,022,102	7,432,212	7,084,954

Basic net (loss) income and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Numerator:
Net (loss) income (in thousands)	$(25,901)	$17,624	$75,935	$(22,782)
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	43,864,838	38,507,542	40,962,116	38,292,497
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding-basic	43,864,838	38,507,542	40,962,116	38,292,497
Common stock options and restricted stock units	—	1,062,852	1,648,608	—
Weighted average shares outstanding-diluted	43,864,838	39,570,394	42,610,724	38,292,497

11. Related-party transactions

During the nine months ended September 30, 2023, the Company received scientific advisory board and other scientific advisory services from Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2023, was $157,500 and $541,300, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2022 was $93,600 and $185,925, respectively. During the second quarter of 2023, the Company and Dr. Sah agreed to a fee of $50,000 per month for advisory services from Dr. Sah. This agreement became effective in June 2023.

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

Under each of the Company’s collaboration agreements with Neurocrine, the Company and Neurocrine have agreed to conduct research, development, and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivables. As of September 30, 2023, the Company had approximately $1.3 million in related party collaboration receivables associated with the 2019 Neurocrine Collaboration Agreement. As of September 30, 2023, the Company had approximately $1.9 million in related party collaboration receivables associated with the 2023 Neurocrine Collaboration Agreement.

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

The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A,"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, and, if applicable, those included under Part II, Item 1A of our Quarterly Reports on Form 10-Q., that could cause actual future results or events to differ materially from the forward-looking statements that we make. Additional risk factors may be identified from time to time in our future filings with the SEC.

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

Overview

We are a biotechnology company dedicated to breaking through barriers in gene therapy and neurology. We focus on leveraging our expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the gene therapy and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, therefore providing clinically meaningful impact to patients. Our gene therapy platforms enable us to engineer, optimize, manufacture and deliver our adeno-associated virus, or AAV, based gene therapies that we believe have the potential to safely provide durable efficacy. Our team of experts in the fields of AAV gene therapy and neuroscience first identifies and selects diseases in which we believe an AAV gene therapy or other biological therapy will answer a high unmet medical need, be supported by target validation, offer an efficient path to human proof of biology, present robust preclinical pharmacology, and offer strong commercial potential. We then engineer and optimize an AAV vector or other biological therapy for activity in, efficacy in, or delivery to, the targeted tissue or cells.

We are identifying proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. Our team has developed a proprietary AAV capsid discovery platform called TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) that employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the blood-brain barrier, or BBB. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including non-human primates. We believe that capsids we discover through our TRACER discovery platform, which we refer to as TRACER Capsids, have the potential to significantly enhance the efficacy and safety of our single dose gene therapies, which we expect to be delivered with systemic infusions, as compared with conventional capsids. We have leveraged the TRACER discovery platform to generate multiple families of TRACER Capsids with robust central nervous system, or CNS, tropism following intravenous delivery. We have presented data at scientific conferences demonstrating strong transduction to multiple areas within the brain and activity across multiple species. We have identified receptors for some of our TRACER Capsid families as well as a ligand for a particular receptor and are conducting experiments to evaluate the potential to leverage our receptors to shuttle non-viral genetic medicines across the BBB.

In addition to leveraging TRACER Capsids in potential licensing arrangements, we are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on Alzheimer’s disease, or AD. Our wholly-owned prioritized pipeline programs include superoxide dismutase 1, or SOD1, gene therapy for amyotrophic lateral sclerosis, or ALS, and an anti-tau antibody for AD. We have identified a lead development candidate for our anti-tau antibody program in the first quarter of 2023, initiated good laboratory practices, or GLP, toxicology studies in the third quarter of 2023, and we expect to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration for this program in the first half of 2024. We continue to evaluate the data from preclinical studies for our SOD1 program and expect to identify a lead development candidate in 2023. We expect to submit the IND for our SOD1 program in mid-2025. Our pipeline also includes four early research initiatives to develop gene therapies for the treatment of AD, Huntington’s disease, and brain metastases from HER2+ metastatic breast cancer. In addition to these wholly-owned programs, we are actively advancing two later preclinical stage programs in collaboration with Neurocrine: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a FXN gene therapy program for Friedreich’s ataxia.

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

The Voyager Gene Therapy Platform

We have built a gene therapy platform that we believe positions us to be the leading company at the intersection of AAV gene therapy and neurological diseases. Our team of experts in the field of AAV gene therapy first identifies and selects diseases that are well-suited for treatment using AAV gene therapy. We then engineer and optimize AAV vectors, identifying a capsid for delivery of a payload, comprising a therapeutic gene, which we refer to as a transgene, and a promoter to drive expression of the transgene, to the targeted tissue or cells. Finally, we leverage established routes of administration and advances in dosing techniques to optimize delivery of our AAV vectors to target cells that are critical to the disease of interest. We believe that optimizing each of these parameters is a key factor for overall program success. We expect that our current and future pipeline programs will make use of technological advances generated with our gene therapy platform.

Disease Selection

Following an internal review process, we have prioritized pipeline programs for our development. This review evaluated the opportunity presented by each prioritized program based on the following criteria: high unmet medical need, target validation, efficient path to human proof of biology, robust preclinical pharmacology, and strong commercial potential.

Vector Engineering and Optimization

The key components of an AAV vector include: (a) the capsid; (b) the transgene; and (c) payload control elements, including the promoter or other DNA sequences that modulate the expression of the transgene. We have advanced or intend to advance our multiple preclinical programs towards selection of lead clinical candidates using AAV vectors that we believe are best suited for each of our programs either through use of our existing capsids, through exercising a non-exclusive worldwide commercial license to capsid sequences covered by third parties, or by engineering or optimizing TRACER Capsids. We have also built, or intend to build, capabilities to design, screen, and advance genetic sequences within our AAV vectors, including transgenes and payload control elements, to create optimized therapeutic candidates for each of our preclinical programs.

TRACER Capsid Discovery

Our scientists have developed TRACER, a proprietary AAV capsid discovery platform to facilitate the selection of TRACER Capsids for particular therapeutic applications based on BBB-crossing and cell-specific transduction properties in multiple species, including non-human primates, or NHPs. We believe these TRACER Capsids may allow for significantly enhanced gene delivery to specific types of cells in the brain at lower doses and, potentially, with fewer safety and tolerability issues than first-generation therapies. These TRACER Capsids are now in advanced stages of characterization for deployment in our gene therapy development programs. We continue to perform screening campaigns with our TRACER discovery platform to identify additional proprietary AAV9- and AAV5-derived TRACER Capsids and to refine previously-identified TRACER Capsids to target or de-target multiple tissue and cell types. At the American Society of Gene & Cell Therapy 26th Annual Meeting in May 2023, or the ASGCT 2023

Meeting, we presented data demonstrating greater than 50% cell transduction in multiple areas of the brain at a dose of 2x1012 vector genomes per kilogram following intravenous administration of our VCAP-102 TRACER Capsid in marmosets.

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

Collaboration Agreements

2019 Neurocrine Collaboration

In January 2019, we entered into a collaboration with Neurocrine, or the 2019 Neurocrine Collaboration Agreement, for the research, development and commercialization of certain of our AAV gene therapy products, or the 2019 Collaboration Products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program, the program for the treatment of Friedreich’s ataxia, or the FA Program, including the development of the VY-FXN01 product candidate, and two undisclosed programs, or the 2019 Discovery Programs. In August 2021, the collaboration was terminated with respect to the VY-AADC Program. Under the FA Program, we and Neurocrine are currently developing a gene therapy for the treatment of Friedreich’s ataxia, a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing, and speech. Development of the two targets approved by the joint steering committee under the 2019 Discovery Programs is ongoing.

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

Under the terms of the 2023 Neurocrine Collaboration Agreement, in February 2023 Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock at a price of $8.88 per share. The 2023 Collaboration Agreement also provides for aggregate development milestone payments from Neurocrine for gene therapy products arising under the 2023 Neurocrine Programs, or the 2023 Collaboration Products, under (a) the GBA1 Program of up to $985.0 million and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023. On February 23, 2023, we received the upfront payment, and the shares of our commons stock were issued and sold to Neurocrine pursuant to the applicable stock purchase agreement.

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

On July 28, 2023, Alexion, AstraZeneca Rare Disease, or Alexion, entered into a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies from Pfizer. Effective upon the closing of the transaction on September 20, 2023, Alexion acquired all of Pfizer’s rights under the Pfizer Agreement and became the successor-in-interest to Pfizer thereunder. We refer to the Pfizer Agreement following the acquisition, as the Alexion Agreement. The acquisition does not impact the material terms of the option and license agreement.

Under the terms of the Alexion Agreement, Pfizer has paid us an upfront payment of $30 million and a payment of $10 million in connection with the exercise of the Pfizer License Option, which we also refer to as the Alexion License Option, for a rare neurological disease during the fourth quarter of 2022. We are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115 million for the first Pfizer Licensed CNS Product, which we also refer to as an Alexion Licensed CNS Product, to achieve the applicable milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits. For a further description of the Alexion Agreement, refer to Note 8, Significant agreements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “—Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement).”

In March 2022, we entered into an option and license agreement, or the Novartis Agreement, with our collaborative partner Novartis. Pursuant to the Novartis Agreement, we have granted Novartis options, or the Novartis License Options, to license TRACER Capsids, or the Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize certain adeno-associated virus gene therapy candidates comprised of a Novartis Licensed Capsid and a payload directed to such target. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license novel capsids generated from our TRACER Capsid discovery platform for use in gene therapy programs against two undisclosed targets. Novartis elected not to license a capsid for a third target under the Novartis Agreement prior to the expiration of the applicable Novartis License Option. All capsid rights with respect to that target have reverted to us. For a further description of the Novartis Agreement, refer to Note 8, Significant agreements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “—Novartis Option and License Agreement.”

In November 2022, we and Touchlight IP Limited, or Touchlight, entered into a license agreement, or the Touchlight License Agreement, to authorize historical use by us of a certain DNA preparation process, or the Subject DNA Preparation Process, and to authorize the prospective exploitation of TRACER Capsids created with the use of the Subject DNA Preparation Process.

Overview of Our Pipeline

We have leveraged our TRACER discovery platform and other gene therapy platforms, our expertise with proprietary antibodies, and our vectorized antibody platform to assemble a pipeline of proprietary AAV gene therapies and other genetic medicines for the treatment of neurological diseases which we believe have high unmet medical need. Depending on the disease, we are seeking to develop AAV gene therapies that will use a gene replacement or gene silencing approach, and antibodies that will use a passive administration or vectorized delivery approach. Our goal is to address the underlying causes or the predominant manifestations of specific diseases by significantly increasing or decreasing expression of the relevant proteins in targeted tissues.

Our pipeline of programs, all of which are in preclinical development, is summarized in the table below:

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

Program Status

In January 2023, we selected a lead humanized anti-tau antibody candidate to advance against AD. The lead candidate, VY-TAU01, targets the C-terminal domain. VY-TAU01 was selected for its affinity, selectivity, and biophysical characteristics. In April 2023, we received pre-IND written feedback from the FDA for VY-TAU01. Process development and manufacturing at a contracted manufacturer have been initiated, and we initiated a GLP toxicology study in the third quarter of 2023 to enable an IND submission in the first half of 2024.

Early Research Programs for the Treatment of AD

During the first quarter of 2023, we announced an early research initiative investigating a gene therapy targeting tau for the treatment of AD. The program combines an siRNA tau knockdown payload with an intravenously delivered TRACER Capsid.

In August 2023, we announced a separate early research initiative investigating a gene therapy targeting anti-amyloid for the treatment of AD. The program combines a vectorized anti-amyloid antibody with an intravenously delivered TRACER Capsid.

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

Our Treatment Approach

We believe that a therapeutic delivering a vectorized highly potent small interfering RNA, or siRNA, construct via intravenous administration of an AAV gene therapy may enable broad CNS knockdown of SOD1. This could potentially slow the decline of functional ability in ALS patients with the SOD1 mutation. We believe that a Phase 1 clinical trial to demonstrate reductions in SOD1 in the cerebrospinal fluid and in neurofilament light chain in the plasma will provide evidence of target engagement and the attenuation of motor neuron loss, respectively.

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

Program Status

We have identified a potent and specific vectorized siRNA transgene that resulted in substantially extended lifespan and motor function when delivered using a BBB-penetrant capsid in a mouse model. We continue to evaluate the data from preclinical studies for this program and expect to identify a lead development candidate in 2023. We expect to submit an IND for this program in mid-2025.

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

Friedreich’s Ataxia Program: VY-FXN01 (2019 Neurocrine Collaboration)

Disease Overview

Friedreich’s ataxia is a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. The typical age of onset is 10 to 12 years, and life expectancy is severely reduced with patients generally dying of neurological and cardiac complications between the ages of 35 and 45. According to the Friedreich’s ataxia Research Alliance, there are approximately 6,400 patients living with the disease in the United States. While one treatment for Friedreich’s ataxia has recently been approved by the FDA, we believe there remains a significant unmet need.

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

Accumulated Deficit

We have a history of incurring significant losses. As of September 30, 2023, we had an accumulated deficit of $317.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct preclinical development activities and initiate GLP toxicology studies and clinical trials in connection with our tau antibody program and our SOD1 ALS gene therapy program;
●	continue investing in our gene therapy platform to optimize capsid engineering and payload development, manufacturing, dosing, and delivery techniques by continuing to develop our proprietary antibodies and vectorized antibody platform;
●	increase our investment in and support for our TRACER discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the identification of receptors for our TRACER Capsids and related initiatives to leverage these receptors for further novel capsid discovery and the delivery of non-viral genetic medicines;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement, and our GBA1 gene therapy program pursuant to our 2023 Neurocrine Collaboration Agreement;

●	continue to meet obligations set forth by our existing partners and any new partnerships we may enter into;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade and commercial manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	increase our product liability and clinical trial insurance coverage as we expand our clinical trials and commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2023, we recognized $3.1 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement and $1.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement. For the nine months ended September 30, 2023, we recognized $79.0 million of collaboration revenue from the Novartis Agreement, $75.5 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $5.2 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.3 million of other collaboration revenue.

For additional information about our revenue recognition policy related to collaborations and a description of the key terms of the 2023 Neurocrine Collaboration Agreement and the Novartis Agreement, refer to Note 8, Significant agreements, of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the foreseeable future, we expect substantially all of our revenue will be generated from the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement, the Alexion Agreement, the Novartis Agreement, and any other strategic collaborations and out-licensing arrangements we may enter into in the future. If our development efforts are successful, we may also generate revenue from product sales.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the nine months ended September 30, 2023, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, we expect research and development costs to continue to increase. However, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

During the nine months ended September 30, 2023, our general and administrative expenses have increased as compared to the amount recorded in the same period in prior year. As our development programs progress and we identify product candidates and initiate preclinical studies and clinical trials, we will continue to expect general and administrative expenses to increase to support these additional research and development activities.

Other Income, Net

Other income, net for the nine months ended September 30, 2023, consists primarily of interest income on our marketable securities.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the nine months ended September 30, 2023, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2023.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$4,614	$41,086	$(36,472)
Operating expenses:
Research and development	25,863	19,337	6,526
General and administrative	8,258	7,307	951
Total operating expenses	34,121	26,644	7,477
Other income, net:
Interest income	3,429	545	2,884
Other income	—	2,637	(2,637)
Total other income, net	3,429	3,182	247
Net (loss) income before income taxes	$(26,078)	$17,624	$(43,702)

Collaboration Revenue

Collaboration revenue was $4.6 million and $41.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in collaboration revenue was largely a result of $40.0 million of revenue recognized during the three months ended September 30, 2022 in connection with Pfizer’s decision to exercise the first material right for the Pfizer License Option, along with the expiration of the second material right associated with the Pfizer License Option. During the three months ended September 30, 2023, we recognized $3.1 million of revenue associated with the 2023 Neurocrine Collaboration Agreement and $1.5 million of revenue associated with the 2019 Neurocrine Collaboration Agreement.

Research and Development Expense

Research and development expenses increased by $6.5 million from $19.3 million for the three months ended September 30, 2022, to $25.9 million for the three months ended September 30, 2023. The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Employee and consultant	$11,264	$7,804	$3,459
External research and development	10,663	7,787	2,876
Facilities and other	1,836	1,846	(10)
Professional fees	2,100	1,900	201
Total research and development expenses	$25,863	$19,337	$6,526

The increase in research and development expenses for the three months ended September 30, 2023 was primarily attributable to the following:

●	approximately $3.5 million for increased employee and consultant related costs associated with higher headcount in research and development functions, including targeted development team hires to support our advancing pipeline as compared to the three months ended September 30, 2022;
●	approximately $2.9 million for external research and development costs related to increased program-related spending, particularly on manufacturing and IND-enabling studies for our anti-tau antibody program, along with increased Neurocrine program support during the third quarter of 2023; and
●	approximately $0.2 million for increased professional fees primarily related to the increased program-related spend.

General and Administrative Expense

General and administrative expense increased by $1.0 million from $7.3 million for the three months ended September 30, 2022, to $8.3 million for the three months ended September 30, 2023. The increase in general and administrative expense was primarily attributable to the following:

●	approximately $1.6 million of increased compensation costs and stock-based compensation associated with higher headcount in general and administrative functions as compared to the three months ended September 30, 2022;
●	partially offset by approximately $0.4 million for decreased facility and other costs primarily related to decreased depreciation expense.
●	partially offset by approximately $0.2 million for decreased legal and patent expenses.

Other Income, net

Other income, net of approximately $3.4 million was recognized during the three months ended September 30, 2023, as compared to $3.2 million during the three months ended September 30, 2022. Interest income was $3.4 million for the three months ended September 30, 2023, as compared to $0.5 million for the three months ended September 30, 2022. The increase was due to higher cash equivalents and marketable securities balances with increased interest rates during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Other income of approximately $2.6 million was recognized during the three months ended September 30, 2022, primarily related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$159,947	$42,457	$117,490
Operating expenses:
Research and development	66,416	46,213	20,203
General and administrative	25,580	22,518	3,062
Total operating expenses	91,996	68,731	23,265
Other income, net:
Interest income	8,567	816	7,751
Other income	3	2,676	(2,673)
Total other income, net	8,570	3,492	5,078
Net income (loss) before income taxes	$76,521	$(22,782)	$99,303

Collaboration Revenue

Collaboration revenue was $159.9 million and $42.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in collaboration revenue was the result of $79.0 million in revenue recognized during the nine months ended September 30, 2023, in connection with Novartis’ decision to exercise two Novartis License Options, along with the expiration of a third Novartis License Option. In addition, during the nine months ended September 30, 2023, we recognized $75.5 million of revenue associated with the 2023 Neurocrine Collaboration Agreement, $5.2 million of revenue associated with the 2019 Neurocrine Collaboration Agreement, and $0.3 million of other collaboration revenue. During the nine months ended September 30, 2022, collaboration revenue was primarily related to Pfizer’s decision to exercise the first material right for the Pfizer License Option, along with the expiration of the second material right associated with the Pfizer License Option, which resulted in revenue recognized of $40.0 million.

Research and Development Expense

Research and development expense increased by $20.2 million from $46.2 million for the nine months ended September 30, 2022, to $66.4 million for the nine months ended September 30, 2023. The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Employee and consultant	$31,280	$21,370	$9,910
External research and development	24,051	12,382	11,669
Facilities and other	5,039	6,465	(1,426)
Professional fees	6,046	5,996	50
Total research and development expenses	$66,416	$46,213	$20,203

The increase in research and development expenses for the nine months ended September 30, 2023 was primarily attributable to the following:

●	approximately $9.9 million for increased employee and consultant related costs associated with higher headcount in research and development functions as compared to the same period in the prior year; and
●	approximately $11.7 million for external research and development costs related to increased program-related spending, particularly on manufacturing and IND-enabling studies for our anti-tau antibody program, along with increased Neurocrine program support during the 2023 period, and the fee due to Touchlight in conjunction with Novartis’ exercise of two Novartis License Options;
●	partially offset by approximately $1.4 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

General and Administrative Expense

General and administrative expense increased by $3.1 million from $22.5 million for the nine months ended September 30, 2022, to $25.6 million for the nine months ended September 30, 2023. The increase in general and administrative expense was primarily attributable to approximately $3.1 million of increased compensation costs and stock-based compensation associated with higher headcount in general and administrative functions as compared to the same period in the prior year.

Other Income, net

Other income, net of approximately $8.6 million was recognized during the three months ended September 30, 2023, as compared to $3.5 million during the three months ended September 30, 2022. Interest income was $8.6 million for the nine months ended September 30, 2023, as compared to $0.8 million for the nine months ended September 30, 2022. The increase was due to higher cash equivalents and marketable securities balances with increased interest rates during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Other income of approximately $2.7 million was recognized during the nine months ended September 30, 2022, primarily related to an employee retention tax credit under the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock, strategic collaborations and option and license arrangements, including our 2019 Neurocrine Collaboration Agreement and 2023 Neurocrine Collaboration Agreement, our ongoing option and license arrangements with Alexion and Novartis under the Alexion Agreement and the Novartis Agreement, respectively, and with our prior collaboration agreements.

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $252.9 million. We are committed to maintaining a strong balance sheet that supports the advancement and growth of our platform and pipeline. We continue to assess our planned cash needs both during and in future periods. We expect our cash, cash equivalents, and marketable securities, along with amounts expected to be received as reimbursement for development costs under the Neurocrine collaborations and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into mid-2025.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash provided (used in) by:
Operating activities	$101,679	$(265)
Investing activities	(168,476)	(21,406)
Financing activities	33,185	834
Net decrease in cash, cash equivalents, and restricted cash	$(33,612)	$(20,837)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $101.7 million during the nine months ended September 30, 2023, compared to $0.3 million of net cash used in operating activities during the nine months ended September 30, 2022. The increase was primarily due to our net income for the nine months ended September 30, 2023 of $75.9 million as compared to our net loss for the nine months ended September 30, 2022 of $22.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $168.5 million during the nine months ended September 30, 2023, compared to $21.4 million during the nine months ended September 30, 2022. The change was primarily due to increased purchases of marketable securities during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $33.2 million during the nine months ended September 30, 2023, driven by proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement. Net cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to the exercise of stock options.

Funding Requirements

Our expenses increased during the nine months ended September 30, 2023, as compared with the nine months ended September 30, 2022, as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for, our product candidates and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employee will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2023, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine, will enable us to meet our planned operating expenses and capital expenditure requirements into mid-2025. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that may be committed to within or outside these agreements, and our receipt of any future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the Touchlight License Agreement;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, during the three months ended September 30, 2023, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023, or the 2022 10-K Risk Factors. We note that, on July 28, 2023, Alexion, Astrazeneca Rare Disease, or Alexion, entered into a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies from Pfizer, Inc., or Pfizer. Effective upon the closing of the transaction on September 20, 2023, Alexion acquired all of Pfizer’s rights under the option and license agreement we entered into with Pfizer on October 1, 2021, or the Pfizer Agreement, and became the successor-in-interest to Pfizer thereunder. The 10-K Risk Factors referring to Pfizer in the context of its ongoing rights and obligations under the Pfizer Agreement should be read to refer instead to Alexion as Pfizer’s successor-in-interest thereunder on and after September 20, 2023. There have been no other material changes to the 2022 10-K Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2023, we issued to two executives non-statutory stock options to purchase an aggregate of 167,000 shares of our common stock at an exercise price of $10.18 per share. On August 7, 2023, we issued to an executive a non-statutory stock option to purchase an aggregate of 122,000 shares of our common stock at an exercise price of $8.68 per share. On September 5, 2023, we issued to two executives non-statutory stock options to purchase an aggregate of 90,000 shares of our common stock at an exercise price of $9.26 per share. On September 6, 2023, we issued to an executive a non-statutory stock option to purchase an aggregate of 44,000 shares of our common stock at an exercise price of $9.39 per share. The options were granted outside of our 2015 Stock Option Plan, in each case, as an inducement material to such executive’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying the stock options prior to the time at which the shares underlying the options become exercisable.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	First Amendment to Lease Agreement, by and between Voyager Therapeutics, Inc. and LS 75 Hayden, LLC, dated August 11, 2023.	8-K	10.1	08/16/2023	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: November 6, 2023	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Peter P. Pfreundschuh
Peter P. Pfreundschuh
Chief Financial Officer
(Principal Financial and Accounting Officer)