Form 10-K
period 2023-12-31
Voyager Therapeutics, Inc.
filed 2024-02-28
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $488.8 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of February 21, 2024 there were 54,300,627 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform and our vectorized antibody platform, our proprietary antibody program, and our gene therapy and vectorized antibody programs;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG, or Novartis, and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);

●	our ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, or IND, applications for our programs;

●	our estimates regarding revenue, expenses, contingent liabilities, future revenues, existing cash resources, capital requirements and cash runway;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in “Part I, Item 1A - Risk Factors” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, strategic collaborations, licenses, joint ventures or investments we may make.

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

We obtained the statistical and other industry and market data in this Annual Report on Form 10-K and the documents we have filed as exhibits to the Annual Report on Form 10-K from our own internal estimates and research, as well as from industry and general publications and research, surveys, studies and trials conducted by third parties. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, while we believe the market opportunity information included in this Annual Report on Form 10-K and the documents we have filed as exhibits to the Annual Report on Form 10-K is reliable and is based upon reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and in the documents we have filed as exhibits to the Annual Report on Form 10-K. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We own various U.S. federal trademark registrations and applications and unregistered trademarks, including our corporate logo. This Annual Report on Form 10-K and the documents filed as exhibits to the Annual Report on Form 10-K contain references to trademarks, service marks and trade names referred to in this Annual Report on Form 10-K and the information incorporated herein, including logos, artwork, and other visual displays, that may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks or trade names. We do not intend our use or display of other companies’ trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference into this Annual Report on Form 10-K and the documents filed as exhibits to the Annual Report on Form 10-K are the property of their respective owners.

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

●	We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	Our AAV gene therapy and other biological therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.
●	Regulatory requirements governing biological and gene therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. All of our active product candidates are currently in preclinical development or are advancing into the clinic. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	To date, all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, Alexion and Sangamo and from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our gene therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our future success depends on our ability to retain key members of our management and research and development teams, and to attract, retain and motivate qualified personnel.
●	Our gene therapy and vectorized antibody approaches utilize vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events.

Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our gene therapy product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

ITEM 1.      BUSINESS

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; amyotrophic lateral sclerosis, or ALS; Parkinson’s disease; and multiple other diseases of the central nervous system. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; Neurocrine Biosciences, Inc., or Neurocrine; and Sangamo Therapeutics, Inc., or Sangamo.

We focus on leveraging our expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the genetic medicine and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, and therefore providing clinically meaningful impact to patients. We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline programs include an anti-tau antibody for AD; a superoxide dismutase 1, or SOD1, silencing gene therapy for ALS; and a tau silencing gene therapy for AD. We identified a lead development candidate for our anti-tau antibody program in the first quarter of 2023 and expect to submit an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, for this program in the first half of 2024. We believe this trial could result in the potential to generate proof-of-concept data for slowing the spread of pathological tau via tau positron emission tomography, or PET, imaging in 2026. We identified a lead development candidate for the SOD1 silencing gene therapy program in the fourth quarter of 2023, and we expect to submit the IND application for this program in mid-2025. We promoted our tau silencing gene therapy program to a prioritized program in the first quarter of 2024, based on preclinical data demonstrating robust reductions in tau messenger RNA, or mRNA, in a murine model, and we anticipate submission of an IND in 2026. Our proprietary pipeline also includes an early research initiative to develop a gene therapy for the treatment of AD. This program seeks to combine a vectorized anti-amyloid antibody with a TRACER Capsid.

We are also working with our collaboration partners on multiple programs. In January 2019 and January 2023, we entered into collaboration and license agreements with Neurocrine. Under our agreements with Neurocrine, we are actively advancing two later preclinical stage programs: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a frataxin, or FXN, gene therapy program for Friedreich’s ataxia, or the FA Program. Pursuant to such agreements, we are also working with Neurocrine on five early-stage programs for the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets. We have also entered into agreements with licensees including Novartis, Alexion, and Sangamo, to license or to provide options to receive exclusive licenses to certain TRACER Capsids. As described further below, in December 2023, we entered into a license and collaboration agreement with Novartis to provide Novartis certain rights regarding the development of potential gene therapy product candidates for the treatment of spinal muscular atrophy and to collaborate with Novartis to develop gene therapy product candidates for the treatment of Huntington’s disease. The joint steering committee with Neurocrine selected a development candidate for the FA Program, during the first quarter of 2024, and expects to advance into first-in-human clinical trials in 2025. We anticipate that our collaborative partners and licensees will submit at least one additional IND application for a partnered program and initiate clinical development for the associated program by the end of 2025.

All of the gene therapies in our wholly-owned and collaborative pipeline leverage novel capsids derived from our TRACER™ Capsid discovery platform. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier and enhanced central nervous system, or CNS, tropism in multiple species, including non-human primates, or NHPs.

Vision, Mission, and Strategy

Our vision is a world in which transformative treatments and cures are available to the millions afflicted with neurological diseases. Our mission is to create disease-modifying neurogenetic medicines by identifying validated targets, advancing multiple therapeutic modalities, and delivering to the right areas within the central nervous system.

Our strategy is to define and become a leader in the field of neurogenetic medicine. We intend to achieve our broader vision, mission, and strategic imperatives through the following strategic initiatives:

●	Advancing our prioritized CNS pipeline by achieving preclinical and clinical milestones and establishing proof-of-biology and proof-of-concept.

●	Fueling our future by initiating and advancing research programs in gene therapy and other therapeutic approaches to neurogenetic medicine.

●	Maximizing value for all stakeholders by advancing our wholly-owned and partnered assets intended to transform the treatment of neurological disease.

Overview of Our Pipeline

We have leveraged our TRACER discovery platform and other gene therapy platforms, our expertise with proprietary antibodies, vectorized small interfering RNA, or siRNA, knockdown, gene delivery and our vectorized antibody platform to assemble a pipeline of proprietary antibody, AAV gene therapy and other genetic medicine programs for the treatment of neurological diseases. We have prioritized pipeline programs for our development based on the following criteria: high unmet medical need, target validation, efficient path to human proof of biology, robust preclinical pharmacology, and strong commercial potential. Depending on the disease, we are seeking to develop AAV gene therapies that will use a gene replacement, gene silencing or vectorized antibody approach, and antibodies that will use a passive administration approach.

Our pipeline of programs, all of which are in preclinical development, is summarized in the table below:

Our Platforms

We have expertise in both viral and non-viral approaches to neurogenetic medicine.

Our TRACER Capsid discovery platform is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS, tropism observed in multiple animal species, including NHPs. TRACER allows us to identify proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. TRACER employs directed evolution to facilitate the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the BBB and cell-specific transduction. The TRACER discovery platform is a broadly applicable, functional RNA-based AAV capsid discovery platform that allows for rapid in vivo evolution of AAV capsids with cell-specific transduction properties in multiple species, including NHPs. We believe that these TRACER Capsids have the potential to significantly enhance the activity and safety of our single dose gene therapy product candidates, which we expect to be delivered with systemic infusions, as compared with conventional capsids. We have leveraged the TRACER discovery platform to generate multiple families of TRACER Capsids with robust CNS tropism following intravenous delivery. We have presented data at scientific conferences demonstrating strong transduction to multiple areas within the brain and activity across multiple animal species. We have entered into agreements with licensees including Alexion, Novartis, and Sangamo, to license or to provide options to receive exclusive licenses to certain of our TRACER Capsids to develop and commercialize AAV gene therapy candidates in specified indications.

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

Non-Viral Delivery

We have additional expertise in the discovery and development of monoclonal antibodies as well as in receptor-mediated non-viral delivery to the CNS. We have discovered multiple antibodies as part of the anti-tau antibody program and other research programs. Some of these programs have been advanced in a vectorized setting, such as our anti-amyloid program, while others have been advanced in a non-vectorized setting, such as the anti-tau antibody program.

Separately, we have identified receptors for some of our TRACER Capsids as well as ligands for a particular receptor and are conducting experiments to evaluate the potential to leverage our receptors to shuttle non-viral genetic medicines across the BBB.

Wholly-Owned Programs

Anti-Tau Antibody (VY-TAU01) for the Treatment of Alzheimer’s Disease

Disease Overview

AD is a progressive neurodegenerative disease estimated to affect 6 million people in the United States and up to 416 million people globally. The disease causes memory loss and may escalate to decreased independence, communication challenges, behavioral disorders such as paranoia and anxiety, and lack of physical control. In 2023, the total cost of caring for people living with Alzheimer’s and other dementias in the United States is estimated at $345 billion.

Our Treatment Approach

We have maintained a long-standing focus on developing proprietary and complimentary approaches to disrupt the progression of tau pathology believed to be central to AD and other tauopathies. Reduction of toxic tau aggregates may slow disease progression and cognitive decline in these diseases. We selected VY-TAU01 as our lead humanized anti-tau antibody candidate to advance against AD. We believe VY-TAU01 is differentiated from other anti-tau antibodies based on the epitope, or the part of a foreign protein or antigen that is capable of generating an immune response, it targets, which is located in the C-terminal rather than the N-terminal, mid-domain, or microtubule binding region of the tau protein.

Preclinical Studies

At the Alzheimer’s Association International Conference in August 2022, we presented data for our proprietary anti-tau antibodies, targeting the mid-domain and C-terminus with high affinity and showing favorable biophysical characteristics and strong activity in preclinical studies in mouse models. In the P301S seeding-propagation tauopathy mouse model, our C-terminal targeting anti-tau antibody blocked the seeding/propagation of filamentous tau and demonstrated substantial reduction of induced tau pathology. In March 2023, we presented data at the Alzheimer's and Parkinson's Diseases, or AD/PD, 2023 Conference highlighting the differentiating characteristics resulting in the selection of lead candidate VY-TAU01. In March 2024, we will present data at the AD/PD 2024 Conference demonstrating VY-TAU01 was well-tolerated, and its serum pharmacokinetic profile was as expected in an NHP study.

Program Status

In January 2023, we selected VY-TAU01 as our lead humanized anti-tau antibody candidate to advance against AD. In April 2023, we received pre-IND written feedback from the FDA for VY-TAU01. Process development and manufacturing at a contract manufacturer have been initiated, and we initiated good laboratory practice, or GLP, toxicology studies in the third quarter of 2023 to enable an IND submission.

These GLP toxicology studies are progressing, and we plan to submit an IND application for VY-TAU01 to the FDA in the first half of 2024. Following clearance of the IND, the planned Phase 1 clinical trial is designed to assess the safety of VY-TAU01 in a single ascending dose, or SAD, study in healthy subjects, and is expected to be initiated in 2024. A multiple ascending dose, or MAD, study in subjects with mild cognitive impairment or early AD is expected to be initiated in 2025. The MAD study has the potential to generate proof-of-concept data for slowing the spread of pathological tau via tau PET imaging in 2026.

SOD1 Silencing Gene Therapy Program for the Treatment of ALS

Disease Overview

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER Capsid to treat ALS caused by the SOD1 mutation via a gene silencing approach. ALS is a progressive neurodegenerative disease in which the motor neurons atrophy and die, resulting in loss of the ability to speak, move, eat and, eventually, breathe. SOD1 ALS is typically fatal within approximately two to five years of symptom onset. The disease is estimated to affect approximately 20,000 people in the United States. Multiple genes have been implicated in ALS; mutations in the SOD1 gene are estimated to occur in approximately 2-3% of ALS cases, or up to 600 people in the United States. SOD1 mutations in ALS patients are thought to cause a toxic gain-of-function that leads to the degeneration of motor neurons along the entire length of the spinal cord, the brainstem, and the upper motor neurons in the cerebral cortex.

Our Treatment Approach

We believe that a therapeutic delivering a vectorized highly potent siRNA construct via intravenous administration of an AAV gene therapy may enable broad CNS knockdown of SOD1. This could potentially slow the decline of functional ability in ALS patients with the SOD1 mutation. We have selected a potent, specific vectorized siRNA transgene targeting SOD1, delivered using a novel TRACER Capsid. We believe that a Phase 1 clinical trial to demonstrate reductions in SOD1 in the cerebrospinal fluid and in neurofilament light chain in the plasma will provide evidence of target engagement and the attenuation of motor neuron loss, respectively.

Preclinical Studies

At the American Society of Gene & Cell Therapy 25th Annual Meeting in May 2022, or the ASGCT 2022 Meeting, we presented preclinical data demonstrating robust SOD1 knockdown in all levels of the spinal cord and significant improvements in motor performance, body weight, and survival in an SOD1-ALS mouse model following intravenous delivery of a vectorized siRNA using a mouse BBB-penetrant capsid. When we announced the selection of a development candidate in the fourth quarter of 2023, we disclosed that, in an NHP study, the candidate demonstrated 73% reduction of SOD1 in cervical spinal cord motor neurons following a single intravenous dose in cynomolgus macaques. The candidate also demonstrated robust knockdown of SOD1 across all levels of the spinal cord and motor cortex. Further, the candidate demonstrated an ability to transduce both neurons and astrocytes, two cell types thought to play an important role in ALS.

Program Status

We have identified a potent and specific vectorized siRNA transgene that resulted in substantially extended lifespan and motor function when delivered using a BBB-penetrant capsid in a mouse model and on December 6, 2023, we announced the selection of a lead development candidate for our SOD1 program. We plan to submit an IND application to the FDA in mid-2025 for our lead development candidate and to initiate a Phase 1 clinical trial in subjects with SOD1 ALS for the program as soon as possible thereafter. We expect to evaluate the safety and biological activity of its SOD1 ALS product candidate in this Phase 1 trial.

Tau Silencing Gene Therapy Program for the Treatment of AD

Disease Overview

AD is a progressive neurodegenerative disease estimated to affect 6 million people in the United States and up to 416 million people globally. The disease causes memory loss and may escalate to decreased independence, communication challenges, behavioral disorders such as paranoia and anxiety, and lack of physical control. In 2023, the total cost of caring for people living with Alzheimer’s and other dementias in the United States is estimated at $345 billion.

Our Treatment Approach

We have maintained a long-standing focus on developing proprietary and complimentary approaches to disrupt the progression of tau pathology believed to be central to AD and other tauopathies. Reduction of toxic tau aggregates may slow disease progression and cognitive decline in these diseases. In addition to our aforementioned anti-tau antibody program, we are advancing a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized siRNA, specifically targeting tau mRNA.

Preclinical Studies

In March 2024, we will present data at the AD/PD 2024 Conference demonstrating that a single intravenous administration of our tau silencing gene therapy in mice expressing human tau resulted in broad AAV distribution across multiple brain regions and dose-dependent reductions in tau mRNA levels of up to 90%, which were associated with robust reductions in human tau protein levels across the brain.

Program Status

In the first quarter of 2024, we promoted the tau silencing gene therapy program to a prioritized program, and we promoted it to the late-research stage of our wholly-owned pipeline, based on its demonstration on in vivo proof-of-concept and expected advancement to IND within two to three years. We are evaluating the optimal combination of payload and capsid for this program, to enable selection of a development candidate. We expect to file an IND in 2026.

Vectorized Anti-Amyloid Antibody Early Research Program for the Treatment of AD

In August 2023, we announced an early research initiative investigating a gene therapy targeting anti-amyloid for the treatment of AD. The program combines a vectorized anti-amyloid antibody with an intravenously delivered TRACER Capsid.

Collaboration Programs

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

Preclinical Studies

We initially conducted preclinical studies in NHPs and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the spinal region following intrathecal injection. More recently, we conducted preclinical studies in NHPs with intravenous injection and achieved target FXN expression levels within sensory ganglia and the heart. The levels of FXN expression observed in the brain using an AAV vector were, on average, greater than FXN levels present in control normal human brain tissue. FXN expression was also observed in the cerebellar dentate nucleus, another area of the CNS that is often affected in Friedreich’s ataxia, and that is often considered difficult to target therapeutically.

Our Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. In February 2024, the joint steering committee with Neurocrine selected a development candidate combining an FXN gene replacement payload with a novel TRACER Capsid for its FA Program and expects to advance into first-in-human clinical trials in 2025.

GBA1 Gene Replacement Program for the Treatment of Parkinson’s Disease (2023 Neurocrine Collaboration)

Disease Overview

We are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER Capsid to treat diseases linked to GBA1 mutations via a gene replacement approach. Our lead indication for this gene therapy is Parkinson’s disease with GBA1 mutations. Mutations in GBA1, the gene encoding the lysosomal glucocerebrosidase enzyme, or Gcase, are the most common genetic risk factor for synucleinopathies such as Parkinson’s disease. Parkinson’s disease is among the most common neurodegenerative diseases, affecting about one million patients in the United States and more than 10.0 million patients worldwide. Up to 10% of Parkinson’s disease patients have a GBA1 mutation, and these mutations increase the risk of Parkinson’s disease by approximately 20-fold. GBA1 mutations can decrease the activity of Gcase, leading to the accumulation of Gcase substrates which is linked to alpha-synuclein aggregates, which are thought to be toxic to neurons.

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

Preclinical Studies

At the ASGCT 2022 Meeting, we presented preclinical data demonstrating CNS target engagement and delivery of therapeutically relevant levels of Gcase in a GBA1 loss of function mouse model, as well as sustained expression for three or more months following intravenous administration. At the AD/PD 2023 Conference, we presented new data from additional mouse efficacy studies showing that three potential development candidates each demonstrated significant improvement in several efficacy biomarkers. We presented data at the ASGCT 2023 Meeting summarizing the mouse findings and additional data from an NHP study showing that the administration of a reporter transgene via a single, intravenous dose using two novel BBB-penetrant AAV capsids demonstrated substantially improved biodistribution and gene expression compared to conventional AAV9 in the putamen and substantia nigra, two areas of the brain that are affected in Parkinson’s disease.

Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, we are developing gene therapy products directed to the gene that encodes GBA1 for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program. The GBA1 Program is currently in preclinical development. We and Neurocrine are in the process of identifying a lead candidate that will be comprised of a TRACER Capsid, promoter, and transgene. If we and Neurocrine successfully identify a lead development candidate for this program, we plan to complete IND enabling studies to evaluate its safety and efficacy.

HD Program (2023 Novartis Collaboration Agreement)

Disease Overview

Huntington’s disease is a fatal, inherited neurodegenerative disease that results in the progressive decline of motor and cognitive functions and a range of behavioral and psychiatric disturbances. Huntington’s disease is caused by mutations in the huntingtin, or HTT, gene. Huntington’s disease is an autosomal dominant disorder, which means that an individual is at risk of inheriting the disease if only one parent is affected. While the exact function of the HTT gene in healthy individuals is unknown, it is essential for normal development before birth. Mutations in the HTT gene ultimately lead to the production of abnormal intracellular huntingtin protein aggregates and expansions in the gene in neurons that may cause neuronal cell death.

Program Status

On December 28, 2023, we entered into a license and collaboration agreement with Novartis, or the 2023 Novartis Collaboration Agreement. Under the 2023 Novartis Collaboration Agreement, we and Novartis have agreed to collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease, which we refer to as the Novartis HD Program. The Novartis HD Program is currently in preclinical development. From and after the first IND application filing for the Novartis HD Program, we and Novartis have agreed that Novartis will assume sole responsibility for the development and commercialization of gene therapy products and product candidates under the Novartis HD Program, including all further preclinical and clinical development and any commercialization of the Novartis HD Program products and product candidates.

Collaboration Programs and Licensing Agreements

2023 Novartis Collaboration Agreement

On December 28, 2023, or the 2023 Novartis Collaboration Agreement Effective Date, we entered into the 2023 Novartis Collaboration Agreement, with Novartis to (a) provide rights to Novartis with respect to certain TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy, or the Novartis SMA Program, and (b) collaborate to develop AAV gene therapy products and product candidates under the Novartis HD Program, in each case, leveraging TRACER Capsids and other intellectual property controlled by us.

Novartis SMA Program and Novartis HD Program Licenses

Under the terms of the 2023 Novartis Collaboration Agreement, we granted to Novartis and its affiliates:

●	a non-exclusive, non-transferable, non-sublicensable (except in limited circumstances for contractors), worldwide, royalty-free right and license under any patents or know-how controlled by us and related to the TRACER Capsids to evaluate the same for use in the development of a product or product candidate under the Novartis SMA Program, or a Novartis SMA Program Product, comprising such a TRACER Capsid and a payload selected by Novartis during the period beginning on the 2023 Novartis Collaboration Agreement Effective Date and ending on the third anniversary of the 2023 Novartis Collaboration Agreement Effective Date;

●	an exclusive (even as to us), sublicensable, non-transferable, worldwide, royalty-bearing right and license under any patents or know-how controlled by us and relating to the selected TRACER Capsids to exploit the same as incorporated into a Novartis SMA Program Product for all human and veterinary diagnostic, prophylactic and therapeutic uses during the 2023 Novartis Collaboration Term (as defined below); and

●	an exclusive (even as to us), non-transferable, sublicensable, worldwide, royalty-bearing right and license under any patents and know-how controlled by us and relating to the development of a product or product candidate under the Novartis HD Program, or a Novartis HD Program Product to exploit the same for all human and veterinary diagnostic, prophylactic and therapeutic uses during the 2023 Novartis Collaboration Term.

Governance

We and Novartis have agreed to manage the Novartis HD Program through a joint steering committee until dissolved after the first IND application filing for a Novartis HD Program Product. We and Novartis have further agreed that day-to-day activities of both the Novartis SMA Program and the Novartis HD Program shall be managed through designees from each of us and Novartis, acting as alliance managers.

Development, Regulatory Approval, Commercialization and Diligence.

Under the 2023 Novartis Collaboration Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of a Novartis SMA Program Product.

With respect to the Novartis HD Program, the parties have agreed to conduct research and pre-clinical development of Novartis HD Program Products pursuant to a research plan, with Novartis reimbursing us for our activities thereunder in accordance with the agreed-to budget. From and after the first IND application filing for the Novartis HD Program, the parties have agreed that Novartis will assume sole responsibility for the development and commercialization of Novartis HD Program Products, including all further preclinical and clinical development and any commercialization of the Novartis HD Program products and product candidates.

With respect to each of the Novartis SMA Program Products and Novartis HD Program Products, Novartis is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one of each such product in the United States and in certain other international markets specified in the 2023 Novartis Collaboration Agreement.

Intellectual Property

Under the terms of the 2023 Novartis Collaboration Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the 2023 Novartis Collaboration Agreement Effective Date, or invented, authored, discovered, developed, created or acquired solely by or on behalf of such party after the 2023 Novartis Collaboration Effective Date outside of its activities under the 2023 Novartis Collaboration Agreement.

We and Novartis have further agreed that all know-how created by either or both parties in the performance of the activities as undertaken pursuant to the performance of the Novartis HD Program plan or in the course of development, manufacture and commercialization of Novartis HD Program Products and all patent rights covering such know-how, or collectively, the 2023 Novartis Arising IP, is to be owned as follows: (i) we solely own all 2023 Novartis Arising IP comprised of know-how or other intellectual property rights related to any TRACER Capsid, including the use or manufacture of any TRACER Capsid, and that is created jointly by our representatives and representatives of Novartis or created solely by representatives of Novartis through the use of our confidential information; and (ii) with respect to all other 2023 Novartis Arising IP, (A) we solely own all such 2023 Novartis Arising IP created solely by our representatives, (B) Novartis solely owns all such 2023 Novartis Arising IP created solely by Novartis representatives; and (C) the parties jointly own all such 2023 Novartis Arising IP created jointly by representatives of both Novartis and us.

Exclusivity

Subject to certain limitations and exceptions, we have agreed during the 2023 Novartis Collaboration Term not to (i) conduct any wholly-owned program or program on behalf of a third party that is directed to the development or commercialization of any capsids for use in any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on the gene agreed between the parties as the target of the Novartis SMA Program when packaged into a capsid and delivered to the appropriate cells; (ii) develop or commercialize any competing Novartis HD Program Product intended to have a therapeutic effect on genes agreed between the parties as the targets of the Novartis HD Program; or (iii) grant any third party any right, license, option, covenant not to assert or similar right, under any patents or know-how controlled by us or our affiliates (excluding an acquiring entity) as of the 2023 Novartis Collaboration Agreement Effective Date or during the 2023 Novartis Collaboration Term, that would enable a third party to do any of the foregoing.

Termination

Unless earlier terminated, with respect to any licensed product(s) under the 2023 Novartis Collaboration Agreement, on a country-by-country basis, the 2023 Novartis Collaboration Agreement expires upon the expiration of the last-to-expire royalty term with respect to such licensed product in such country in the territory, or the 2023 Novartis Collaboration Term. Subject to a cure period, either party may terminate the 2023 Novartis Collaboration Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the 2023 Novartis Collaboration Agreement, in whole or in part, subject to specified conditions, for our insolvency, for the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the 2023 Novartis Collaboration Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us. In the event that Novartis has the right to terminate the 2023 Novartis Collaboration Agreement as a result of an uncured material breach by us that materially impairs the ability of Novartis to exploit one or more licensed products, Novartis may, in lieu of such termination, elect for the 2023 Novartis Collaboration Agreement to remain in full force and effect, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the 2023 Novartis Collaboration Agreement not been breached would be substantially reduced.

Financial Terms

Under the 2023 Novartis Collaboration Agreement, Novartis paid us an upfront payment of $80.0 million. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $200.0 million for the Novartis SMA Program and up to an aggregate of $225.0 million for the Novartis HD Program, in each case for the first corresponding product to achieve the corresponding milestone. We are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $400.0 million for the Novartis SMA Program and up to an aggregate of $375.0 million for the Novartis HD Program and (b) tiered, escalating royalties in the high single-digit to low double-digit percentages of annual net sales of the Novartis SMA Program Products and the Novartis HD Program Products. The royalties are subject to potential customary reductions, including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

2023 Novartis Stock Purchase Agreement

We and Novartis also entered into a stock purchase agreement on December 28, 2023, or the 2023 Novartis Stock Purchase Agreement, for the sale and issuance of 2,145,002 shares of our common stock, or the Novartis Shares, to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. In accordance with the terms and conditions of the 2023 Stock Purchase Agreement, we issued and sold the Novartis Shares to Novartis on January 3, 2024, or the 2023 Novartis Investment Closing Date.

2023 Novartis Investor Agreement

We and Novartis also entered into an investor agreement on December 28, 2023, or the 2023 Novartis Investor Agreement, which became effective as of the 2023 Novartis Investment Closing Date, providing for standstill and lock-up restrictions.

Pursuant to the terms of the 2023 Novartis Investor Agreement, Novartis has agreed not to, without the prior written approval of us and subject to specified conditions, directly or indirectly acquire shares of our outstanding common stock, publicly seek or propose a tender or exchange offer or merger between the parties, solicit proxies or consents to vote any voting securities that we have issued, or undertake other specified actions related to the potential acquisition of additional equity interests in us, or the Novartis Standstill Restrictions. Further, Novartis has also agreed not to, and to cause its affiliates not to, sell or transfer any of the Novartis Shares without our prior approval, subject to specified conditions, or the Novartis Lock-Up Restrictions.

Each of the Novartis Standstill Restrictions and the Novartis Lock-Up Restrictions terminate upon the earliest to occur of: (i) the expiration or earlier termination of the 2023 Novartis Collaboration Agreement; (ii) the date that is the third anniversary of the 2023 Novartis Investment Closing Date; (iii) our liquidation or dissolution; and (iv) the deregistration of our common stock. The Novartis Lock-Up Restrictions also terminate on a change of control of us or the date on which Novartis and its affiliates beneficially own less than three percent of our common stock on an outstanding basis.

2022 Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022, or the 2022 Novartis Option and License Effective Date, we entered into an option and license agreement with Novartis, or the 2022 Novartis Option and License Agreement. Pursuant to the 2022 Novartis Option and License Agreement, we granted Novartis options, or the Novartis License Options, to license TRACER Capsids, or the Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize AAV gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Payloads.

Research and License Option

During the period commencing on the 2022 Novartis Option and License Effective Date and ending on the first anniversary thereof or, in the event Novartis has exercised a Novartis License Option, the third anniversary thereof, on a target-by-target basis, or the Novartis Research Term, we have granted Novartis a non-exclusive research license to evaluate our TRACER Capsids for potential use, in combination with Novartis Payloads, in programs targeting three specified genes, or the Initial Novartis Targets. Upon the payment of additional fees, Novartis may also assess our TRACER Capsids for use with up to two other targets, or the Additional Novartis Targets, subject to certain conditions including that such target is not part of, or reasonably competitive with, our current development programs. We refer to the Initial Novartis Targets and the Additional Novartis Targets collectively as the Novartis Targets. During the Novartis Research Term, as applicable, we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER Capsids. If we elect to do so, we have agreed to disclose performance characteristics of such new TRACER Capsids to Novartis on a rolling basis.

During the Novartis Research Term, Novartis may exercise up to three Novartis License Options—or up to five Novartis License Options if Novartis is evaluating the Additional Novartis Targets—in the aggregate, provided that Novartis may only exercise one Novartis License Option for each Novartis Target. Upon the exercise of any Novartis License Option, we have granted Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into products containing the corresponding Novartis Payload, or the Novartis Licensed Products. Upon the exercise of a Novartis License Option, we have agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and the corresponding Novartis Payload for use in a Novartis Licensed Product. Novartis may, during the applicable Novartis Research Term but following the exercise of a Novartis License Option, conduct additional evaluation of our capsid candidates and has the right to substitute any other TRACER Capsid for a Novartis Licensed Capsid.

Governance

Subject to our disclosure obligations described above, we and Novartis have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of the parties.

Development, Regulatory Approval, and Commercialization

Under the 2022 Novartis Option and License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (a) the United States and (b) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which we refer to as a Novartis Major Market Country, subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Novartis Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

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

Financial

Under the terms of the 2022 Novartis Option and License Agreement, Novartis paid us an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed Initial Novartis Targets. With Novartis’ option exercise on two Initial Novartis Targets, we received a $25.0 million option exercise payment in April 2023, and are eligible to receive associated potential development, regulatory, and commercial milestone payments, as well as mid- to high-single-digit tiered royalties based on net sales of the Novartis Licensed Products incorporating the Novartis Licensed Capsids. The two Initial Novartis Targets licensed are distinct from targets in our wholly-owned and partnered pipeline. In addition, during the research term, Novartis retains the right to expand the agreement to include options to license capsids for up to two Additional Novartis Targets, subject to their availability, for a fee of $18.0 million per Additional Novartis Target. Under such an expansion, we would be eligible to receive a $12.5 million license option exercise fee for each Additional Novartis Target exercised, as well as future potential milestone payments per Additional Novartis Target and tiered mid- to high-single digit royalties on the Novartis Licensed Products incorporating the Novartis Licensed Capsids.

Novartis elected not to license a capsid for one Initial Novartis Target under the 2022 Novartis Option and License Agreement prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that we granted to Novartis in connection with this Initial Novartis Target has terminated, the Novartis Research Term for this Initial Novartis Target has expired, and we are no longer eligible to receive development, regulatory, and commercial milestone payments or royalties in connection with this Initial Novartis Target. All capsid rights with respect to that Initial Novartis Target have returned to us.

Intellectual Property

Under the terms of the 2022 Novartis Option and License Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the 2022 Novartis Option and License Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the 2022 Novartis Option and License Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the 2022 Novartis Option and License Agreement and in the course of the parties’ activities under the 2022 Novartis Option and License Agreement will follow inventorship under U.S. patent law.

Exclusivity

Subject to certain limitations and exceptions, we have agreed (a) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any of our capsids, or grant any third party or affiliate any right or license under our rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Targets; and (b) after Novartis’ exercise of Novartis License Options, not to grant any third party or affiliate any right or license under our patents to exploit any Novartis Licensed Capsid for the applicable Novartis Target.

Termination

Unless earlier terminated, the 2022 Novartis Option and License Agreement expires on the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries. Subject to a cure period, either party may terminate the 2022 Novartis Option and License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the 2022 Novartis Option and License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the 2022 Novartis Option and License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Novartis, the licenses granted by us to Novartis under the 2022 Novartis Option and License Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the 2022 Novartis Option and License Agreement remained in effect would be substantially reduced.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

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

Pursuant to mutually-agreed development plans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of us and Neurocrine, or the 2023 Discovery Period, and as overseen by the Joint Steering Committee, or JSC, that oversees our ongoing collaboration with Neurocrine, we are responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other non-clinical activities regarding the 2023 Collaboration Products. Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2023 Neurocrine Program, in accordance with JSC-agreed upon workplans and budgets. If we breach our development responsibilities or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of our activities under such 2023 Neurocrine Program.

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

Intellectual Property

Under the terms of the 2023 Neurocrine Collaboration Agreement, each party owns all right, title and interest in and to all patent rights or know-how controlled by such party and existing as of or before the Neurocrine Effective Date or created or acquired solely by or on behalf of such party (including through its or its affiliate’s representatives) after the Neurocrine Effective Date outside of its activities under the 2023 Neurocrine Collaboration Agreement. The parties have further agreed that all know-how created by either or both parties in the performance of the activities as undertaken pursuant to a development plan during the 2023 Discovery Period or in the course of development, manufacture and commercialization of Collaboration Candidates or products and all patent rights covering such know-how, or collectively the 2023 Neurocrine Arising IP, is to be owned as follows: (a) we solely own all 2023 Neurocrine Arising IP created jointly by representatives of us and Neurocrine that constitutes capsid know-how and capsid patent rights, and 2023 Neurocrine Arising IP created solely by representatives of Neurocrine through the use of our confidential information, including unpublished sequence information for our capsids; and (b) with respect to all other 2023 Neurocrine Arising IP, (x) we solely own all such 2023 Neurocrine Arising IP created solely by our representatives, (y) Neurocrine solely owns all such 2023 Neurocrine Arising IP created solely by Neurocrine representatives; and (z) the parties jointly own all such 2023 Neurocrine Arising IP created jointly by representatives of both Neurocrine and us. 2023 Neurocrine Arising IP owned by us is included in the license granted from us to Neurocrine described above.

Exclusivity

During the term of the 2023 Neurocrine Collaboration Agreement, neither party nor any of its respective affiliates is permitted to directly or indirectly develop, manufacture or commercialize any other gene therapy product directed to a target under any 2023 Neurocrine Program, or grant any affiliate or third party a license or sublicense to enable any third-party to do so, subject to specified exceptions, including the parties’ conduct of certain basic research, provided that Neurocrine or its affiliates may develop competitive products that do not contain an adeno-associated virus as the viral vector.

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

2023 Neurocrine Stock Purchase Agreement

In connection with the execution of the 2023 Neurocrine Collaboration Agreement, we and Neurocrine also entered into a stock purchase agreement on January 8, 2023 for the sale and issuance of 4,395,588 shares of common stock to Neurocrine at a price of $8.88 per share, for an aggregate purchase price of approximately $39.0 million. In accordance with the terms and conditions of the stock purchase agreement, we issued and sold these shares to Neurocrine on February 23, 2023.

2023 Neurocrine Amended and Restated Investors Rights Agreement

In connection with the execution of the 2023 Neurocrine Collaboration Agreement, we and Neurocrine also amended and restated our existing investor agreement on January 8, 2023, or the 2023 Neurocrine Amended and Restated Investor Agreement, providing for standstill and lock-up restrictions and a voting agreement with respect to our shares owned by Neurocrine. Pursuant to the 2023 Neurocrine Amended and Restated Investor Agreement, we caused Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine, to be appointed to our board of directors as a Class III director on February 23, 2023. We have agreed that we shall cause Dr. Onyia, or another individual designated by Neurocrine, to be nominated for election to our board of directors when Dr. Onyia’s initial term is scheduled to expire. Under the 2023 Neurocrine Amended and Restated Investor Agreement, Neurocrine’s right to designate an individual to serve as a director on our board of directors and our agreement to nominate such individual for election to our board of directors is subject to specified conditions and shall terminate upon the earliest of (a) Neurocrine holding less than 10% of our outstanding common stock; (b) a change of control of us or Neurocrine; (c) a liquidation or dissolution of us; and (d) the date that is ten years from the closing date of the 2023 Neurocrine Amended and Restated Investor Agreement.

Pursuant to the terms of the 2023 Neurocrine Amended and Restated Investor Agreement, Neurocrine has agreed not to, without the prior written approval of us and subject to specified conditions, directly or indirectly acquire shares of our outstanding common stock, seek or propose a tender or exchange offer or merger between the parties, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us, or the Neurocrine Standstill Restrictions. Further, Neurocrine has also agreed not to, and to cause its affiliates not to, sell or transfer any of our shares without our prior written approval subject to specified conditions, or the Neurocrine Lock-Up Restrictions.

In addition, pursuant to the terms of the 2023 Neurocrine Amended and Restated Investor Agreement, Neurocrine has agreed that any of our shares it owns are subject to a voting agreement such that, subject to specified conditions and excluding specified extraordinary matters, Neurocrine has agreed to, and has agreed to cause its permitted transferees to, vote in accordance with the recommendation of our board of directors and has granted us an irrevocable proxy with respect to the foregoing, or the Neurocrine Voting Agreement.

Each of the Neurocrine Standstill Restrictions, the Neurocrine Lock-Up Restrictions, and the Neurocrine Voting Agreement terminate upon the earliest to occur of: (i) the date that is the third anniversary of the effective date of the

2023 Neurocrine Amended and Restated Investor Agreement and (ii) our liquidation or dissolution. The Neurocrine Standstill Restrictions and Neurocrine Lock-Up Restrictions also terminate upon the deregistration of our common stock, if earlier. The Neurocrine Lock-Up Restrictions and Neurocrine Voting Agreement also terminate on a change of control of us or the date on which Neurocrine and its affiliates beneficially own less than three percent of our common stock on an outstanding basis. The Neurocrine Standstill Restrictions and Neurocrine Voting Agreement also terminate upon the later of (x) the expiration or termination of the 2019 Neurocrine Collaboration Agreement and (y) the expiration or termination of the 2023 Neurocrine Collaboration Agreement.

2019 Neurocrine Collaboration Agreement

In January 2019, we entered into the 2019 Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program; the FA Program, which together with the VY-AADC Program, we refer to as the Legacy Programs; and other undisclosed programs, or the 2019 Discovery Programs.

Collaboration and Licenses

Under the terms of the 2019 Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products, which we refer to as the 2019 Collaboration Products, under (a) the VY-AADC Program on a worldwide basis; (b) the FA Program, in the United States and, all countries in the world in which the 2019 Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (c) each of the 2019 Discovery Programs, on a worldwide basis. Licenses related to the VY-AADC Program terminated in August 2021.

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

Pursuant to development plans to be agreed by the parties, which are overseen by the JSC, we have operational responsibility, subject to certain exceptions, for the conduct of each 2019 Neurocrine Program prior to the occurrence of a specified event for each 2019 Neurocrine Program, or a 2019 Transition Event, and are required to use commercially reasonable efforts to develop the 2019 Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by us in conducting these activities for each 2019 Neurocrine Program, in accordance with an agreed budget. If we breach our development responsibilities or in certain circumstances upon a change in control of us, Neurocrine has the right but not the obligation to assume the activities under such 2019 Neurocrine Program.

Upon the occurrence of a 2019 Transition Event for each 2019 Neurocrine Program, Neurocrine agreed to assume responsibility for development, manufacturing and commercialization activities for such 2019 Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For each Legacy Program, we were granted the option, or a 2019 Co-Co Option, to co-develop and co-commercialize such 2019 Neurocrine Program upon the occurrence of a specified event, or a 2019 Co-Co Trigger Event. We agreed, were we to exercise a 2019 Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine, or a 2019 Co-Co Agreement, and (a) jointly develop and commercialize 2019 Collaboration Products for such 2019 Neurocrine Program, or 2019 Co-Co Products, (b) share in its costs, profits and losses, and (c) forfeit certain milestones and royalties on net sales in the United States during the effective period of the applicable 2019 Co-Co Agreement. The 2019 Co-Co Option has expired, and the 2019 Transition Event and the 2019 Co-Co Trigger Event are no longer applicable, with respect to the VY-AADC Program in light of the termination of the 2019 Neurocrine Collaboration Agreement with respect to the program. The remaining 2019 Transition Events are (a) with respect to the FA Program, our receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (b) with respect to each 2019 Discovery Program, the preparation by us and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such 2019 Discovery Program. The 2019 Co-Co Trigger Event for the FA Program is the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

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

Financial Terms

Under the terms of the 2019 Neurocrine Collaboration Agreement, Neurocrine has paid us an upfront payment of $115.0 million. In connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for 2019 Collaboration Products under (a) the FA Program of up to $195.0 million, and (b) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program.

Neurocrine has also agreed to pay us royalties, based on future net sales of the 2019 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (a) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (b) for each 2019 Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a 2019 Collaboration Product and terminate on the later of (x) the expiration of the last patent covering the 2019 Collaboration Product or its method of use in such country, (y) 10 years from the first commercial sale of the 2019 Collaboration Product in such country and (z) the expiration of regulatory exclusivity in such country, or the 2019 Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a 2019 Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any 2019 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the 2019 Royalty Term applicable to such 2019 Collaboration Product in such country.

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

Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement)

Summary of Agreement

On October 1, 2021, or the Pfizer Effective Date, we entered into an option and license agreement, or the Pfizer Agreement, with Pfizer, Inc., or Pfizer, pursuant to which we granted Pfizer the Pfizer License Options to certain TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, or the Pfizer Transgenes. Under the terms of the Pfizer Agreement, during an initial research term that ended as of October 1, 2022, or the Pfizer Research Term, Pfizer had the right to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective CNS and cardiovascular diseases.

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

Effective as of September 30, 2022, Pfizer exercised its Pfizer License Option with respect to a capsid for the specified Pfizer Transgene for potential treatment of a rare neurological disease. Pfizer did not exercise its option to license a capsid for the potential treatment of a cardiovascular disease. As result, Pfizer’s right to exercise a Pfizer License Option for a cardiovascular disease has terminated in accordance with the terms of the Pfizer Agreement and all rights to capsids for that cardiovascular disease have reverted to us. Pfizer’s exercise of a Pfizer License Option extended the Pfizer Research Term to October 1, 2024, during which period we may, at our sole discretion and expense, conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of the rare neurological disease associated with the exercise of the applicable Pfizer License Option.

Pursuant to the exercise of the Pfizer License Option, we granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the corresponding Pfizer Transgene, or the Pfizer Licensed CNS Products.

On July 28, 2023, Alexion entered into a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies from Pfizer. Effective upon the closing of the transaction on September 20, 2023, Alexion acquired all of Pfizer’s rights under the Pfizer Agreement, which we now refer to as the Alexion Agreement, and became the successor-in-interest to Pfizer thereunder. The acquisition does not impact the material terms of the option and license agreement. Until October 1, 2024, while we are not obligated to conduct additional research activities to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of rare neurological diseases, we have agreed to continue to disclose to Alexion, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available, until the expiration of the Pfizer Research Term, which we now refer to as the Alexion Research Term. Alexion may, during the Alexion Research Term, conduct additional evaluations of such capsid candidates and has the right to substitute any other capsid candidate for the capsid Pfizer elected to license when it exercised the Pfizer License Option.

Development, Regulatory Approval and Commercialization

Under the Alexion Agreement, Alexion is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Pfizer Licensed CNS Products, which we now refer to as the Alexion Licensed Products. Alexion is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Alexion Licensed CNS Product for which Pfizer exercised its Pfizer License Option in (a) the United States and (b) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which we refer to as an Alexion Major Market Country, subject to certain limitations. Alexion is also required to use commercially reasonable efforts to commercialize each Alexion Licensed CNS Product in the United States and at least one Alexion Major Market Country where Alexion or its designated affiliates or sublicensees has received regulatory approval for such Alexion Licensed CNS Product, subject to certain limitations.

Intellectual Property

Under the terms of the Alexion Agreement, each of the parties owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Alexion Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Exclusivity

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Alexion Agreement and in the course of our and Alexion’s activities under the Alexion Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, we have agreed (a) during the Alexion Research Term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under our rights in such capsid candidates to exploit any therapeutic product, in combination with any Pfizer Transgene, which we now refer to as an Alexion Transgene, in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (b) not to grant any third party or affiliate any right or license under our patents to exploit any licensed capsid in combination with any Alexion Transgene.

Financial

Under the terms of the Alexion Agreement, Pfizer paid us an upfront payment of $30.0 million in October 2021. Following the exercise of the Pfizer License Option, Pfizer paid us a fee of $10.0 million. We are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Alexion Licensed CNS Product to achieve the corresponding milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Termination

Unless earlier terminated, the Alexion Agreement expires on the expiration of the last-to-expire royalty term with respect to all Alexion Licensed CNS Products in all countries. Subject to a cure period, either party may terminate the Alexion Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Alexion may also terminate the Alexion Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our noncompliance with certain anti-bribery or anti-corruption covenants. Alexion may also terminate the Alexion Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us.

Upon certain terminations for cause by Alexion, the license that we have granted to Alexion under the Alexion Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Alexion under such license had the Alexion Agreement remained in effect would be substantially reduced.

License Agreement with Sangamo

On June 28, 2023, we entered into a definitive license agreement for a potential treatment of prion disease with Sangamo. Using their proprietary epigenetic regulation platform, Sangamo has developed zinc finger transcriptional regulators which they believe can specifically and potently block expression of the prion protein, the pathogenic driver of prion disease. We are eligible to earn certain license fees, royalties on potential commercial sales of any products using our capsid, and, in the event the prion program is out licensed by Sangamo, a portion of all licensing revenues received with respect to this program.

License Agreement with Touchlight IP Limited

On November 3, 2022, we and Touchlight IP Limited, or Touchlight, entered into a license agreement, or the Touchlight License Agreement, to authorize historical use by us of a certain DNA preparation process, or the Subject DNA Preparation Process, and to authorize the prospective exploitation of TRACER Capsids created with the use of the Subject DNA Preparation Process.

The terms of the Touchlight License Agreement include a one-time, non-refundable technology access fee of $5.0 million, paid to Touchlight during the fourth quarter of 2022.

The terms of the Touchlight License Agreement also include future milestone payments and low single-digit royalties payable to Touchlight by us if we or our program collaborators or licensees choose to utilize in a therapeutic product certain TRACER Capsids that were created with the historical use of the Subject DNA Preparation Process. Additionally, we are obligated to pay low single-digit royalties to Touchlight on future payments we receive in connection with licensing of certain TRACER Capsids that were created with the historical use of the Subject DNA Preparation Process, excluding the licensing of or collaboration on any of our therapeutic programs.

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

We expect that our TRACER discovery platform and preclinical programs will compete with a variety of therapies in development, including:

●	Our anti-tau antibody and tau silencing gene therapy programs for AD will potentially compete with tau antibodies being developed by Lundbeck Inc., Merck & Co. Inc. in collaboration with Teijin Limited, Roche Genentech Inc. in collaboration with AC Immune SA, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., UCB S.A., Bristol Myers Squibb Company in collaboration with Prothera Inc., along with several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for a monogenic form of ALS will potentially compete with Tofersen being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and uniQure, Inc.; and

●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen, Inc., Dyno Therapeutics, Inc., Kate Therapeutics, Inc., and Shape Therapeutics Inc.

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics, Inc., Adverum Biotechnologies, Inc., Akouos, Inc. (acquired by Eli Lilly and Company, or Eli Lilly), Alcyone Therapeutics, Inc., Amicus Therapeutics, Inc., Asklepios BioPharmaceutical, Inc. (acquired by Bayer), Astellas Gene Therapies, Inc., Beacon Therapeutics Holdings Limited, Biogen, Inc., or Biogen, BioMarin Pharmaceuticals, Inc., Encoded Therapeutics, Inc., GenSight Biologics S.A., Homology Medicines, Inc., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc. (acquired by AstraZeneca), MeiraGTx Ltd., Neurogene, Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer, Inc., Prevail Therapeutics, Inc. (acquired by Eli Lilly), REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences, Inc., Spark Therapeutics, Inc. (acquired by Roche Genentech Inc.), Taysha Gene Therapies, Inc. and uniQure, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

Manufacturing

The manufacture of gene therapy products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a proprietary HEK 293 transient transfection manufacturing process that is scalable for large scale AAV manufacturing – both for preclinical research activities and clinical and commercial manufacturing. We continuously innovate and develop advanced manufacturing technologies to enable high yields and product quality, and we manufacture preclinical AAV material for large animal studies at our onsite, state-of-the-art chemistry, manufacturing, and controls, or CMC, development facility. Our new manufacturing process is being transferred to our contract manufacturing organizations to enable clinical current good manufacturing practice, or, cGMP manufacturing.

We presently contract with third parties for the manufacturing of our program materials. We currently have no plans to build our own clinical or commercial scale cGMP manufacturing capabilities. The use of contract manufacturing and reliance on collaboration partners is relatively cost-efficient and we believe that it eliminates the need for our direct investment in manufacturing facilities and additional staff early in development. Although we expect to rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

Intellectual Property

Overview

We strive to protect the proprietary technology, inventions, and know-how to enhance improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets and know-how relating to our proprietary technology platform, on continuing technological innovation and on in-licensing opportunities to develop, improve and maintain the strength of our position in the field of neurogenetic medicines and gene therapy that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

Our commercial success may depend in part on our ability to: obtain and maintain patent and other protections for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets and know-how; and operate without infringing the valid and enforceable patents and intellectual property rights of third parties. Our ability to stop third parties from making, having made, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable licenses and patents that cover these activities. In some cases, these rights may need to be enforced by third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of using or manufacturing the same.

We own at least 422 pending patent applications and at least 79 patents have issued in the United States and foreign jurisdictions. We co-own at least 42 pending patent applications and at least 12 patents have issued from these co-owned families in the United States and foreign jurisdictions. At least ten patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, at least 29 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, at least 153 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with at least 58 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek U.S. and international patent protection for a variety of technologies, including: AAV-based biological products and constructs, antibodies, non-viral therapeutic modalities, methods of delivering said AAV-based biological products and constructs, antibodies and non-viral modalities, methods of treating diseases of interest, as well as methods of engineering and manufacturing of the same. We also intend to seek patent protection or rely upon know-how and trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Tauopathies

We own seven pending patent families directed to antibodies to tau and vectorized forms thereof with 38 pending patent applications. Patents that grant from these families are generally expected to commence expiration in 2037, with some later filed applications commencing expiration in 2040, 2041, 2042, and 2043 all of which are subject to possible patent term extensions. We own one pending patent family to RNA inhibitors for treating tauopathies with three pending patent applications. Patents that grant from this family are generally expected to commence expiration in 2043, subject to possible patent term extensions.

ALS

We own five pending patent families and have 12 issued patents and 35 patent applications directed to targeting SOD1 for the treatment of ALS. We co-own a sixth patent family with one granted patent and seven pending patent applications directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. Patents that grant from these patent families are generally expected to commence expiration in 2035, with some applications expiring in 2038, 2039, and 2040, all of which are subject to possible patent term extensions.

Friedreich’s Ataxia

We own three pending patent families with one granted patent and 21 patent applications and we co-own one pending patent family with eight patent applications directed to AAVs encoding frataxin constructs for the treatment of Friedreich’s ataxia. Patents that grant from these patent families are generally expected to commence expiration in 2036, with some later filed applications commencing expiration in 2038, 2039, and 2040, all of which are subject to possible patent term extensions.

GBA1 Gene Therapy

We own three pending patent families with 17 pending patent applications directed to AAVs encoding GBA1 for the treatment of Parkinson’s disease, Gaucher disease, and dementia with Lewy Bodies. Patents that grant from this patent family are expected to commence expiration in 2041, 2043, and 2044, subject to possible patent term extensions.

Huntington’s Disease

We own five pending patent families with eight issued patents and 24 patent applications directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to commence expiration in 2037, with some applications expiring in 2038, 2040, and 2044 all of which are subject to possible patent term extensions.

Parkinson’s Disease

We own three pending patent families with five issued patents and at least 23 patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from these patent families are generally expected to commence expiration in 2035, 2038, and 2039, subject to possible patent term extensions.

Capsids

We own two patent families pending in the United States and foreign jurisdictions that are directed to the TRACER discovery platform for selection of AAV capsids with BBB crossing and cell-specific transduction properties. In these two pending patent families directed to the TRACER discovery platform, there are 11 applications pending, and are generally expected to commence expiration in 2039 and 2041, respectively, subject to possible patent term extensions. We also own seven pending patent families comprising 45 pending U.S. and foreign applications and one granted U.S. patent, as well as ten pending provisional applications directed to capsid variants identified using the TRACER discovery platform showing improved properties over their wild-type AAV counterparts. Patents that grant from these patent families and pending provisional applications are generally expected to commence expiration in 2041, 2042, 2043, 2044, and 2045, subject to possible patent term extensions. We own at least 49 pending provisional applications and five pending non-provisional applications directed to constructs containing TRACER Capsids in combination with specific payloads for treatment of CNS and other indications. Patents that grant from these pending provisional and non-provisional applications are generally expected to commence expiration in 2042, 2043, and 2044, subject to possible patent term extensions. We own one pending patent family with three pending non-provisional patent applications, as well as one pending provisional application directed to ligands to capsid receptors. Patents that grant from these pending provisional and non-provisional applications are generally expected to commence expiration in 2044 and 2045, subject to possible patent term extensions.

We also own four patent families pending in the United States and foreign jurisdictions directed to capsid variants generated using other methodologies. In these four pending patent families, there are three granted patents and 18 pending patent applications. Patents that grant from these patent families are generally expected to commence expiration in 2038 and 2039, subject to possible patent term extensions. We also co-own three patent families directed to other capsid variants. In these three pending patent families there are five pending applications. Patents that grant from these patent families are generally expected to commence expiration in 2039 and 2040, subject to possible patent term extensions.

Vectorized Antibodies

We own four patent families with two issued patents and eight pending patent applications directed to vectorized antibodies and related platforms. Patents that grant from these patent families are generally expected to commence expiration in 2037, with some later filed applications commencing expiration in 2040, all of which are subject to possible patent term extensions.

Regulatable Expression

We own one pending patent family with three pending patent application directed to regulatable expression control of AAV transgenes. Patents that grant from this patent family are generally expected to commence expiration in 2036, subject to possible patent term extensions.

Vector and Genome Engineering

We own three patent families with 43 issued patents (including 15 patents in European countries) and 41 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to commence expiration in 2035, 2037, and 2038, which are all subject to possible patent term extensions.

We own one patent family with one patent application directed to genome engineering. Patents that grant from this patent family are generally expected to commence expiration in 2040, subject to possible patent term extensions.

Production; Chemistry, Manufacturing, and Controls

We own 21 pending patent families with two granted patents and at least 64 pending patent applications directed to AAV production and CMC. Patents that grant from the earliest filed patent families are generally expected to commence expiration in 2035 and patents that grant from the latest filed patent families are generally expected to commence expiration in 2042, all of which are subject to possible patent term extensions. We co-own one pending patent family with nine granted patents and ten pending patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to commence expiration in 2037, subject to possible patent term extensions.

Other

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

We have licensed six families of patents and patent applications, in the field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. Three of the six families of patents and applications are exclusively licensed and comprise 14 granted patents and seven applications in the United States and other territories. Three of the six families of patents and applications are non-exclusively licensed and comprise 56 granted patents and one pending application in the United States and other territories. Patents from these six families have been granted in the United States, Canada, Europe, Israel, Japan, Korea and Australia. Nationalization for some members has taken place in Germany, Spain, France, Great Britain, Italy, and Netherlands. Patents that grant from these patent families are generally expected to expire between 2024 and 2036, subject to possible patent term extensions.

We have exclusively licensed one family of patents and patent applications directed to AAV capsids from the University of Massachusetts. In this pending patent family, there are 15 granted patents and three pending patent applications. Patents that grant from this patent family are generally expected to commence expiration in 2031, subject to possible patent term extensions.

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

We have non-exclusively licensed two pending patent families directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise 47 granted patents and ten applications. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to commence expiration in 2034 and 2036, subject to possible patent term extensions.

We have non-exclusively licensed three pending patent families directed to microRNA detargeting from the University of Pennsylvania. These families of patent applications are pending in the United States and internationally and comprise 41 applications. Patents that grant from these patent families are generally expected to commence expiration in 2039, 2041, and 2042, subject to possible patent term extensions.

Trademark Protection

We own trademark registrations in the United States for the marks VOYAGER THERAPEUTICS, the VOYAGER THERAPEUTICS Logo, and VOYAGER (with design elements), and registrations in the European Union and United Kingdon for VOYAGER (with design elements) for “pharmaceutical research and development in the field of gene therapy.” We also own registrations in the United States, the European Union, and United Kingdom for VOYAGER (with design elements), and pending applications in the United States for VOYAGER and VOYAGER (with design elements) for goods including, among other, biological preparations for gene therapy for the treatment of various diseases. We also own pending applications for VOYAGER and VOYAGER (with design elements) in the United States, and registrations for VOYAGER (with design elements) in the European Union and United Kingdom, for goods and services including, among others, “medical services provided for clinical trials.”

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

We also own registrations in the United States and United Kingdom, for the mark TRACER for services including, among others, “research and development of platform technologies for genetic delivery of therapies and pharmaceutical via adeno-associated virus (AAV) capsids.”

We plan to register trademarks in connection with our biological products.

Protection of Confidential Information, Know-how and Trade Secrets

Finally, we may rely, in some circumstances, on confidential information, know-how and trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our confidential information, know-how and trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

U.S. Government Regulation

U.S. Biological Products Development Process

In the United States, the FDA approves and regulates gene therapy and antibody products as biological products, or biologics. These products are licensed for marketing under the Public Health Service Act, or the PHSA, and regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to the FDA’s GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	preparation of clinical trial material in accordance with cGMPs;

●	design of a clinical protocol and submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, including payment of application user fees;

●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA inspection of the nonclinical and clinical study sites that generated the data in support of the BLA;

●	potential FDA Advisory Committee meeting to elicit expert input on critical issues;

●	FDA review and approval, or licensure, of the BLA; and

●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post approval studies.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA, or BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials or studies and places the trial on a clinical hold. The FDA may also place a hold or partial hold on a clinical study based on chemistry, manufacturing, and controls issues involving the investigational product. In either case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

An IRB representing each institution participating in the clinical trial must also review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB, which must operate in compliance with FDA regulations, must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects before the study can commence at the institution and must monitor the trial until completed. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. This group provides an independent recommendation as to whether or not a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DMC maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DMC recommends stopping a trial due to safety or efficacy.

Human Clinical Trials

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before they participate in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population, which may be healthy volunteers or subjects with the target disease, to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained.

Phase 2 clinical trials are generally conducted in a patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are typically well-controlled and closely monitored.

Phase 3 clinical trials proceed if the prior clinical trials demonstrate that the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken in the proposed patient population to, provide evidence of clinical efficacy and safety. A well-controlled, statistically robust Phase 3 clinical trial is designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a new biologic product. Such Phase 3 clinical trials are referred to as “pivotal” trials.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need or rare patient population.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them.

In some cases, the FDA may approve an NDA or BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials, typically referred to as post-marketing studies or clinical trials, may be conducted after initial marketing approval. These trials are used to either gain additional experience from the treatment of a larger number of patients in the intended treatment group or to evaluate a specific outcome of interest (safety or efficacy). In certain instances, the FDA may mandate the performance of post-marketing studies or clinical trials, such as to verify clinical benefit in the case of products approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting mandatory post-marketing studies or clinical trials could result in withdrawal of FDA approval for products.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. Although the FDA has historically not enforced these reporting requirements due to a long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations, the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Clinical Studies Outside of the United States in Support of FDA Approval

In connection with the clinical development of our programs, we may conduct trials at sites outside of the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCPs, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of United States approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as end of Phase 2, or EOP2, meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Gene Therapy Products

We expect that the procedures and standards applied to gene therapy products will be applied to any product candidates we may develop. The FDA has defined a gene therapy product as one that seeks to modify or manipulate the expression of a gene or to alter the biological properties of living cells for therapeutic use. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, or OTP.

The FDA has issued various guidance documents regarding gene therapies. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, the guidance documents provide the FDA’s current thinking on, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a five-year period.

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside of the United States prior to being imported or offered for import into the United States. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial pediatric study plan within 60 days of an EOP2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA non-compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements generally do not apply to products with orphan designation, although the FDA has taken steps to limit what is considers abuse of this statutory exemption in the PREA by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Submission of a BLA to the FDA

FDA approval is required before any new biologic product can be marketed in the United States. Thus, assuming successful completion of all required preclinical and human testing in accordance with all applicable regulatory requirements, detailed product information is submitted to the FDA in the form of a BLA. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a significant user fee unless an exception or waiver applies, such as the first application filed by a small business or BLAs for product candidates designated as orphan drugs, unless the product candidate includes an indication that is not for a rare disease or condition. For federal fiscal year 2024, the application user fee is $4,048,695 for an application requiring clinical data, and the sponsor of a licensed BLA is subject to an annual program fee, which for fiscal year 2024 is more than $416,734.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. In this event, the BLA must be resubmitted.

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

The FDA’s Decision on a BLA

The FDA reviews an application to determine, among other things, whether the product is safe, pure, and potent. To reach this determination, the FDA must determine that the investigational product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety, purity and potency in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

The FDA typically requires a robust safety database and two adequate and well-controlled clinical investigations to establish the efficacy of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. For those seeking to challenge the FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. During the product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including post-marketing studies or clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies, clinical trials, or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Biologic products manufactured or distributed pursuant to regulatory approvals are subject to pervasive and continuing regulation by the regulatory authorities, including, among other things, requirements relating to formal commitments for post approval clinical trials and studies, manufacturing, recordkeeping, periodic reporting, product sampling and distribution, marketing, labeling, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior regulatory authority review and approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining its non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but each may help expedite the development or approval process governing product candidates.

●	Fast Track Designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.
●	Accelerated approval. Biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing studies or clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
●	With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product candidate’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics.
●	Regenerative advanced therapy. With the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

U.S. Orphan Drug Designation and Exclusivity

A product may qualify for orphan drug designation, or ODD, under the Orphan Drug Act, if it is intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product as stipulated in the ODD. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and user-fee waivers. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of a different therapy for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan-drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same therapy as defined by the FDA.

In September 2021, the Court of Appeals for the Eleventh Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Priority Review Vouchers

A priority review voucher, or PRV, is a voucher that the FDA issues to a sponsor of a rare pediatric disease or tropical disease product application at the time of the marketing application approval. Vouchers are transferable to other sponsors that may apply it to their NDAs or BLAs. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the FDCA or Section 351 of the PHSA as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file. Applying the PRV to a marketing application does not ensure the FDA’s approval of the marketing application and all requirements supporting the safety and efficacy of the product must be met. Orphan drug products are eligible for Rare Pediatric Disease Designation if greater than 50% of patients living with the disease are under age 18.

Biosimilars and Exclusivity

When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved both biosimilar products and interchangeable biosimilar products. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity. For biologic products, the six-month period may be attached to any existing regulatory exclusivities but not to any patent terms. The conditions for pediatric exclusivity include the FDA’s determination that information relating to the use of a new product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the sponsor agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the United States Supreme Court dismissed a challenge to the ACA after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Although the Trump administration took executive actions to undermine or delay implementation of the ACA, those actions were rescinded with issuance of an Executive Order on January 28, 2021 by President Biden, which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

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

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont, and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials in these countries.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Our Corporate Information

We were incorporated under the laws of Delaware in June 2013. Our principal executive offices are located at 75 Hayden Avenue, Lexington, MA. Other operations, including laboratory space, are located at 64 Sidney Street, Cambridge, MA. We lease our office and laboratory space, which consist of approximately 26,148 square feet located in Cambridge, Massachusetts and 93,449 square feet located in Lexington, MA. Our lease in Cambridge expires in 2026 and our lease in Lexington expires in 2031.

Employees and Human Capital Resources

As of December 31, 2023, we employed 162 full-time employees in the United States, including 126 in research and development positions and 36 in general and administrative positions. Approximately 53 of our employees have either an MD or PhD degree. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees and directors and selected consultants through the granting of stock-based compensation awards.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The information on our website is not part of this Annual Report for the year ended December 31, 2023.

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

We are an early-stage biotechnology company and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. We had net income of $132.3 million and net losses of $46.4 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $261.2 million.

We historically have financed our operations primarily through private placements of our redeemable convertible preferred stock, public offerings and private placements of our common stock, and strategic collaborations, including our prior collaborations with Sanofi Genzyme Corporation, or Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, and our ongoing collaborations with Neurocrine Biosciences, Inc., or Neurocrine, and Novartis Pharma AG, or Novartis; our option and license agreement, or the Alexion Agreement, with Alexion, AstraZeneca Rare Disease, or Alexion; and our option and license agreement, or the 2022 Novartis Option and License Agreement, with Novartis. We refer to our ongoing collaborations with Neurocrine collectively as the Neurocrine Collaborations.

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

We anticipate that our expenses will increase substantially if, and as, we:

●	conduct preclinical development activities and initiate investigational new drug, or IND, application-enabling studies and clinical trials in connection with our anti-tau antibody program and our SOD1 ALS gene therapy program;
●	continue investing in our proprietary antibody program, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	increase our investment in and support for TRACERTM (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA), our proprietary discovery platform to facilitate the selection of adeno-associated virus, or AAV, capsids and expand our investment to discover TRACER Capsids with broad tropism in central nervous system, or CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FXN gene therapy program for Friedreich’s ataxia, or the FA Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement; our glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, or the GBA1 Program, pursuant to our collaboration and license agreement with Neurocrine entered into on January 8, 2023, or the 2023 Neurocrine Collaboration Agreement; and our Huntington’s disease program, or the Novartis HD Program pursuant to our license and collaboration agreement with Novartis entered into on December 28, 2023, or the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;

●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	continue our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses. Our expenses will increase if:

●	we are required by the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or EMA, or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2023, our cash, cash equivalents, and marketable securities were $230.9 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2023, together with the $80.0 million upfront payment received in January 2024 in connection with the 2023 Novartis Collaboration Agreement, the $20.0 million in proceeds from Novartis’ stock purchase, and the $93.5 million in net proceeds received from our public offering in January 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, certain near term milestones, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2027.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners Neurocrine and Novartis for the reimbursement of certain research and development expenses, the achievement of specified regulatory and commercial milestones, and royalty payments under the 2019 Neurocrine Collaboration Agreement, the 2023 Neurocrine Collaboration Agreement, and the 2023 Novartis Collaboration Agreement and the amounts we are entitled to receive from our licensees Alexion and Novartis for the achievement of specified development, regulatory, and commercialization milestones and royalty payments under the applicable option and license agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. For example, we completed a private placement of 2,145,002 shares of our common stock to Novartis and an underwritten public offering of 7,777,778 shares of our common stock and pre-funded warrants to purchase up to 3,333,333 shares of our common stock in January 2024. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

The early stage of our development efforts may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors such as the regulatory setbacks that previously occurred in prior clinical programs such as those put on hold by the FDA. These and other events that are part of our operating history may impact our ability to operate our business and to raise capital. All of our product candidates are in the early stages of development. To achieve our current goals, we will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control as we advance our programs into the clinical stage. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

Our future success depends on our successful development of AAV gene therapy and other biological therapy product candidates, including our anti-tau antibody candidate. Each of the product candidates we are advancing, either alone or together with our strategic collaborators, is currently in preclinical development.

AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Additionally, there can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. We also may experience unanticipated problems or delays in expanding our manufacturing capacity or outsourcing manufacturing activities to contract manufacturers.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates. Until August 2017, the FDA had never approved an AAV gene therapy product. Since that time, it has approved a limited number of gene therapy products. In Europe, a similarly limited number of AAV gene therapy products have been granted marketing authorization.

It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates. The few regulatory approvals of gene therapies to date may not be indicative of what the FDA, EMA, or other regulatory authorities may require for approval or whether different or additional preclinical studies or clinical trials may be required to support regulatory approval in a particular jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

Regulatory requirements governing biological and gene therapy products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.

The Center for Biologics Evaluation and Research, or CBER, of the FDA regulates biological products, for human use. The Office of Tissues and Advanced Therapies, or OTAT, formerly known as the Office of Cellular, Tissue and Gene Therapies, within CBER reviews gene therapy and related products and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review.

U.S. regulations require each clinical trial site’s institutional review board, or IRB, to review proposed clinical trials to assess the safety of the trial. If the protocol for such a trial was amended, it would need to be re-reviewed by the respective institutional IRBs of each institution. Any delay in or failure to obtain institutional IRB approval for any protocol or protocol amendment could delay, interrupt, or limit the conduct of the clinical trial at one or more participating clinical trial sites.

Adverse or unforeseen developments in clinical trials of proprietary antibody and gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA and local health authorities of individual countries within the European Union may issue new guidelines concerning the clinical development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy. In addition, gene therapy products are considered genetically-modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. Similar issues could be faced in other regions of the world including the Asia-Pacific region.

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

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct one or more of our clinical trials or include sites in current or future clinical trials outside the United States. For example, we may include clinical trial sites outside the United States for our planned Phase 1 clinical trial to evaluate VY-TAU01.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial satisfies certain conditions. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

We are early in our development efforts. All of our active product candidates are currently in preclinical development or are advancing into the clinic. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

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

Our ability to complete our preclinical testing and studies is contingent on, among other things, our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain such supplies, we may be unable to complete such preclinical testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology, capsid discovery, and other studies require certain non-human primates, or NHPs, that are customarily imported from outside the United States. Our inability to obtain access to a sufficient supply of these NHPs in a timely manner or at all may impair or delay our ability to complete preclinical studies to support capsid discovery efforts or IND applications or similar applications in other jurisdictions. We have previously encountered, and may encounter in the future, delays in obtaining a sufficient supply of such NHPs due to governmental or regulatory actions that result in importation restrictions in the United States or exportation restrictions in the country of origin. At times when the NHP supply in the United States has been constrained, we have conducted NHP studies at contract research facilities outside of the United States. When utilizing such facilities, we are required to observe export control regulations for the shipment of product candidates and their component materials and import control regulations for the shipment of samples to us for evaluation and storage. We may be required to incur delays or expenses in order to conduct our NHP studies in compliance with these regulations, and we may be subject to additional penalties, delays, or expenses if we fail to achieve compliance.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, known was FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Similarly, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

We also have very limited historical experience with clinical trials. Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of proprietary antibody and AAV gene therapy approaches for the treatment of neurological and other diseases;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;

●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

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

Other events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities or collaborators on trial design, implementation, management, or other aspects of the clinical trial;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	as a result of a serious adverse event, or SAE, or after an inspection of our clinical trial operations or trial sites or the decision by us or our collaborators, or the requirement of regulators or IRBs to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to adhere to clinical trial protocols or regulatory requirements;
●	failure by us, our collaboration partners, any CROs we engage, or any other third parties to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in the European Union;
●	failure by physicians to adhere to delivery protocols leading to variable results;
●	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
●	insufficient or inadequate supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	clinical trial sites or patients dropping out of a trial at a rate higher than we anticipate;
●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
●	receipt of negative or inconclusive clinical trial results;
●	occurrence of SAEs associated with the product candidate that are viewed to outweigh its potential benefits;
●	occurrence of SAEs in trials of the same class of agents conducted by other sponsors;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	the cost of clinical trials of our product candidates may be greater than we anticipate.

Any inability to successfully initiate or complete preclinical studies and clinical trials could result in additional costs and potential delays to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. For example, our decision to refocus our Huntington’s disease program means we must conduct new preclinical studies, prepare a new IND, submit it to the FDA, and resolve any potential FDA objections before enrolling our first patient in a new clinical trial. In addition, if we make manufacturing or formulation changes to our product candidates, such as our previous transition to an HEK 293-based production system from a baculovirus/Sf9 AAV production system or as a result of unanticipated clinical trial results, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

Our proprietary antibodies and gene therapy product candidates may cause an immunologic reaction, or an immune response against the relevant product candidate. Other potential side effects associated with our gene therapy product candidates could include insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. In past clinical trials that were conducted by others using non-AAV gene therapy vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. If our vectors demonstrate a similar adverse effect, or other adverse effects, we may be required to halt or delay further clinical development of our product candidates or withdraw the product from the market post-approval. For example, in a recently published review of patients with hepatocellular carcinomas, it was shown that a small subset contained an integrated genome sequence of wild-type AAV2 and it was suggested that AAV2 may be associated with insertional oncogenesis.

In addition to side effects caused by the product candidate, the administration process also could cause side effects. If in the future we are unable to demonstrate that such side effects were caused by the administration process or related procedures or are unable to modify the trial protocol adequately to address such side effects, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. For example, product candidates designed to “knock down” or reduce the expression of a gene or the production of its encoded protein, could have effects on other parts of the body, or “off target” effects, that could result in unforeseen toxicity. Even if we are able to demonstrate that any future SAEs are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies, particularly in light of a decision from the U.S. Court of Appeals for the Eleventh Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the Court of Appeals concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of that Court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A potential breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have previously sought and may in the future seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

The FDA may also require that NDA submissions for our product candidates include pediatric data. Under the PREA, an NDA, BLA or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. Applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the

Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the application user fee to obtain FDA review of a marketing application is more than $4.0 million, and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storing, advertising, promoting, sampling, record-keeping and submitting safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including post-marketing studies or clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Further, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the District Court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. Among other determinations, the District Court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the District Court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the District Court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the District Court’s decision, in its entirety, pending disposition of the appeal of the District Court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the U.S. Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the United States Supreme Court to review the Court of Appeals decision. On December 13, 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

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

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our gene therapy platform, vectorized antibody platform, product programs, product candidates and scientific expertise in the fields of proprietary antibodies, gene therapy, and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

We are aware of several companies focused on developing their proprietary antibodies or AAV gene therapies in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in antibody or gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that our TRACER discovery platform and preclinical programs will compete with a variety of therapies in development, including:

●	Our anti-tau antibody and tau silencing gene therapy programs for AD will potentially compete with tau antibodies being developed by Lundbeck Inc., Merck & Co. Inc. in collaboration with Teijin Limited, Roche Genentech Inc. in collaboration with AC Immune SA, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., UCB S.A., Bristol Myers Squibb Company in collaboration with Prothera Inc., along with several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for a monogenic form of ALS will potentially compete with Tofersen being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and uniQure, Inc.; and
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen, Inc., Dyno Therapeutics, Inc., Kate Therapeutics, Inc., and Shape Therapeutics Inc.

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

Further, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprised of England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the entire UK market (i.e., both Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, increasing interest rates, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

If approved, our product candidates that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not rely on the reference product or sponsor’s data, or the company does not submit the application as a biosimilar application.

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

Risks Related to Third Parties

To date, all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, Alexion, and Sangamo Therapeutics, Inc., or Sangamo, and from our prior collaborations with Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or AbbVie. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

To date, all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, Alexion and Sangamo and from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed. For example, certain of our prior collaborations were terminated. As a result of the terminations of our collaborations with Sanofi Genzyme and AbbVie, we ceased to be eligible to receive option and milestone payments pursuant to the collaborations or to receive royalties in connection with any potential products developed under the collaborations.

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

In October 2021, we entered into an option and license agreement with Pfizer, or the Pfizer Agreement, pursuant to which we granted Pfizer options to receive an exclusive license, or the Pfizer License Options, to certain novel capsids we have generated using our TRACER Capsid discovery platform, or TRACER Capsids, to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, or Pfizer Transgenes. Effective as of September 30, 2022, Pfizer exercised a Pfizer License Option with respect to a capsid for the specified Pfizer Transgene for potential treatment of a rare neurological disease. In connection with the exercise of the Pfizer License Option for a rare neurological disease, we granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the corresponding Pfizer Transgene, or the Pfizer Licensed CNS Products. Pfizer did not exercise its option to license a capsid for the potential treatment of a cardiovascular disease. As result, Pfizer’s right to exercise a Pfizer License Option for a cardiovascular disease has terminated in accordance with the terms of the Pfizer Agreement and all rights to capsids for that cardiovascular disease have reverted to us. On July 28, 2023, Alexion, AstraZeneca Rare Disease, or Alexion, entered into a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies from Pfizer. Effective upon the closing of the transaction on September 20, 2023, Alexion acquired all of Pfizer’s rights under the Pfizer Agreement and became the successor-in-interest to Pfizer thereunder. We refer to the Pfizer Agreement following the acquisition, as the Alexion Agreement. The acquisition does not impact the material terms of the option and license agreement.

In March 2022, we entered into an option and license agreement with Novartis, or the 2022 Novartis Option and License Agreement, pursuant to which we granted Novartis options to receive an exclusive license to TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER Capsid and specified genetic payloads for specific genetic targets. Under the terms of the 2022 Novartis Option and License Agreement, we received an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its options to license TRACER Capsids for use in gene therapy programs against two undisclosed neurologic disease targets. With Novartis’ option exercise on two targets, we received a $25.0 million option exercise payment in April of 2023, and we are eligible to receive associated potential development, regulatory, and commercial milestone payments, as well as mid- to high-single-digit tiered royalties based on net sales of Novartis products incorporating the licensed capsids. In addition, during the research term, Novartis retains the right to expand the agreement to include options to license capsids for up to two additional rare CNS targets, subject to their availability, for a fee of $18.0 million per target. Under such an expansion, we would be eligible to receive a $12.5 million license option exercise fee for each target exercised, as well as future potential milestone payments per target and mid- to high-single-digit tiered royalties on products incorporating the licensed capsids. Novartis elected not to license a capsid for one CNS target under the 2022 Novartis Option and License Agreement prior to the expiration of the applicable option period. As a result we are no longer eligible to receive development, regulatory, and commercial milestone payments or royalties in connection with this target, and all capsid rights with respect to that target have returned to us.

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

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, option, licensing, and/or broader collaboration agreements. For example, on January 8, 2023, we entered into a second collaboration agreement, or the 2023 Neurocrine Collaboration Agreement, with Neurocrine for the research, development, manufacture and commercialization of gene therapy products directed to the gene that encodes GBA1, for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs, and, collectively with the GBA1 Program, the 2023 Neurocrine Programs. On December 28, 2023, we entered into the 2023 Novartis Collaboration Agreement to (a) provide rights to Novartis with respect to certain of our TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy, or the Novartis SMA Program, and (b) collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease under the Novartis HD Program, in each case, leveraging our TRACER Capsids and other intellectual property controlled by us.

Our likely collaborators, optionees, and licensees include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations or option and license transactions on favorable terms or at all. Our ability to generate revenues from our collaborations and option and license transactions will depend on our and our collaborators’, optionees’, and licensees’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators, optionees, and licensees might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator, optionee, or licensee is responsible could be harmful to the public perception and prospects of our proprietary antibody program and gene therapy and vectorized antibody platforms.

Our relationship with any current or future collaborators, optionees, or licensees may pose several risks, including the following:

●	collaborators, optionees, and licensees have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations and option and license transactions;
●	collaborators, optionees, or licensees may not perform their obligations as expected or desired;
●	the preclinical studies and clinical trials conducted as part of these collaborations or by our licensees may not be successful;
●	collaborators, optionees, or licensees may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’, optionees’, or licensees’ strategic focus or available funding or external factors, such as an acquisition, which divert resources or create competing priorities;
●	collaborators, optionees, or licensees may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration or by a licensee and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators, optionees, or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators, optionees, or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us or by a licensee may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;
●	a collaborator or licensee with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators, optionees, or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities or expenses for us with respect to such product candidates (in the case of collaborations) or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	in collaboration, licensing, and option arrangements where we have licensed intellectual property rights to collaborators, licensees, and optionees who have the right to control prosecution of the licensed intellectual property rights, disputes may arise with respect to the prosecution strategy for the relevant intellectual property rights, which may impair our ability to pursue our preferred prosecution strategy or achieve the desired protection from any relevant patents;
●	collaborators, optionees, or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations or option and license transactions;
●	collaborators, optionees, or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the terms of our collaboration or license agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration and license agreements may not lead to the development or commercialization of product candidates in the most efficient manner, or at all. If our collaborations or option and license transactions do not result in the successful development and commercialization of products, or if one of our collaborators, optionees, or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or option and license transactions. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. In the event we are unable to achieve milestones necessary to demonstrate progress on our programs relevant to our ongoing collaborations with Neurocrine or Novartis, Neurocrine or Novartis may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Additionally, subject to its contractual obligations to us, if a collaborator, optionee, or licensee of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate optioned or licensed to it by us. If one of our collaborators, optionees, or licensees terminates its agreement with us, we may find it more difficult to attract new collaborators, optionees, or licensees, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators, optionees, and licensees.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations or option and license transactions and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our proprietary antibody program or gene therapy and vectorized antibody platforms and programs. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a flexible manufacturing platform that is based on proprietary technology and provides a scalable process for preclinical and clinical AAV production. We are using a HEK 293 based transient transfection manufacturing process to support our preclinical research activities. We also have expertise with the baculovirus/Sf9 AAV production system, a technology for producing AAV gene therapy vectors at scale in insect-derived cells, which we have used for our clinical development activities in the past and may use in the future for clinical development activities. As the field advances, we will continue to evaluate additional novel manufacturing technologies that may be suitable for future clinical and commercial manufacturing.

We presently contract with third parties for the manufacturing of our program materials for our proprietary antibody and gene therapy product candidates. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of preclinical AAV gene therapy vectors for large animal studies including IND enabling GLP toxicology materials. We are currently assessing our manufacturing capabilities, and we do not currently have our own clinical or commercial scale manufacturing. The use of contract manufacturing and reliance on collaboration partners is relatively cost-efficient and eliminates the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

To date, our third-party manufacturers have met our manufacturing requirements for our program materials. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for clinical and commercial manufacturing, third parties with whom we currently work might need to increase their scale of production or we may need to secure additional suppliers as part of our external manufacturing network. We believe that there are alternate sources of supply for our program materials that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships and technology transfers with such sources, if necessary, would not result in significant delay or material additional costs. However, if a third-party manufacturer decided to not enter into a new contract with us for program materials or if they did not have the capacity to meet our needs for program materials, we may be required to contract with additional suppliers on terms which may be less favorable to us or would result in additional material costs.

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

Additionally, if supply from any third-party manufacturers is delayed or interrupted, there could be a significant disruption in the supply of our clinical or commercial material. We have agreements in place with our contract manufacturers pursuant to which we are collaborating on cGMP manufacturing processes and analytical methods for the manufacture of our proprietary antibody and AAV product candidates. Therefore, if we are unable to enter into an agreement with our contract manufacturers to manufacture clinical or commercial material for our product programs, or if our agreement with our contract manufacturers were terminated, we would have to find suitable alternative manufacturers. This could delay our or our collaborators’ ability to conduct clinical trials or commercialize our current and future product candidates. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

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

We presently manufacture our AAV product candidates using a mammalian cell system. We are aware of third parties which also use this system in the manufacture of their products and who hold intellectual property on their AAV manufacturing systems. If we determine that access to certain third-party intellectual property is necessary for the manufacturing of our products and product candidates and are unable to license or otherwise access this intellectual property, it would impact our ability to produce products for commercial sale or product candidates for preclinical testing or clinical trials and our development timelines and operations timelines could be adversely affected.

Risks Related to Our Business Operations

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity, or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our proprietary antibody program and our gene therapy and vectorized antibody platforms and programs. Research programs to identify new product candidates require substantial technical, financial and human resources. Our product candidates are in preclinical development. Our current portfolio of product candidates is subject to change as we continue to conduct preclinical testing and to develop product candidates and prioritize or abandon product candidates based on such results and other factors. For example, in August 2022, we announced a re-prioritization of our portfolio based on a review evaluating our programs based on, among other things, our assessment of their potential for competitive differentiation, the efficiency of such product candidate’s path to human proof of biology or proof of mechanism (reflecting the availability of validated biomarkers), unmet medical need, commercial opportunity, and alignment with our overall strategy, as well as supportive preclinical data. We may also fail to identify other product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Similar to our prior investments with regard to our VY-AADC (NBIb-1817) and VY-HTT01 programs, our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, option and license, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. Several of our current preclinical programs have previously been part of collaborations with third parties. While we have invested significant resources in these programs, we may decide in the future to cease development activities on one or more of them.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and other jurisdictions. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and Medicaid, and reform government program reimbursement methodologies for products. In 2020, former President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Vermont, Colorado, Florida, Maine, New Mexico, New Hampshire, North Dakota, Texas, and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put downward pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In other countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates to other available therapies. If reimbursement of our products or product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Our relationships with healthcare providers, physicians and third-party payors will be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription and use of our products and any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals; and
●	analogous state and foreign laws and regulations, such as state anti-kickback, false claims, and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations or the operations of our present and future collaborators are found to be in violation of any of the laws described above or any government regulations that apply to us or them, we or they may be subject to penalties, including civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our or their financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. For example, we are engaged in an ongoing effort to improve our healthcare compliance program and establish a more robust compliance infrastructure. We may fail to establish appropriate compliance measures, and even with a stronger program in place, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in other jurisdictions. The provision of benefits or advantages to physicians is governed by anti bribery laws of European Union Member States and the UK Bribery Act 2010.

Payments made to physicians in certain European Union Member States must be publicly disclosed and often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and imposed many requirements on certain businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA prescribes significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The CPRA may apply to some of our business activities. In addition, other states, including Connecticut, Colorado, Florida, Indiana, Iowa, Montana, New Jersey, Tennessee, Texas, Utah, and Virginia, have recently passed state privacy laws; the laws in Connecticut, Colorado, Utah, and Virginia became effective in 2023, the laws in Florida, Montana, and Texas are scheduled to go into effect later in 2024, the laws in Iowa, New Jersey, and Tennessee are scheduled to go into effect in 2025, and the law in Indiana is scheduled to go into effect in 2026. Congress, at the federal level, and other states are expected to consider similar laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. Following the exit of the United Kingdom, or UK, from the European Union, the United Kingdom’s Data Protection Act of 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. Privacy and data security laws in several other countries loosely follow GDPR as a model but often contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual commercialization and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions. Any failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

The use of such data involves risks and uncertainties, and such data is subject to change based on various factors. Our estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting in the United States, the European Union and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or access, all of which would harm our results of operations and our business. Additionally, because some patients with the diseases we are targeting in the United States, the European Union, and elsewhere may have increased susceptibility to COVID-19, the recent COVID-19 pandemic could limit the number of patients willing to participate in clinical trials related to our products or amenable to treatment with our products, which would harm our results of operations and our business.

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

Under the 2019 Neurocrine Collaboration Agreement, Neurocrine agreed to fund the clinical development through the readout of the RESTORE-1 Phase 2 clinical trial for VY-AADC (NBIb-1817). If Neurocrine had not terminated the 2019 Neurocrine Collaboration Agreement with respect to VY-AADC (NBIb-1817), after the data readout of the RESTORE-1 Phase 2 clinical trial, we would have had the option to either: (1) co-commercialize VY-AADC (NBIb-1817) with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. Under the terms of the 2019 Neurocrine Collaboration Agreement for the FA Program, Neurocrine has agreed to fund the development through the Phase 1 clinical trial of VY-FXN01. After the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost and profit-sharing arrangement, 60% to Neurocrine and 40% to us, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

Under the 2023 Neurocrine Collaboration Agreement, Neurocrine agreed to fund the non-clinical development activities for the GBA1 Program. Upon our receipt of topline data from the first Phase 1 clinical trial for a product candidate being developed pursuant to the GBA1 Program, we will have the option to either: (1) co-commercialize collaboration products in the GBA1 Program with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. In the event we exercise our 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of our share of profits until our obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off out of such 50% of our share of profits. The 2023 Co-Co Trigger Event is the date on which we receive topline data from the first Phase 1 clinical trial for a product candidate being developed pursuant to the GBA1 Program.

Under the 2023 Novartis Collaboration Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of a product or product candidate under the Novartis SMA Program, or the Novartis SMA Program Product. With respect to the Novartis HD Program, the parties have agreed to conduct research and pre-clinical development of Novartis HD Program Products pursuant to a research plan, with Novartis reimbursing us for our activities thereunder in accordance with the agreed-to budget. From and after the first IND application filing for the Novartis HD Program, the parties have agreed that Novartis will assume sole responsibility for the development and commercialization of Novartis HD Program Products, including all further preclinical and clinical development and any commercialization of the Novartis HD Program products and product candidates. With respect to each of the Novartis SMA Program Products and Novartis HD Program Products, Novartis is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one of each such product in the United States and in certain other international markets specified in the 2023 Novartis Collaboration Agreement.

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

Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of certain of our potential products. If any of our product candidates is approved but fails to achieve market acceptance among physicians, patients, or third-party payors, we will not be able to generate significant revenues from such product, which could harm our business, financial condition, results of operations and prospects.

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

Ethical, social and legal concerns about gene therapy could result in additional regulations restricting or prohibiting our gene therapy products. Even with the requisite approvals from the FDA in the United States, EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the support and acceptance of medical associations and technology assessment committees, physicians, patients and health care payors of proprietary antibody and gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of proprietary antibody and gene therapy products and, in particular, our product candidates, if approved for commercial sale, will depend on several factors, including:

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

Our gene therapy and vectorized antibody approaches utilize vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our gene therapy product candidates.

Gene and vectorized antibody therapies remain novel technologies, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Medical events such as the recent COVID-19 pandemic that emphasize harmful effects of certain viruses could also indirectly foster negative public perception of virus-based therapies. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

We are reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. These licenses may also require us to grant back certain rights to licensors and/or to pay certain amounts relating to the use of the licensed intellectual property. For example, the Touchlight License Agreement obligates us to make future milestone and royalty payments if we, or our collaboration partners or TRACER Capsid licensees, use a capsid created using certain DNA preparation processes licensed under the Touchlight License Agreement.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications in some or all relevant jurisdictions at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers and biotechnology and biopharmaceutical companies in the gene therapy field has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some cases, we may be able to obtain patent protection, but such protections may expire before we commercialize the product protected by those rights, leaving us no meaningful protection for our products. In other cases, where our intellectual property is being managed by a third-party collaborator, licensee or partner, that third party may fail to act diligently in prosecuting, maintaining, defending or enforcing our patents. Such conduct may result in the failure to maintain or obtain protections, loss of rights, loss of patent term or, in cases where a third party has acted negligently or inequitably, patents being found unenforceable.

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

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates, particularly due to the competitive and rapidly-evolving gene therapy patent landscape. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, only upon issuance or not at all. Therefore, we cannot be certain that we, or a licensor, were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, respectively, or which entity was the first to file for patent protection until such patent application publishes or issues as a patent. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2023 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. With Brexit, there is uncertainty associated with obtaining, defending, and enforcing intellectual property rights in the United Kingdom. International treaties and regulations promulgated as a result of this transition could impede or eliminate our ability to obtain or maintain meaningful intellectual property rights in the United Kingdom. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our technology or product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensees or licensors or we initiate legal proceedings against a third party to enforce a patent covering our technology or one of our product candidates, the defendant could counterclaim that the patent covering such technology or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including subject matter eligibility, lack of novelty, obviousness, lack of written description, failure to enable third parties to practice the relevant invention, or double patenting. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our technology or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensees or licensors were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates or our supporting technology. Such a loss of patent protection could harm our business.

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

In November 2022, we and Touchlight entered into the Touchlight License Agreement to allow for our historical use of a certain DNA preparation process, or the Subject DNA Preparation Process, and to authorize the prospective exploitation of TRACER Capsids that we have previously created using the Subject DNA Preparation Process. As previously referenced in the Risk Factor section of our prior periodic reports, Touchlight had made us aware in early 2022 that it believed that some of its intellectual property rights could potentially be asserted against us, although we disagreed with this assessment. In connection with entering into the Touchlight License Agreement, Touchlight also agreed to release any potential claims against us regarding the alleged historical use of certain of Touchlight’s intellectual property rights and exploitation of TRACER Capsids created with the alleged use of such intellectual property rights.

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

Competitors may infringe our intellectual property rights or the intellectual property rights of our licensees or licensors, or we may be required to defend against claims of infringement. To counter infringement or unauthorized use claims or to defend against claims of infringement can be expensive and time-consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could adversely affect our ability to compete in the marketplace.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets or other proprietary confidential information or know-how of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a “first-to-invent” system to a “first-inventor-to-file” system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-inventor-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO has promulgated regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-inventor-to-file provisions, became effective on March 16, 2013. The Leahy-Smith Act has resulted in increased pressure to invest in filing applications earlier, and consequently has increased the uncertainties and costs surrounding the prosecution of our patent applications, and may increase the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

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

Outside the United States, other courts have also begun to address the patenting of genetic material. In August 2015, the Australian High Court ruled that isolated genes cannot be patented in Australia. The decision did not address methods of using genetic material. Any ruling of a similar scope in other countries could affect the scope of our intellectual property rights. The ambiguities and changing law in all countries as to patenting genetic material may directly affect our ability to secure and/or maintain patent protection for our gene therapy products.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates, one or more of our U.S. patents, which may cover non-gene therapy compounds, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The

Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended per FDA-approved product, and only those claims covering the approved drug, an approved method for using it, or a method for manufacturing it may be extended. Further, certain of our licenses currently or in the future may not provide us with the right to control decisions the licensor or its other licensees on Orange Book listings or patent term extension decisions under the Hatch-Waxman Act. Thus, if one of our important licensed patents is eligible for a patent term extension under the Hatch-Waxman Act, and it covers a product of another licensee in addition to our own product candidate, we may not be able to obtain that extension if the other licensee seeks and obtains that extension first. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and such rights may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make antibody or gene therapy products that are similar to our product candidates but that are not covered by the claims of the patents that we own, license or may access in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and

●	we may choose not to file a patent for certain inventions, trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

Our reliance on third parties requires us to share our trade secrets, confidential information and know-how, which increases the possibility that a competitor will discover them or that our trade secrets, confidential information and/or know-how will be misappropriated or disclosed.

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our proprietary antibody program and gene therapy and vectorized antibody platforms and programs, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information and know-how increases the risk that such trade secrets and confidential information and know-how become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

Despite our efforts to protect our trade secrets and know-how, our competitors may discover our trade secrets or know-how, either through breach of these agreements, independent development or publication of information including our trade secrets or know-how by third parties. A competitor’s discovery of our trade secrets and/or know-how would impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

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

In January 2024, we completed a private placement of 2,145,002 shares of our common stock to Novartis and an underwritten public offering of 7,777,778 shares of our common stock and pre-funded warrants to purchase up to 3,333,333 shares of our common stock. In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed registration statements on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also have an effective registration statement on Form S-3 for the sale of up to $300.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of depositary shares, subscription rights, warrants, purchase contract and units, of which we have reserved $75.0 million for the offering, issuance, and sale of common stock through at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC, on November 8, 2022.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. From January 1, 2023 through December 31, 2023, the sales price of our common stock ranged from a high of $14.34 to a low of $5.87 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	our success in commercializing any product candidates for which we obtain marketing approval;
●	regulatory action and results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	the results of clinical trials of our product candidates;
●	the results of clinical trials of product candidates of our competitors;
●	the commencement, termination, and success of our collaborations, including the ability or willingness of our collaboration partners to fulfill their obligations to us;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies, the cost of commercializing such product candidates, and the cost of development of any such product candidates or technologies;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the ability to secure third-party reimbursement for our product candidates;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including interest rates and inflation; and
●	other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

We expect to continue to take advantage of some or all of the available exemptions until we cease to be a smaller reporting company. We may cease to qualify as a smaller reporting company as early as June 30, 2024, which would require us to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies following the filing of our Annual Report on Form 10-K for the year ending December 31, 2024, and any portions of our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders incorporated by reference therein. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have been, and could in the future be, subject to legal actions and proceedings related to the decline in our stock price, which could distract our management and could result in substantial costs or large judgments against us.

The market prices of securities of companies in the biotechnology and pharmaceutical industry, including the market price of our common stock, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In January 2021, a putative class action lawsuit was filed against us and certain of our current and former officers and directors. In July 2021, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims, and this action is no longer pending. Nonetheless, due to the volatility in, or the unfulfilled expectations of stockholders for, our stock price, we may be the target of similar litigation in the future.

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

As of December 31, 2023, we had both federal and state net operating loss, or NOL, carryforwards of $55.3 million and $33.2 million, respectively. The state NOLs will expire beginning in 2041 while the federal NOLs do not expire. These state NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. As described above under the heading “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the Families First Coronavirus Response Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Our company has completed several transactions since its inception which resulted in an ownership change under Section 382 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.        CYBERSECURITY

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall risk management program/information technology function. These processes are designed to help protect our information assets and operations from internal and external cyber threats, protect employee, vendor, and collaborator information from unauthorized access or attack, and secure our networks and systems. They include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations, and routine review of our policies and procedures to identify risks and improve our cybersecurity risk management practices. We engage certain external parties, including consultants with expertise in information security, cybersecurity incident response, and governance, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party information technology service providers before engaging them in order to help protect us from any related vulnerabilities.

Our Board of Directors does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. Our Audit Committee provides direct oversight over cybersecurity risk, and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives updates from management twice a year regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Vice President of Information Technology leads operational oversight of company-wide cybersecurity strategy, policy, standards, and processes, and works across the relevant departments to assess and help prepare us to address cybersecurity risks. Additionally, our Vice President of Information Technology participates in management’s semi-annual updates to the Audit Committee. In the event of a cybersecurity incident, our Vice President of Information Technology works with our information technology department and appropriate representatives of other affected departments to assess and respond to the incident, and to determine whether internal and external reporting of the incident is merited under the circumstances. Our Vice President of Information Technology has more than 15 years of experience managing cybersecurity, including service as the Chief Information Security Officer for a multi-national company in the specialty materials industry. He has experience with compliance programs for cybersecurity-related regulations and standards such as the European Union’s General Data Protection Regulation, The Payment Card Industry Data Security Standard (PCI-DSS), and the U.S. Food and Drug Administration’s regulations on electronic records and electronic signatures. He has also participated in Gartner cybersecurity programs and conferences and received training in the identification and prevention of cyber threats such as spam, phishing, spear-phishing, malware, and social engineering.

In an effort to deter and detect cyber threats, we annually provide all of our personnel, including full-time and part-time employees and temporary staff, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We have implemented a proactive cybersecurity monitoring program that is designed to achieve threat detection and swift response, which includes the use of best-in-class tools to mitigate vulnerabilities and protect our information assets and operations. We also utilize a stringent endpoint security practice, geo-fencing and geo-blocking on firewalls, and automatic prioritization of emails to enable our information technology department to efficiently prioritize response to the most dangerous threats.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Lexington, Massachusetts. Other operations, including laboratory space, are located in Cambridge, Massachusetts. We lease our office and laboratory space, which consist of approximately 26,148 square feet located in Cambridge, Massachusetts and 93,449 square feet located in Lexington, Massachusetts.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of December 31, 2023, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock.

Stockholders

As of February 21, 2024, there were approximately 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock issued and stock options granted by us for the twelve months ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended, or the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On October 1, 2023, we granted to six employees restricted stock unit awards settleable for an aggregate of 211,500 shares of our common stock. These restricted stock units were made outside of our 2015 Stock Option and Incentive Plan as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on a Form S-8 to register the shares of common stock underlying these inducement awards prior to the time at which the awards become exercisable or settleable, as applicable.

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

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; amyotrophic lateral sclerosis, or ALS; Parkinson’s disease, and multiple other diseases of the central nervous system. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell Type-Specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; Neurocrine Biosciences, Inc., or Neurocrine; and Sangamo Therapeutics, Inc., or Sangamo.

We focus on leveraging our expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the genetic medicine and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, and therefore providing clinically meaningful impact to patients. We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline programs include an anti-tau antibody for AD; a superoxide dismutase 1, or SOD1, gene therapy for ALS; and a tau silencing gene therapy for AD. We identified a lead development candidate for our anti-tau antibody program in the first quarter of 2023 and expect to submit an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, for this program in the first half of 2024. We believe this trial could result in the potential to generate proof-of-concept data for slowing the spread of pathological tau via tau positron emission tomography imaging in 2026. We identified a lead development candidate for the SOD1 silencing gene therapy program in the fourth quarter of 2023, and we expect to submit the IND application for this program in mid-2025. We promoted our tau silencing gene therapy program to a prioritized program in the first quarter of 2024, based on preclinical data demonstrating robust reductions in tau messenger RNA, or mRNA, in a murine model, and we anticipate submission of an IND in 2026. Our proprietary pipeline also includes an early research initiative to develop a gene therapy for the treatment of AD. This program seeks to combine a vectorized anti-amyloid antibody with a TRACER Capsid.

We are also working with our collaboration partners on multiple programs. In January 2019 and January 2023, we entered into collaboration and license agreements with Neurocrine. Under our agreements with Neurocrine, we are actively advancing two later preclinical stage programs: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a frataxin gene therapy program for Friedreich’s ataxia, or the FA Program. Pursuant to such agreements, we are also working with Neurocrine on five early-stage programs for the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets. We have also entered into agreements with licensees including Novartis, Alexion, and Sangamo, to license or to provide options to receive exclusive licenses to certain TRACER Capsids. As described further below, in December 2023, we entered into a license and collaboration agreement with Novartis to provide Novartis certain rights regarding the development of potential gene therapy product candidates for the treatment of spinal muscular atrophy and to collaborate with Novartis to develop gene therapy product candidates for the treatment of Huntington’s disease. The joint steering committee with Neurocrine has selected a development candidate for the FA Program, during the first quarter of 2024, and expects to advance into first-in-human clinical trials in 2025. We anticipate that our collaborative partners and licensees will submit at least one additional IND application for a partnered program and initiate clinical development for the associated program by the end of 2025.

Despite reporting $132.3 million in net income for the year ended December 31, 2023, we have a history of incurring significant losses. We reported a net loss of $46.4 million for the year ended December 31, 2022. We reported a net loss of $71.2 million for the year ended December 31, 2021. As of December 31, 2023, we had an accumulated deficit of $261.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct preclinical development activities and initiate investigational new drug, or IND, application-enabling studies and clinical trials in connection with our anti-tau antibody program and our SOD1 ALS gene therapy program;
●	continue investing in our proprietary antibody program, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER Capsids with broad tropism in central nervous system, or CNS, and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to our collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, and our GBA1 Program pursuant to our collaboration and license agreement with Neurocrine entered into on January 8, 2023, or the 2023 Neurocrine Collaboration Agreement; and our Huntington’s disease program, or the Novartis HD Program, pursuant to our license and collaboration agreement with Novartis entered into on December 28, 2023, or the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	continue our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and

●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2023, we recognized $80.8 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $80.0 million of collaboration revenue from the 2023 Novartis Collaboration Agreement, $79.0 million of collaboration revenue from our option and license agreement with Novartis entered into on March 4, 2022, or the 2022 Novartis Agreement, $9.8 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.4 million of other collaboration revenue. For additional information about our revenue recognition policy, see the section titled “—Summary of significant accounting policies and basis of presentation.”

For the foreseeable future, we expect substantially all of our revenue will be generated from the 2019 Neurocrine Collaboration Agreement, the 2023 Neurocrine Collaboration Agreement, the 2023 Novartis Collaboration Agreement, the 2022 Novartis Option and License Agreement, and our option and license agreement with Alexion entered into on October 1, 2021, or the Alexion Agreement, and any other strategic collaborations and out-licensing arrangements we may enter into in the future. If our development efforts are successful, we may also generate revenue from product sales.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our proprietary antibody program and gene therapy and vectorized antibody platforms and programs which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	costs of funding research performed by third parties that conduct research and development, preclinical activities, manufacturing and production design on our behalf;
●	the cost of purchasing laboratory supplies and non-capital equipment used in designing, developing and manufacturing preclinical study materials;
●	consultant fees;
●	facility costs including rent, depreciation and maintenance expenses;
●	the cost of securing and protecting intellectual property rights associated with our research and development activities; and
●	fees for maintaining licenses under our third-party licensing agreement.

Research and development costs are expensed as incurred. Costs for certain activities, such as manufacturing, preclinical studies, and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the year ended December 31, 2023, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including as we initiate our planned Phase 1 clinical trial to evaluate VY-TAU01 in 2024, we expect research and development costs to continue to increase. However, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, information technology, business development, legal and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters and fees for accounting and consulting services.

During the year ended December 31, 2023, our general and administrative expenses have increased as compared to the amount recorded in the same period in prior year. As our development programs progress and we identify product candidates and initiate preclinical studies and clinical trials, including as we initiate our planned Phase 1 clinical trial to evaluate VY-TAU01 in 2024, we continue to expect general and administrative expenses to increase to support these additional research and development activities.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that certain aspects of our accounting policy on revenue recognition require the most significant judgments and estimates in the preparation of our financial statements.

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

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and/or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Our contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Given the nature of the milestone payments in our contracts with customers, most of the variable consideration is subject to a constraint that does not involve significant judgement.

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for performance obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, industry standards for product development and clinical trial success probabilities and estimates of option exercise likelihood. We do not believe that reasonable changes in the assumptions used to determine stand-alone selling price for our performance obligations would materially impact the amount of revenue we recognize.

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

A significant portion of revenue recognized from the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement is related to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs. We use judgement in estimating the expected remaining costs to complete the research and development services for each performance obligation based on discussions with the joint steering committee for the program and discussions with our collaboration partners. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure and related revenue recognition. Changes in our estimates of the expected remaining costs to complete the research and development services for our performance obligations, such as the significant change that occurred in the fourth quarter of 2021 as a result of decisions made by the JSC for the 2019 Neurocrine Collaboration Agreement, can result in significant changes to the amount of revenue we recognize each period.

Results of Operations

Comparison of the years ended December 31, 2023 and 2022:

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2023	2022	Change

	(in thousands)
Collaboration revenue	$250,008	$40,907	$209,101
Operating expenses:
Research and development	92,172	60,764	31,408
General and administrative	35,822	30,980	4,842
Total operating expenses	127,994	91,744	36,250
Other income, net:
Interest income	11,721	1,792	9,929
Other income	3	2,653	(2,650)
Total other income, net	11,724	4,445	7,279
Income (loss) before income taxes	133,738	(46,392)	180,130
Income tax provision	1,408	16	1,392
Net income (loss)	$132,330	$(46,408)	$178,738

Collaboration Revenue

Collaboration revenue was $250.0 million and $40.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in collaboration revenue was the result of $79.0 million in revenue recognized during the year ended December 31, 2023, in connection with Novartis’ decision to exercise two of its license options under the 2022 Novartis Option and License Agreement, or Novartis License Options, along with the expiration of a third Novartis License Option. In addition, during the year ended December 31, 2023, we recognized $80.0 million of revenue associated with the 2023 Novartis Collaboration Agreement, $80.8 million of revenue associated with the 2023 Neurocrine Collaboration Agreement, $9.8 million of revenue associated with the 2019 Neurocrine Collaboration Agreement, and $0.4 million of other collaboration revenue. During the year ended December 31, 2022, collaboration revenue was primarily related to Pfizer’s decision, as Alexion’s predecessor-in-interest under the Alexion Agreement, to exercise the first material right for a license option under the Alexion Agreement, or the Pfizer License Option, along with the expiration of the second material right associated with the Pfizer License Option, which resulted in revenue recognized of $40.0 million.

Research and Development Expense

Research and development expense increased by $31.4 million from $60.8 million for the year ended December 31, 2022 to $92.2 million for the year ended December 31, 2023. The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022	Change

	(in thousands)
Employee and consultant	$42,445	$29,209	$13,236
External research and development	34,185	15,679	18,506
Facilities and other	6,790	7,863	(1,073)
Professional fees	8,752	8,013	739
Total research and development expenses	$92,172	$60,764	$31,408

The increase in research and development expense for the year ended December 31, 2023 was primarily attributable to the following:

●	approximately $13.2 million for increased employee and consultant-related costs associated with higher headcount in research and development functions as compared to the same period in the prior year due to the progress in our development programs; and

●	approximately $18.5 million for external research and development costs related to increased program-related spending, particularly on manufacturing and IND-enabling studies for our anti-tau antibody program and SOD1 program, along with increased Neurocrine program support during the 2023 period, and the fee due to Touchlight pursuant to our license agreement;

●	approximately $0.7 million for increased professional fees to support our pipeline programs; partially offset by

●	approximately $1.1 million for decreased facility and other costs primarily related to the termination of the lease for office and laboratory space at 75 Sidney Street during the second quarter of 2022.

General and Administrative Expense

General and administrative expense increased by $4.8 million from $31.0 million for the year ended December 31, 2022 to $35.8 million for the year ended December 31, 2023. The increase in general and administrative expense was primarily attributable to increased compensation costs and stock-based compensation associated with higher headcount in general and administrative functions as compared to the same period in the prior year, as well as the recognition of $1.9 million of business development costs related to the 2023 Novartis Collaboration Agreement as general and administrative expenses during the year ended December 31, 2023.

Other Income, Net

Other income, net of approximately $11.7 million was recognized during the year ended December 31, 2023, as compared to $4.4 million during the year ended December 31, 2022. Other income, net during the year ended December 31, 2023 was primarily related to interest income due to increased interest rates on increased balances of marketable securities, while other income, net during the year ended December 31, 2022 was primarily related to an employee retention tax credit under the Coronavirus Aid, Relief, and Economic Security Act and interest income on marketable securities balances.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings and private placements of our common stock, strategic collaborations and option and license arrangements, including our 2019 Neurocrine Agreement, 2023 Neurocrine Collaboration Agreement, 2022 Novartis Agreement, 2023 Novartis Collaboration Agreement, Alexion Agreement, and with our prior collaboration agreements.

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $230.9 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2023, together with the $80.0 million upfront payment received in January 2024 in connection with the 2023 Novartis Collaboration Agreement, the $20.0 million in proceeds from Novartis’ stock purchase, the $93.5 million in net proceeds received from a public offering in January 2024 (refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, certain near term milestones, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2027.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023, 2022, and 2021:

	Year ended
	December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$77,919	$(12,509)	$(53,525)
Investing activities	(141,643)	(7,339)	65,906
Financing activities	33,645	1,110	612
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(30,079)	$(18,738)	$12,993

Cash Flows from Operating Activities

Net cash provided by operating activities was $77.9 million during the year ended December 31, 2023 as compared to $12.5 million of net cash used in operating activities for the year ended December 31, 2022. The increase was primarily due to our net income for the year ended December 31, 2023 of $132.3 million as compared to our net loss for the year ended December 31, 2022 of $46.4 million. This is offset by an increase in accounts receivable of $80.2 million during the year ended December 31, 2023 primarily attributable to the upfront payment due in connection with the 2023 Novartis Collaboration Agreement, as compared to no accounts receivable activity during the year ended December 31, 2022.

Net cash used in operating activities was $12.5 million during the year ended December 31, 2022. The cash used in operating activities for the year ended December 31, 2022 was primarily driven by operating expenses, net of stock-based compensation and depreciation, offset by an increase in deferred revenue partially driven by the upfront payment of $54.0 million from Novartis in connection with our entry into the 2022 Novartis Agreement during the year ended December 31, 2022.

Net cash used in operating activities was $53.5 million during the year ended December 31, 2021. The cash used in operating activities for the year ended December 31, 2021 was primarily driven by operating expenses, net of stock-based compensation and depreciation. We also received an upfront payment of $30.0 million from Pfizer as the predecessor-in-interest to Alexion, in connection with our entry into the Alexion Agreement.

Cash Flows from Investing Activities

Net cash used in investing activities was $141.6 million during the year ended December 31, 2023. The cash used in investing activities for the year ended December 31, 2023 was primarily due to $224.0 million for purchases of marketable securities and $3.3 million for purchases of property and equipment, offset by $85.6 million from proceeds from maturities and sales of marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $33.6 million during the year ended December 31, 2023 primarily due to the $31.1 million in proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement along with proceeds from the exercise of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

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

Funding Requirements

Our expenses increased during the year ended December 31, 2023 as compared with the prior year as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates including as we initiate our planned Phase 1 clinical trial to evaluate VY-TAU01 in 2024, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employee will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $230.9 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2023, together with the $80.0 million upfront payment received in January 2024 in connection with the 2023 Novartis Collaboration Agreement, the $20.0 million in proceeds from Novartis’ stock purchase, the $93.5 million in net proceeds received from a public offering executed in January 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, certain near term milestones, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2027. Our future capital requirements will depend on many factors, including:

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

Smaller Reporting Company Status

As of June 30, 2023, we have requalified as a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to qualify as a smaller reporting company if we have (a) a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million during our last fiscal year, or (b) a non-affiliate public float in excess of $700 million, in each case determined on an annual basis as of the last business day of our second quarter. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited consolidated financial statements in this Annual Report on Form 10-K, with correspondingly reduced Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to furnish a stock performance graph in our annual report.

We expect to continue to take advantage of some or all of the available exemptions until we cease to be a smaller reporting company. We may cease to qualify as a smaller reporting company as early as June 30, 2024, which would require us to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies following the filing of our Annual Report on Form 10-K for the year ending December 31, 2024, and any portions of our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders incorporated by reference therein.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had, or that an immediate 100 basis point change in inflation would have had, a material effect on our business, financial condition, or results of operations during the year ended December 31, 2023.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(c) or 15d-15(e) under the Exchange Act of 1934, or Exchange Act, to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended December 31, 2023.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition under the proportional performance model
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, the Company recorded collaboration revenue of $11.0 million for the year ended December 31, 2023, and had total deferred revenue of $75.2 million, as of December 31, 2023 pursuant to certain of its license and collaboration agreements under the proportional performance method. The Company recognizes arrangement consideration allocated to certain performance obligations that are delivered over time using the proportional performance method. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs.

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

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, the inspection of the Company’s contracts and testing of the completeness and accuracy of the underlying data used to determine the expected remaining costs to complete the research and development services for each performance obligation that is accounted for using proportional performance. We performed inquiries of research and development personnel and inspected the minutes of joint steering committee meetings to validate management’s estimates and to assess the reasonableness of the proportional performance calculation. We also performed a retrospective review to assess the Company’s historical estimates of the remaining costs to complete the research and development services and a sensitivity analysis to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 28, 2024

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$68,802	$98,959
Marketable securities	162,073	19,889
Accounts receivable	80,150	—
Related party collaboration receivable	3,341	257
Prepaid expenses and other current assets	5,318	5,394
Total current assets	319,684	124,499
Property and equipment, net	16,494	17,857
Deposits and other non-current assets	1,593	1,515
Operating lease, right-of-use assets	13,510	15,485
Total assets	$351,281	$159,356
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,604	$2,566
Accrued expenses	16,823	7,816
Other current liabilities	3,200	2,832
Deferred revenue, current	42,881	59,377
Total current liabilities	64,508	72,591
Deferred revenue, non-current	32,359	6,450
Other non-current liabilities	18,094	21,295
Total liabilities	114,961	100,336
Commitments, contingencies, and other liabilities (see note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 44,038,333 and 38,613,891 shares issued and outstanding at December 31, 2023 and 2022, respectively	44	38
Additional paid-in capital	497,506	452,713
Accumulated other comprehensive loss	(48)	(219)
Accumulated deficit	(261,182)	(393,512)
Total stockholders’ equity	236,320	59,020
Total liabilities and stockholders’ equity	$351,281	$159,356

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2023	2022	2021
Collaboration revenue	$250,008	$40,907	$37,415
Operating expenses:
Research and development	92,172	60,764	73,787
General and administrative	35,822	30,980	37,246
Total operating expenses	127,994	91,744	111,033
Operating income (loss)	122,014	(50,837)	(73,618)
Other income, net:
Interest income (expense)	11,721	1,792	(390)
Other income	3	2,653	2,811
Total other income, net	11,724	4,445	2,421
Income (loss) before income taxes	133,738	(46,392)	(71,197)
Income tax provision	1,408	16	—
Net income (loss)	$132,330	$(46,408)	$(71,197)
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale-securities	171	(81)	(4)
Total other comprehensive income (loss)	171	(81)	(4)
Comprehensive income (loss)	$132,501	$(46,489)	$(71,201)

Net income (loss) per share, basic	$3.08	$(1.21)	$(1.89)
Net income (loss) per share, diluted	$2.97	$(1.21)	$(1.89)

Weighted-average common shares outstanding, basic	43,020,747	38,356,810	37,668,947
Weighted-average common shares outstanding, diluted	44,569,334	38,356,810	37,668,947

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	37,368,027	$37	$430,324	$(134)	$(275,907)	$154,320
Exercises of vested stock options	3,811	1	27	—	—	28
Vesting of restricted stock units	346,551	—	—	—	—	—
Issuance of common stock under ESPP	200,006	—	918	—	—	918
Stock-based compensation expense	—	—	10,990	—	—	10,990
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(71,197)	(71,197)
Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	89,012	—	629	—	—	629
Vesting of restricted stock units	456,219	—	—	—	—	—
Issuance of common stock under ESPP	150,265	—	672	—	—	672
Stock-based compensation expense	—	—	9,153	—	—	9,153
Unrealized loss on available-for-sale securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(46,408)	(46,408)
Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	$59,020
Exercises of vested stock options	385,655	1	1,851	—	—	1,852
Vesting of restricted stock units	531,560	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Issuance of common stock under ESPP	111,639	—	959	—	—	959
Stock-based compensation expense	—	—	10,867	—	—	10,867
Unrealized gain on available-for-sale securities	—	—	—	171	—	171
Net income	—	—	—	—	132,330	132,330
Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$132,330	$(46,408)	$(71,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,153	9,344	11,324
Depreciation	4,441	6,191	5,165
Amortization of premiums and discounts on marketable securities	(3,626)	(16)	349
Gain on lease termination	—	(2,468)	—
Change in fair value of common stock and warrants to purchase equity securities	—	—	(2,460)
Loss on disposal of fixed assets	178	377	—
Changes in operating assets and liabilities:
Accounts receivable	(80,150)	—	—
Related party collaboration receivable	(3,084)	475	7,280
Prepaid expenses and other assets	76	(1,967)	1,883
Operating lease, right-of-use assets	1,975	3,462	2,606
Other non-current assets	—	(152)	69
Accounts payable	(962)	1,992	(60)
Accrued expenses	9,007	(3,148)	(3,335)
Operating lease liabilities	(2,833)	(3,922)	(3,428)
Deferred revenue	9,414	23,731	(1,721)
Net cash provided by (used in) operating activities	77,919	(12,509)	(53,525)
Cash flow from investing activities
Purchases of property and equipment	(3,256)	(2,491)	(1,609)
Purchases of marketable securities	(223,968)	(54,848)	(15,117)
Proceeds from sales and maturities of marketable securities	85,581	50,000	82,632
Net cash (used in) provided by investing activities	(141,643)	(7,339)	65,906
Cash flow from financing activities
Proceeds from the exercise of stock options	1,852	629	28
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	31,121	—	—
Proceeds from the purchase of common stock under ESPP	672	481	584
Net cash provided by financing activities	33,645	1,110	612
Net (decrease) increase in cash and cash equivalents	(30,079)	(18,738)	12,993
Cash, cash equivalents, and restricted cash beginning of period	100,474	119,212	106,219
Cash, cash equivalents, and restricted cash end of period	$70,395	$100,474	$119,212
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$664
Capital expenditures incurred but not yet paid	$—	$14	$80

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. The Company’s pipeline includes programs for Alzheimer’s disease (“AD”); amyotrophic lateral sclerosis (“ALS”); Parkinson’s disease, and multiple other diseases of the central nervous system, (“CNS”). Many of the Company’s programs are derived from its TRACER™ adeno-associated virus (“AAV”) capsid discovery platform, which the Company has used to generate novel capsids (“TRACER Capsids”) and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. Some of the Company’s programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease (“Alexion”); Novartis Pharma AG, (“Novartis”); Neurocrine Biosciences, Inc. (“Neurocrine”); and Sangamo Therapeutics, Inc. (“Sangamo”).

The Company focuses on leveraging its expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the genetic medicine and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, and therefore providing clinically meaningful impact to patients. The Company is advancing its own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. The Company’s wholly-owned prioritized pipeline programs include an anti-tau antibody for AD; a superoxide dismutase 1 (“SOD1”) silencing gene therapy for ALS; and a tau silencing gene therapy for AD. The Company identified a lead development candidate for its anti-tau antibody program in the first quarter of 2023, initiated good laboratory practices (“GLP”) toxicology studies in the third quarter of 2023, and expects to submit an investigational new drug (“IND”), application to the U.S. Food and Drug Administration (“FDA”) for this program in the first half of 2024. The Company believes this trial could result in the potential to generate proof-of-concept data for slowing the spread of pathological tau via tau positron emission tomography imaging in 2026. The Company identified a lead development candidate for its SOD1 silencing gene therapy program in the fourth quarter of 2023, and the Company expects to submit the IND application for its SOD1 silencing gene therapy program in mid-2025. The Company promoted its tau silencing gene therapy program to a prioritized program in the first quarter of 2024, based on preclinical data demonstrating robust reductions in tau messenger RNA (“mRNA”) in a murine model, and it anticipates submission of an IND in 2026. The Company’s proprietary pipeline also includes an early research initiative to develop a gene therapy for the treatment of AD. This program seeks to combine a vectorized anti-amyloid antibody with a TRACER Capsid.

The Company is also working with its collaboration partners on multiple programs. In January 2019 and January 2023, the Company entered into collaboration and license agreements with Neurocrine. Under the agreements with Neurocrine, the Company is actively advancing two later preclinical stage programs: a glucocerebrosidase 1 (“GBA1”) gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a frataxin gene therapy program for Friedreich’s ataxia (the “FA Program”). Pursuant to such agreements, the Company is also working with Neurocrine on five early-stage programs for the research, development, manufacture and commercialization of gene therapies designed to address CNS diseases or conditions associated with rare genetic targets. The Company has also entered into agreements with licensees including Novartis, Alexion, and Sangamo, to license or to provide options to receive exclusive licenses to certain TRACER Capsids. As described further below, in December 2023, the Company entered into a license and collaboration agreement with Novartis to provide Novartis certain rights regarding the development of potential gene therapy product candidates for the treatment of spinal muscular atrophy and to collaborate with Novartis to develop gene therapy product candidates for the treatment of Huntington’s disease. The joint steering committee with Neurocrine selected a development candidate for the FA Program, during the first quarter of 2024, and expects to advance into first-in-human clinical trials in 2025. The Company also anticipates that its collaborative partners and licensees will submit at least one additional IND application for a partnered program and initiate clinical development for the associated program by the end of 2025.

The Company has a history of incurring annual net operating losses prior to the operating income in 2023. As of December 31, 2023, the Company had an accumulated deficit of $261.2 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior and current collaborations and license agreements.

As of December 31, 2023, the Company had cash, cash equivalents, and marketable securities of $230.9 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at December 31, 2023, together with the upfront $80.0 million payment received in January 2024 in connection with the Collaboration and License Agreement by and between the Company and Novartis dated as of December 28, 2023 (the “2023 Novartis Collaboration Agreement”), $20.0 million in proceeds from Novartis’ equity purchase, and $93.5 million in net proceeds received from a public offering closed in January 2024, to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, research and development accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Marketable Securities

The Company classifies marketable securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months.

All available-for-sale debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income. If any adjustment to fair value reflects a decline in value of the investment, the Company uses a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. No other than temporary losses or credit losses have been recognized.

Cash, cash equivalents, and marketable securities as of December 31, 2023 and 2022 consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	—	—	$65,589
Marketable securities:
U.S. Treasury notes	102,966	81	(3)	103,044
U.S. Government agency securities	31,068	10	(3)	31,075
Corporate bonds	23,975	2	(7)	23,970
Commercial paper	3,985	—	—	3,985
Total money market funds and marketable securities	$227,583	$93	$(13)	$227,663
As of December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	$—	$—	$91,724
Marketable securities:
U.S. Treasury notes	19,980	—	(91)	19,889
Total money market funds and marketable securities	$111,704	$—	$(91)	$111,613

All of the Company’s marketable securities at December 31, 2023 and 2022 have a contractual maturity of one year or less.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive income (loss). Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statement of operations and comprehensive income (loss). Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company held $44.2 million and $19.9 million in marketable securities that were in an unrealized loss position as of December 31, 2023 and December 31, 2022, respectively. The unrealized losses at December 31, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

Restricted Cash

As of December 31, 2023 and 2022, the Company maintained restricted cash totaling approximately $1.6 million and $1.5 million, respectively, held in the form of money market accounts as collateral for the Company’s facility lease obligations. The balance is included within deposits and other non-current assets in the accompanying consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	As of December 31,
	2023	2022	2021

	(in thousands)
Cash and cash equivalents	$68,802	$98,959	$117,433
Restricted cash included in deposits and other non-current assets	1,593	1,515	1,779
Total cash, cash equivalents, and restricted cash	$70,395	$100,474	$119,212

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses from inception through December 31, 2023.

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

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, in which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from any of the Company’s collaboration or license arrangements.

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

Upfront payments and fees are recorded as contract liabilities within deferred revenue on the consolidated balance sheets until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. A portion of revenue recognized from the 2019 and 2023 Neurocrine Collaboration Agreements and the 2023 Novartis Collaboration Agreement is related to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs. The Company estimates the expected remaining costs to complete the research and development services for each performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure and related revenue recognition.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718 Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors, and other service providers, referred to as non-employees, including grants of restricted stock units and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive income (loss) based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the fair value of its common stock to determine the fair value of restricted stock awards and restricted stock units.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023, the Company does not have any significant uncertain tax positions.

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

For purposes of the diluted net income (loss) per share, unvested restricted common stock and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock and outstanding stock options were excluded from the calculation of diluted net loss per share in the years ended December 31, 2023 and 2022, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the years ended December 31, 2023 and 2022.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive:

	As of December 31,
	2023	2022	2021
Unvested restricted common stock awards	22,500	45,000	137,255
Unvested restricted common stock units	1,370,897	1,112,563	806,379
Outstanding stock options	7,425,444	6,199,571	5,013,193
Total	8,818,841	7,357,134	5,956,827

Basic net income (loss) and diluted weighted-average shares outstanding are as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except share data)
Numerator:
Net income (loss)	$132,330	$(46,408)	$(71,197)
Denominator for basic net income (loss) per share:
Weighted average shares outstanding-basic	43,020,747	38,356,810	37,668,947
Denominator for diluted net income (loss) per share:
Weighted average shares outstanding	43,020,747	38,356,810	37,668,947
Common stock options and restricted stock units	1,548,587	—	—
Weighted average shares outstanding-diluted	44,569,334	38,356,810	37,668,947

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s Chief Executive Officer, view the Company’s operations and manages its business as a single operating segment, which is the business of developing and commercializing genetic medicine.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The ASU will be effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact of ASU 2020-06 on the consolidated financial statements and does not expect it to have a material impact.

In November 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard requires annual and interim disclosure of significant segment expenses that are regularly provided to the CODM. The amendments in this update also expand the interim segment disclosure requirements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and does not expect it to have a material impact.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. However, retrospective application is permitted. Early adoption is also permitted. Besides a change in income tax disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$65,589	$—	$—
Marketable securities:
U.S. Treasury notes	103,044	103,044	—	—
U.S. Government agency securities	31,075	31,075	—	—
Corporate bonds	23,970	—	23,970	—
Commercial paper	3,985	—	3,985	—
Total money market funds and marketable securities	$227,663	$199,708	$27,955	$—
December 31, 2022
Money market funds included in cash and cash equivalents	$91,724	$91,724	$—	$—
Marketable securities:
U.S. Treasury notes	19,889	19,889	—	—
Total money market funds and marketable securities	$111,613	$111,613	$—	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, corporate bonds and commercial paper, based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2023	2022

	(in thousands)
Other current assets	$2,628	$4,233
Prepaid insurance	607	696
Prepaid research and development contracts	1,119	83
Accrued interest receivable	964	382
Total	$5,318	$5,394

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2023	2022

	(in thousands)
Laboratory equipment	$20,536	$19,675
Leasehold improvements	7,106	12,554
Furniture and office equipment	2,625	2,333
Other	1,265	502
Total property and equipment	31,532	35,064
Less: accumulated depreciation	(15,038)	(17,207)
Property and equipment, net	$16,494	$17,857

The Company recorded $4.4 million, $6.2 million, and $5.2 million in depreciation expense during the years ended December 31, 2023, 2022, and 2021, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2023	2022

	(in thousands)
Employee compensation costs	$6,614	$4,559
Research and development costs	5,225	1,895
Accrued goods and services	4,229	636
Professional services	755	726
Total	$16,823	$7,816

7. Lease obligation

Operating Leases

As of December 31, 2023, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031 and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

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

On June 22, 2022 the Company entered into a Lease Termination Agreement (the “Lease Termination Agreement”) and terminated the lease for office and laboratory space at 75 Sidney Street (the “75 Sidney Street Lease”), effective immediately. In connection with the Lease Termination Agreement, the Company also entered into a Sublease Termination Agreement (the “Sublease Termination Agreement”) and terminated the Sublease Agreement with BioNTech US. The Company did not incur any termination penalties in connection with the Lease Termination Agreement or Sublease Termination Agreement. The Company derecognized the related right-of-use asset of approximately $14.5 million and the operating lease liabilities of $17.0 million, accordingly, resulting in a gain of $2.5 million in the year ended December 31, 2022.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $1.5 million payable to its landlords as security for the performance of its obligations under the leases.

On August 11, 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space. The term of the First Amendment commences on the date on which the landlord makes the space available for use by the Company, and expires on January 31, 2031, unless sooner terminated or extended. As of December 31, 2023, the Company did not have control of the space and therefore, the lease had not yet commenced. The commencement date for the First Amendment occurred on February 1, 2024. The expected contractual obligation under the First Amendment to the Company’s existing lease is approximately $37.8 million, to be paid over the 7 year term of the lease.

Total lease cost for operating leases of approximately $3.6 million, $4.6 million, and $6.8 million was incurred during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the weighted average remaining lease term was 5 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the years ended December 31, 2023, 2022, and 2021:

	Years ended
	December 31,
	2023	2022	2021

	(in thousands)
Operating sublease income	$—	$1,380	$838

8. Commitments, contingencies, and other liabilities

As of December 31, 2023 and 2022, other current and non-current liabilities consisted of the following:

	As of December 31,
	2023	2022

	(in thousands)
Other current liabilities
Lease liabilities	3,200	2,832
Total other current liabilities	$3,200	$2,832

Other non-current liabilities
Lease liabilities	$17,093	$20,294
Other	1,001	1,001
Total other non-current liabilities	$18,094	$21,295

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

During the year ended December 31, 2021, the Company incurred restructuring costs of approximately $2.6 million, which consists of severance-related costs. These costs are reported within the Company’s research and development expenses and general and administrative expenses. All costs have been paid as of December 31, 2023.

Litigation

The Company was not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2023 or 2022.

9. Significant Agreements

2023 Novartis License and Collaboration Agreement

On December 28, 2023 (the “2023 Novartis Collaboration Agreement Effective Date”), the Company entered into a License and Collaboration Agreement (the “2023 Novartis Collaboration Agreement”) with Novartis to (a) provide rights to Novartis with respect to certain TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy (the “Novartis SMA Program”) and (b) collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease (the “Novartis HD Program”), in each case, leveraging TRACER Capsids and other intellectual property controlled by the Company.

Novartis SMA Program and Novartis HD Program Licenses

Under the terms of the 2023 Novartis Collaboration Agreement, the Company granted Novartis and its affiliates:

●	a non-exclusive, non-transferable, non-sublicensable (except in limited circumstances for contractors), worldwide, royalty-free right and license under any patents or know-how controlled by the Company and related to the TRACER Capsids to evaluate the same for use in the development of a product or product candidate under the Novartis SMA Program (a “Novartis SMA Program Product”) comprising such a TRACER Capsid and a payload selected by Novartis during the period beginning on the 2023 Novartis Collaboration Agreement Effective Date and ending on the third anniversary of the 2023 Novartis Collaboration Agreement Effective Date;
●	an exclusive (even as to the Company), sublicensable, non-transferable, worldwide, royalty-bearing right and license under any patents or know-how controlled by the Company and relating to the selected TRACER Capsids to exploit the same as incorporated into a Novartis SMA Program Product for all human and veterinary diagnostic, prophylactic and therapeutic uses during the Term (as defined below); and
●	an exclusive (even as to the Company), non-transferable, sublicensable, worldwide, royalty-bearing right and license under any patents and know-how controlled by the Company and relating to the development of a product or product candidate under the Novartis HD Program (a “Novartis HD Program Product”) to exploit the same for all human and veterinary diagnostic, prophylactic and therapeutic uses during the Term.

Governance

The Company and Novartis have agreed to manage the Novartis HD Program through a joint steering committee until dissolved after the first IND application filing for a Novartis HD Program Product. The Company and Novartis have further agreed that day-to-day activities of both the Novartis SMA Program and the Novartis HD Program shall be managed through designees from each of the Company and Novartis, acting as alliance managers.

Development, Regulatory Approval, Commercialization and Diligence

Under the 2023 Novartis Collaboration Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, at its own expense, the exploitation of a Novartis SMA Program Product.

With respect to the Novartis HD Program, the parties have agreed to conduct research and pre-clinical development of Novartis HD Program Products pursuant to a research plan, with Novartis reimbursing the Company for its activities thereunder in accordance with the agreed-to budget. From and after the first IND application filing for the Novartis HD Program, the parties have agreed that Novartis will assume sole responsibility for the development and commercialization of Novartis HD Program Products, including all further preclinical and clinical development and any commercialization of the Novartis HD Program products and product candidates.

With respect to each of the Novartis SMA Program Products and Novartis HD Program Products, Novartis is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one of each such product in the United States and in certain other international markets specified in the 2023 Novartis Collaboration Agreement.

Termination

Unless earlier terminated, with respect to any licensed product(s) under the Collaboration Agreement, on a country-by-country basis, the 2023 Novartis Collaboration Agreement expires upon the expiration of the last-to-expire royalty term with respect to such licensed product in such country in the territory. Subject to a cure period, either party may terminate the 2023 Novartis Collaboration Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the 2023 Novartis Collaboration Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, for the occurrence of a violation of global trade control laws, or for the Company’s non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the 2023 Novartis Collaboration Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company. In the event that Novartis has the right to terminate the 2023 Novartis Collaboration Agreement as a result of an uncured material breach by the Company that materially impairs the ability of Novartis to exploit one or more licensed products, Novartis may, in lieu of such termination, elect for the 2023 Novartis Collaboration Agreement to remain in full force and effect, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the 2023 Novartis Collaboration Agreement not been breached would be substantially reduced.

Financial Terms

Under the 2023 Novartis Collaboration Agreement, Novartis agreed to pay the Company an initial upfront payment of $80.0 million. The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $200.0 million for the Novartis SMA Program and up to an aggregate of $225.0 million for the Novartis HD Program, in each case for the first corresponding product to achieve the corresponding milestone. The Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $400.0 million for the Novartis SMA Program and up to an aggregate of $375.0 million for the Novartis HD Program and (b) tiered, escalating royalties in the high single-digit to low double-digit percentages of annual net sales of the Novartis SMA Program Products and the Novartis HD Program Products. The royalties are subject to potential customary reductions, including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Stock Purchase Agreement

Under the stock purchase agreement with Novartis entered into on December 28, 2023 (the “2023 Novartis Stock Purchase Agreement”), Novartis agreed to purchase 2,145,002 shares of common stock of the Company (the “Novartis Shares”) for an aggregate purchase price of approximately $20.0 million.

Accounting Analysis

The Company determined the 2023 Novartis Collaboration Agreement represents a contract with a customer under ASC 606. In addition, the 2023 Novartis Collaboration Agreement did not modify the scope or price of the 2022 Novartis Option and License Agreement, as discussed below. The Company therefore determined that the 2023 Novartis Collaboration Agreement should be accounted for separately. The 2023 Novartis Collaboration Agreement includes the following performance obligations: (i) the development and commercialization license for the Novartis SMA Program, (ii) the development and commercialization license for the Novartis HD Program; and (iii) the research and development services for the Novartis HD Program (“Novartis HD Research Services”). The development and commercialization licenses for the Novartis HD Program and Novartis SMA Program are each distinct, as Novartis can benefit from such licenses on their own or from other resources commonly available in the industry given the stage of development of the product candidates subject to the licenses. Similarly, the research and development services for the Novartis HD Program provide a distinct benefit to Novartis within the context of the contract, separate from the licenses.

The transaction consideration allocated to the performance obligations within the 2023 Novartis Collaboration Agreement includes fixed consideration of $80.0 million, and variable consideration, which is comprised of an estimated $24.2 million of cost reimbursements for Novartis HD Research Services, up to $425.0 of potential development milestone payments, up to $775.0 million of potential sales milestone payment, and sales-based royalties. The consideration related to the Novartis HD Research Services, becomes due and payable on a quarterly basis as the services are being performed.

The Company estimates variable consideration using the most likely amount approach. At the outset of the contract, the Company has determined this consideration should be constrained. The sales milestone payments and royalties will be recognized in the period the underlying sales occur, as this consideration is related to the two development and commercialization licenses, the predominant performance obligations in the contract.

The Company allocated the fixed transaction price to the separate performance obligations based on the relative standalone selling price of each performance obligation. The standalone selling prices for development and commercialization licenses for the Novartis SMA Program and Novartis HD Program were estimated using an adjusted-market approach. The Company allocated the variable consideration related to the Novartis HD Research Services as the consideration becomes payable as the Company delivers the Novartis HD Research Services and allocating the entirety of this consideration to the Novartis HD Research Services reflects the amount the Company expects to be entitled to for performing the services. The development milestone payments, the sales milestone payments and the royalties are allocated to the respective development and commercialization licenses for the Novartis SMA Program and Novartis HD Program as the variable consideration relates directly to those performance obligations.

The Company recognized the $80.0 million fixed transaction price allocated to the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program, as collaboration revenue upon delivery of the development and commercialization licenses to Novartis in December 2023. The issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement in January 2024 resulted in a premium of $0.7 million. The premium will be allocated to the development and commercialization licenses for the Novartis HD Program and Novartis SMA Program and is expected to be recognized as collaboration revenue during the first quarter of 2024, upon the issuance of the Novartis Shares under the 2023 Novartis Stock Purchase Agreement. The Novartis HD Research Services commenced in the first quarter of 2024. The $80.0 million fixed transaction price was recorded in accounts receivable as of December 31, 2023. The Company had an unconditional right to the payment, and it was collected in January of 2024.

The Company incurred approximately $1.9 million of business development costs related to the 2023 Novartis Collaboration Agreement which were payable only upon the execution of the agreement, and therefore are considered incremental costs of obtaining a contract with a customer. Given the substantial value associated with the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program that were delivered in December 2023, the Company recognized the $1.9 million of costs in general and administrative expenses during the year ended December 31, 2023.

2022 Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022 (the “Novartis Effective Date”), the Company entered into an option and license agreement with Novartis (the “2022 Novartis Agreement”). Pursuant to the 2022 Novartis Agreement, the Company granted Novartis options (the “Novartis License Options”) to license TRACER Capsids (“Novartis Licensed Capsids”) for exclusive use with certain targets to develop and commercialize adeno-associated virus gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets (the “Novartis Payloads”).

During the period commencing on the Novartis Effective Date and ending on the first anniversary thereof or, in the event Novartis exercises a Novartis License Option, the third anniversary thereof, on a target-by-target basis (the “Novartis Research Term”), the Company granted Novartis a non-exclusive research license to evaluate the Company’s TRACER Capsids for potential use, in combination with Novartis Payloads, in programs targeting three specified genes (the “Initial Novartis Targets”). Upon the payment of additional fees, Novartis may also assess the Company’s TRACER Capsids for use with up to two other targets (the “Additional Novartis Targets”), subject to certain conditions including that such target is not part of, or reasonably competitive with, the Company’s current development programs (the Initial Novartis Targets and the Additional Novartis Targets collectively, the “Novartis Targets”). During the Novartis Research Term, as applicable, the Company may, at its sole discretion and expense, conduct further research activities to identify additional TRACER Capsids. If the Company elects to do so, the Company has agreed to disclose performance characteristics of such new TRACER Capsids to Novartis on a rolling basis.

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

Effective March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed Initial Novartis Targets.

Subject to the Company’s disclosure obligations described above, the Company and Novartis have agreed to conduct their respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of the Company and Novartis.

Under the 2022 Novartis Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. In the event Novartis exercises a Novartis License Option, Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Target for which it has exercised a Novartis License Option in (a) the United States and (b) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan (each of which, a “Novartis Major Market Country”), subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Novartis Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

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

Under the terms of the 2022 Novartis Agreement, Novartis paid the Company an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed Initial Novartis Targets.

Under the terms of the 2022 Novartis Agreement, each party owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the Novartis Effective Date, or invented, developed, created, generated or acquired solely by or on behalf of such party after the Novartis Effective Date. Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the 2022 Novartis Agreement and in the course of the parties’ activities under the 2022 Novartis Agreement will follow inventorship under U.S. patent law.

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

Unless earlier terminated, the 2022 Novartis Agreement expires on the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries. Subject to a cure period, either party may terminate the 2022 Novartis Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the 2022 Novartis Agreement, in whole or in part, subject to specified conditions, for the Company’s insolvency, the occurrence of a violation of global trade control laws, or for the Company’s non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the 2022 Novartis Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company.

Upon certain terminations for cause by Novartis, the licenses granted by the Company to Novartis under the 2022 Novartis Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis Agreement remained in effect would be substantially reduced.

Accounting Analysis

At inception, the Company determined the 2022 Novartis Agreement was a contract with a customer under ASC 606. The Company assessed the promised goods and services and determined that the 2022 Novartis Agreement contains three performance obligations consisting of three material rights, one for each of the Novartis License Options. The Company concluded that each Novartis License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option, but rather represent the value to the customer of having the right to exercise the Novartis License Option at the specified exercise fee. Upon the exercise of a Novartis License Option, until March 4, 2025, while the Company is not obligated to conduct additional research activities upon any option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Novartis, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Novartis may conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the Novartis Licensed Capsid it previously elected to license when it exercised the Novartis License Option. The Company determined that this promise to provide Novartis the ability to evaluate and potentially substitute other capsid candidates for the Novartis Licensed Capsid it previously elected to license when it exercised the Novartis License Option, if and when available, is an additional performance obligation in the arrangement (the “Novartis Substitution Right Performance Obligation”). The Company concluded the options for Additional Novartis Targets are not material rights as the price reflects the standalone selling price of the options. The Company will therefore account for the options for Additional Novartis Targets separately, if and when exercised.

The Company received a nonrefundable, upfront payment of $54.0 million as consideration under the 2022 Novartis Agreement, which represents the transaction price at inception. Additional consideration to be paid to the Company upon exercise of the Novartis License Options or upon reaching certain milestones are excluded from the transaction price as they relate to option fees and milestones that could only be achieved subsequent to an option exercise.

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

During the year ended December 31, 2023, the Company recognized $79.0 million in collaboration revenue related to the Novartis Agreement. Of this $79.0 million, $54.0 million is attributable to the exercise of the two material rights for Novartis License Options and the expiration of the third material right and was previously deferred as of December 31, 2022. The remaining $25.0 million represents the option exercise fee. This amount was received by the Company during the second quarter of 2023.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

On January 8, 2023, the Company entered into a collaboration and license agreement with Neurocrine (the “2023 Neurocrine Collaboration Agreement”) for the research, development, manufacture and commercialization of gene therapy products directed to the GBA1 Program, and three early research programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system (“CNS”) diseases or conditions associated with rare genetic targets (the “2023 Discovery Programs” and, collectively with the GBA1 Program, the “2023 Neurocrine Programs”). The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023 (the “Neurocrine Effective Date”).

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

Pursuant to mutually-agreed development plans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of the Company and Neurocrine (the “2023 Discovery Period”), and as overseen by the Joint Steering Committee (“JSC”) for the ongoing collaboration with Neurocrine, the Company is responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other pre-clinical activities regarding the 2023 Collaboration Products. Neurocrine has agreed to be responsible for all costs the Company incurs in conducting pre-clinical development activities for each 2023 Neurocrine Program, in accordance with JSC agreed upon workplans and budgets. If the Company breaches its responsibilities during this time or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of the Company’s activities under such 2023 Neurocrine Program.

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

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid the Company an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock of the Company at a price of $8.88 per share in February 2023. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to the Company for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per

2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

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

2023 Neurocrine Stock Purchase Agreement

In connection with the execution of the 2023 Neurocrine Collaboration Agreement, Neurocrine and the Company also entered into a stock purchase agreement on January 8, 2023 (“the “2023 Neurocrine Stock Purchase Agreement”), for the sale and issuance of 4,395,588 shares of common stock to Neurocrine at a price of $8.88 per share, for an aggregate purchase price of approximately $39.0 million. In accordance with the terms and conditions of the 2023 Neurocrine Stock Purchase Agreement, the Company issued and sold these shares to Neurocrine on February 23, 2023.

Accounting Analysis

At inception, the Company determined the 2023 Neurocrine Collaboration Agreement was a contract with a customer under ASC 606 and that modification accounting was not required given that the 2023 Neurocrine Collaboration Agreement did not modify the scope or price of the 2019 Neurocrine Collaboration Agreement. The Company therefore determined that the 2023 Neurocrine Agreement should be accounted for separately. The 2023

Neurocrine Collaboration Agreement includes the following performance obligations: (i) the development and commercialization license for the GBA1 Program, (ii) the research and development services for the GBA1 Program, and (iii) the research and development services for each of the 2023 Discovery Programs combined with a development and commercialization license for each program. The license for the GBA1 Program is distinct as Neurocrine can benefit from such license on its own or from other resources commonly available in the industry given the stage of development of the product candidates subject to the license. Similarly, the research and development services for the GBA1 Program provide a distinct benefit to Neurocrine within the context of the contract, separate from the license. The research and development services for the 2023 Discovery Programs are not distinct as Neurocrine cannot benefit from such licenses on its own or from other resources commonly available in the industry, without the corresponding research services due to the unique and specialized expertise of the Company that is not readily available in the marketplace. The GBA1 license, GBA1 research and development services and the combined licenses and research and development services for the 2023 Discovery Programs are distinct from one another as Neurocrine can benefit from each program separately.

The Company identified $143.9 million of fixed transaction price consisting of the $136.0 million upfront fee, and a premium of $7.9 million related to the $39.0 million equity investment of 4,395,588 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company during the 2023 Discovery Period associated with each of the GBA1 Program and 2023 Discovery Programs.

These amounts are determinable based on development plans, and the Company has a contractual right to the payment of costs incurred under the agreed upon program development plans.

The Company utilizes the most likely amount approach to estimate the cost reimbursement and has concluded this consideration should be constrained. As of December 31, 2023, the estimate of the expected reimbursement was $11.3 million of costs incurred based on expectations as of such date. The sales milestone payments and royalties will be recognized in the period the underlying sales occur, as this consideration is related to the two development and commercialization licenses, the predominant performance obligations in the contract.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the 2023 Neurocrine Collaboration Agreement. The reimbursement of research services is at a market rate and the allocation of the fixed consideration to each of the three 2023 Discovery Program performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. Based on the initial development plans, the total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of December 31, 2023:

Performance Obligation	Amount
(in thousands)
Variable Consideration
GBA1 Program	$5,920
2023 Discovery Program 1	3,779
2023 Discovery Program 2	780
2023 Discovery Program 3	780
Total	$11,259

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

During the year ended December 31, 2023, the Company recognized $69.5 million of revenue associated with the 2023 Neurocrine Collaboration Agreement related to the delivery of the development and commercialization license for the GBA1 Program. During the year ended December 31, 2023, the Company recognized $5.8 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the GBA1 Program. During the year ended December 31, 2023, the Company recognized a total of $5.5 million of revenue associated with the fixed transaction price allocated to the three 2023 Discovery Programs, and for research and development services performed during the period. As of December 31, 2023, there was $69.1 million of deferred revenue related to the 2023 Neurocrine Collaboration Agreement, of which $38.4 million was classified as current and $30.7 million was classified as non-current in the accompanying balance sheets based on the period the services are expected to be delivered. Additionally, as of December 31, 2023, there was $1.8 million of related party collaboration receivable related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

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

2019 Neurocrine Collaboration Agreement

Summary of Agreement

Effective March 2019, the Company entered into a collaboration agreement with Neurocrine (the “2019 Neurocrine Collaboration Agreement”) for the research, development and commercialization of certain of its AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “2019 Neurocrine Programs”) which include: (a) VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), (b) the FA Program (collectively, with the VY-AADC Program, the “Legacy Programs”), and (c) two programs to be determined by the Company and Neurocrine at a later date (the “2019 Discovery Programs”).

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

Pursuant to development plans agreed by the parties, which are overseen by a JSC, the Company has operational responsibility, subject to certain exceptions, for the conduct of each 2019 Neurocrine Program prior to the occurrence of a specified event for such 2019 Neurocrine Program (a “2019 Transition Event”), as described below, and is required to use commercially reasonable efforts to develop the corresponding 2019 Collaboration Products. Neurocrine has agreed to be responsible for all costs incurred by the Company in conducting these activities for each 2019 Neurocrine Program, in accordance with an agreed budget for each 2019 Neurocrine Program. If the Company breaches its development responsibilities or in certain circumstances upon a change in control, Neurocrine has the right but not the obligation to assume the activities under such 2019 Neurocrine Program.

Upon the occurrence of a 2019 Transition Event for each 2019 Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such 2019 Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. As a result of Neurocrine’s termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program, the 2019 Transition Event with respect to the VY-AADC Program is no longer applicable. The 2019 Transition Events for the remaining programs are (a) with respect to the FA Program, the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (b) with respect to each 2019 Discovery Program, the preparation by the Company and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such 2019 Discovery Program. For the FA Program, the Company was granted the option (the “2019 FA Co-Co Option”) to co-develop and co-commercialize the FA Program upon the occurrence of a specified event (a “2019 FA Co-Co Trigger Event”). The Company agreed, upon its exercise of the FA Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine (the “2019 FA Co-Co Agreement”), and (a) jointly develop and commercialize the 2019 Collaboration Products for the FA Program (“FA Collaboration Products”), (b) share in its costs, profits and losses, and (c) forfeit certain milestones and royalties on net sales in the United States during the effective period of the 2019 FA Co-Co Agreement. The 2019 FA Co-Co Trigger Event for the FA Program is the achievement of milestones or metrics specified in the applicable development plan , as determined by the JSC.

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

Termination of VY-AADC Program

As described above, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by the Company to Neurocrine thereunder regarding the VY-AADC Program expired, the Company regained worldwide intellectual property rights regarding the VY-AADC Program, and the restrictions on the Company to develop, manufacture or commercialize a gene therapy product directed to the target of the VY-AADC Program terminated, in each case in accordance with the terms of the 2019 Neurocrine Collaboration Agreement. As of the Neurocrine VY-AADC Program Termination Effective Date, Neurocrine no longer is obligated to reimburse the Company for research and development activities related to the VY-AADC Program, and the Company is no longer entitled to receive future milestone or royalty payments related to the VY-AADC Program. The Company is supporting Neurocrine, the study sponsor and IND holder, should there be any ongoing or future matters regarding the program.

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

The Company identified $92.4 million of fixed transaction price consisting of the $115.0 million upfront fee and $5.0 million payment from the June 2019 Modification, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the 2019 Transition Events associated with each 2019 Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. During the fourth quarter of 2021, the Company revised the estimate of the expected reimbursement to approximately $80.0 million based on expectations as a result from decisions made at the JSC meeting held in the fourth quarter of 2021, which resulted in significantly less research and development services to be provided by the Company under the 2019

Neurocrine Collaboration Agreement. During the fourth quarter of 2022, the Company further revised the estimate of the expected reimbursement to approximately $81.7 million, based on expectations resulting from decisions made at the JSC meeting held in the fourth quarter of 2022. During the fourth quarter of 2023, the Company further revised the estimate of the expected reimbursement to approximately $83.3 million, based on expectations resulting from decisions made at the JSC meeting held in the fourth quarter of 2023. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

The total variable consideration allocated to each program related to the expected cost reimbursement as of December 31, 2023 was as follows:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,863
FA Program	20,309
2019 Discovery Program 1	4,286
2019 Discovery Program 2	4,793
Total	$83,251

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

During the year ended December 31, 2023 and 2022, the Company recognized $9.8 million and $0.9 million of revenue, respectively, associated with its collaboration with Neurocrine related to fixed transaction price allocated to the three active programs, and research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2023, there was $6.1 million of deferred revenue related to the 2019 Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2023, there was $1.6 million of collaboration receivable related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

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

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement during the year ended December 31, 2023:

	Balance at			Balance at
	December 31, 2022	Additions	Deductions	December 31, 2023

	(in thousands)
Related party collaboration receivable	$257	$10,081	$(6,997)	$3,341
Contract liabilities:
Deferred revenue	$11,827	$74,420	$(11,007)	$75,240

The change in the related party collaboration receivable balance for the year ended December 31, 2023 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period, for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement. Deferred revenue activity for the year ended December 31, 2023 includes the recording of $74.4 million of deferred revenue during the first quarter of 2023 related to the fixed transaction price allocated to each of the three 2023 Discovery Program performance obligations under the 2023 Neurocrine Collaboration Agreement, offset by $11.0 million of collaboration revenue recognized on the proportional performance model during the year ended December 31, 2023 for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement.

Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement)

Summary of Agreement

On October 1, 2021, the Company entered into an option and license agreement (the “Pfizer Agreement”) with Pfizer, Inc. (“Pfizer”) pursuant to which the Company granted Pfizer options to receive an exclusive license (the “Pfizer License Options”) to certain TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes (the “Pfizer Transgenes”). Under the terms of the Pfizer Agreement, during an initial research term that ended as of October 1, 2022 (the “Pfizer Research Term”), Pfizer had the right to evaluate the potential use of the capsids in combination with up to two Pfizer Transgenes to help treat respective CNS and cardiovascular diseases.

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

During the year ended December 31, 2022, the Company recognized $40.0 million in collaboration revenue related to the Alexion Agreement. No revenue was recognized under the Alexion Agreement for the year ended December 31, 2023.

License Agreement with Sangamo

On June 28, 2023, the Company entered into a definitive license agreement for a potential treatment of prion disease with Sangamo. Using their proprietary epigenetic regulation platform, Sangamo has developed zinc finger transcriptional regulators which they believe can specifically and potently block expression of the prion protein, the pathogenic driver of prion disease. The Company is eligible to earn certain license fees, royalties on potential commercial sales of any products using Voyager’s capsid, and, in the event the prion program is out licensed by Sangamo, a portion of all licensing revenues received with respect to this program. During the year ended December 31, 2023 the Company recognized $0.4 million of collaboration revenue related to the license agreement with Sangamo.

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

The terms of the Touchlight License Agreement included a one-time, non-refundable technology access fee of $5.0 million, which was paid during the fourth quarter of 2022. The Company recorded the $5.0 million to research and development expense in the year ended December 31, 2022, accordingly.

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

During the year ended December 31, 2023, the Company recorded $0.5 million in research and development expense associated with amounts due to Touchlight in conjunction with the 2023 Novartis Collaboration Agreement.

10. Common stock

As of December 31, 2023 and 2022, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved For Future Issuance

	As of December 31,
	2023	2022
Shares reserved for vesting of restricted stock awards under the Founder Agreements	22,500	45,000
Shares reserved for exercise of outstanding stock options	7,425,444	6,199,571
Shares reserved for vesting of outstanding restricted stock units	1,370,897	1,112,563
Shares reserved for issuances under the 2015 Stock Option Plan	3,572,195	3,536,932
Shares reserved for issuances under the 2015 Employee Stock Purchase Plan	2,158,966	1,884,309
	14,550,002	12,778,375

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

The remainder of the restricted stock awards were slated to vest upon the achievement of certain performance objectives as well as continued service to the Company, as set forth in the agreements. Stock-based compensation expense associated with these performance-based awards is recognized when the achievement of the performance condition is considered probable, using management’s best estimates. The Company has modified certain of the awards, including repurchasing a total of 131,470 shares underlying the awards through December 31, 2023, and modifying the vesting provisions such that the modified awards vest over time rather than based on performance. The stock-based compensation expense recorded related to these awards during the years ended December 31, 2023, 2022, and 2021 were immaterial to the Company’s consolidated financial statements.

2015 Stock Option Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (“2015 Stock Option Plan”), which became effective upon the completion of the Company’s initial public offering (“IPO”). The 2015 Stock Option Plan provides the Company with the flexibility to use various equity-based incentive and other awards as compensation tools to motivate its workforce. These tools include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The 2015 Stock Option Plan replaced the 2014 Plan. Any options or awards outstanding under the 2014 Plan remained outstanding and effective. The number of shares initially reserved for issuance under the 2015 Stock Option Plan is the sum of (a) 1,311,812 shares of common stock and (b) the number of shares under the 2014 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2014 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2015 Stock Option Plan is also subject to increase on the first day of each fiscal year by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31.

Effective January 1, 2016 and every anniversary thereafter an additional 4% of outstanding common stock was added to the Company’s 2015 Stock Option Plan pursuant to its “evergreen” provision, for future issuance. This has accumulated to a total of 12,531,505 shares through January 1, 2024. During the year ended December 31, 2023, the Company granted options to purchase 1,753,800 shares of common stock to employees and directors under the 2015 Stock Option Plan. As of December 31, 2023, there were 3,572,195 shares available for future issuance under the 2015 Stock Option Plan.

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

Effective January 1, 2016 and every anniversary thereafter an additional 1% of outstanding common stock was added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. This has accumulated to a total of 2,692,838 shares through January 1, 2023. The Company issued 111,639 and 150,265 shares of common stock under the 2015 ESPP in the years ended December 31, 2023 and 2022. As of December 31, 2023, there were 2,158,966 shares available for future purchase under the 2015 ESPP.

Inducement Awards

In the years ended December 31, 2023, 2022 and, 2021, the Company issued non-statutory stock options to purchase an aggregate of 573,000, 390,000, and 76,500 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 318,500, 163,000, and 13,000 shares of the Company’s common stock, respectively, in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to certain individuals’ acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive income (loss) is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
General and administrative	$7,568	$6,398	$7,191
Research and development	3,585	2,946	4,133
Total stock-based compensation expense	$11,153	$9,344	$11,324

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Stock options	$7,627	$5,938	$7,438
Restricted stock awards and units	3,241	3,215	3,551
Employee stock purchase plan awards	285	191	335
Total stock-based compensation expense	$11,153	$9,344	$11,324

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2023 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	1,112,563	$5.27
Awarded	999,250	$7.58
Vested	(531,560)	$5.73
Forfeited	(209,356)	$6.08
Unvested restricted stock units as of December 31, 2023	1,370,897	$6.65

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. In the year ended December 31, 2023, the Company granted 999,250 restricted stock units vesting in equal amounts, annually over three years. The stock-based compensation expense was $3.1 million, $2.9 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $6.8 million which is expected to be recognized over the remaining weighted average vesting period of 1.1 years.

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2022	6,199,571	$8.12
Granted	2,326,800	$8.58
Exercised	(385,655)	$4.98
Cancelled or forfeited	(715,272)	$7.86
Outstanding at December 31, 2023	7,425,444	$8.52	7.3	11,293
Exercisable at December 31, 2023	3,823,420	$9.43	5.9	$6,020

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2023 was $6.12. The stock-based compensation expense related to stock option awards granted was $7.2 million, $5.8 million, and $7.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2023	2022	2021
Risk-free interest rate	4.0%	2.2%	0.9%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	80.4%	79.4%	75.0%

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $16.6 million which is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

12. 401(k) Savings plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $1.1 million, $0.9 million, and $1.1 million related to employer contributions made during the years ended December 31, 2023, 2022, and 2021, respectively.

13. Income taxes

The Company evaluates its tax positions on an annual basis. The current tax expense recorded for the year ended December 31, 2023 is the residual tax due, after utilization of tax attributes, associated with revenue from collaboration agreements. The provision for incomes taxes is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Current
Federal	$1,248	$—	$—
State	160	16	—
Total current	1,408	16	—

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax provision	$1,408	$16	$—

A reconciliation of the expected income tax provision computed using the federal statutory income tax rate at the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year ended December 31,
	2023	2022	2021
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.4%	5.2%	6.6%
Provision to return	0.9%	3.2%	4.9%
General business credit carryovers	(0.4)%	(3.5)%	3.2%
Non-deductible expenses	0.5%	(4.6)%	(3.8)%
Other	(0.4)%	—%	—%
Change in valuation allowance	(26.0)%	(21.3)%	(31.9)%
Total	1.00%	—%	—%

The Company has historically incurred net operating losses (“NOLs”). As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $55.3 million and $33.2 million, respectively. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $19.6 million and $10.8 million, respectively, which expire beginning in 2033. As of December 31, 2022, the Company had state investment credits of $0.4 million, which expire beginning in 2024.

The significant components of the Company’s deferred tax assets and (liabilities) as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$13,724	$47,282
Tax credit carryforward	28,427	32,060
Lease liability	5,544	6,318
Deferred revenue	1,675	17,984
Stock compensation	5,157	4,630
Non-deductible accruals and reserves	2,613	1,603
Capitalized research expenses	31,347	14,351
Intangibles	554	610
Other temporary differences	—	(1)
Total deferred tax assets	89,041	124,837
Less valuation allowance	(82,612)	(117,416)
Net deferred tax assets	6,429	7,421
Deferred tax liabilities
Right of use assets	(3,691)	(4,231)
Depreciation and amortization	(2,738)	(3,190)
Other temporary differences	—	—
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, tax credit carryforwards, and capitalized research expenses. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $82.6 million and $117.4 million has been established at December 31, 2023 and 2022, respectively. The state NOLs will expire beginning in 2041 while the federal NOLs do not expire. The valuation allowance decreased by $34.8 million for the year ended December 31, 2023 primarily as a result of the utilization of the NOL carryforwards and tax credits in 2023.

At December 31, 2023 and 2022, the Company had no unrecognized tax benefits. The Company is in the process of completing a study of its research and development credit carryforwards. The Company has recorded an adjustment in the current year to reflect the preliminary results of the research and development study. The completion of the study may result in an additional adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive income (loss) if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2023 and 2022, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

14. Related-party transactions

During the years ended December 31, 2023, 2022, and 2021, the Company received scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the years ended December 31, 2023, 2022 and 2021 was $0.7 million, $0.5 million, and $0.2 million, respectively.

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

Under both the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 9). Amounts due from Neurocrine are reflected as related party collaboration receivable. As of December 31, 2023, the Company recorded approximately $3.3 million in related party collaboration receivable relative to the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement.

15. Subsequent events

On January 4, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering of 7,777,778 shares of the Company’s common stock, par value $0.001 per share, and, in lieu of common stock to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,333,333 shares of common stock. The public offering price of the Company’s common stock was $9.00 per share, and the public offering price of the Pre-Funded Warrants was $8.999 per share underlying each Pre-Funded Warrant. The Underwriters have agreed to purchase the Company’s stock from the Company pursuant to the Underwriting Agreement at a price of $8.46 and the Pre-Funded Warrants from the Company pursuant to the Underwriting Agreement at a price of $8.459 per share underlying each Pre-Funded Warrant. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,666,665 shares of common stock at the public offering price less the underwriting discounts and commissions. This option was not exercised during the thirty-day exercise period, and the option expired on February 2, 2024.

The Company received net proceeds from the public offering of approximately $93.5 million after deducting underwriting discounts and commissions and estimated offering expenses.

The Company and Novartis entered into a stock purchase agreement (“the 2023 Novartis Stock Purchase Agreement”) on December 28, 2023, for the sale and issuance of 2,145,002 shares of the Company’s common stock (the “Novartis Shares”) to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. In accordance with the terms and conditions of the 2023 Novartis Stock Purchase Agreement, the Company issued and sold the Novartis Shares to Novartis on January 3, 2024.

In February 2024, the Company announced that the joint steering committee with its collaborator Neurocrine selected a lead development candidate for the FA Program, which triggered a $5.0 million milestone payment to the Company. The Company expects to receive the $5.0 million during the first quarter of 2024.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant	10-K	4.1	03/14/2018	001-37625

4.2	Form of Pre-Funded Warrant	8-K	4.1	01/08/2024	001-37625

4.4	Description of Registrant’s Securities	10-K	4.4	03/03/2020	001-37625

10.1#	2014 Stock Option and Grant Plan and forms of award agreements thereunder	S-1/A	10.1	10/28/2015	333-207367

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.3†	Collaboration Agreement, by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015	S-1/A	10.3	11/06/2015	333-207367

10.4*	Termination Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.3	08/09/2019	001-37625

10.5*	Amended and Restated Option and License Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.4	08/09/2019	001-37625

10.6*	First Amendment to Amended and Restated Option and License Agreement with Genzyme Corporation, dated September 20, 2020	10-Q	10.1	11/09/2020	001-37625

10.7†	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.28	02/26/2019	001-37625

10.8	Amendment No. 1 to the Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated June 14, 2019	10-Q	10.5	08/09/2019	001-37625

10.09*	Option and License Agreement, by and between the Registrant and Pfizer Inc., dated October 1, 2021	10-Q	10.2	11/02/21	001-37625

10.10	Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated December 23, 2015	10-Q	10.6	05/12/2016	001-37625

10.11	First Amendment to the Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated June 1, 2018	8-K	10.2	06/05/2018	001-37625

10.12	Lease Agreement, by and between the Registrant and HCP/King 75 Hayden LLC, dated March 16, 2020	8-K	10.1	03/19/2020	001-37625

10.13	Form of Indemnification Agreement to be entered into between the Registrant and its directors	S-1/A	10.9	10/28/2015	333-207367

10.14	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers	S-1/A	10.10	10/28/2015	333-207367

10.15#	2015 Employee Stock Purchase Plan	S-1/A	10.12	10/28/2015	333-207367

10.16#	Amendment No. 1 to the 2015 Employee Stock Purchase Plan	10-K	10.21	03/14/2018	001-37625

10.17#	Retirement Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated May 20, 2019	8-K	10.1	05/21/2019	001-37625

10.18#	Employment Agreement, by and between the Registrant and Michael Higgins, dated May 19, 2021	8-K	10.2	05/19/2021	001-37625

10.19#	Employment Agreement, by and between the Registrant and Glenn Pierce, M.D., Ph.D., dated May 19, 2021	8-K	10.3	05/19/2021	001-37625

10.20#	Amendment No. 1 to Employment Agreement, by and between the Registrant and Glenn Pierce, dated June 7, 2021	8-K	10.1	06/08/2021	001-37625

10.21#	Employment Agreement, by and between the Registrant and Robert W. Hesslein, dated January 15, 2019	10-Q	10.5	05/07/2019	001-37625

10.22#	Amended and Restated Employment Agreement, by and between the Registrant and Robin Swartz, effective as of February 7, 2022	8-K	10.2	02/03/2022	001-37625

10.23#	Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated June 28, 2019	10-Q	10.6	08/09/2019	001-37625

10.24#	Amendment No. 1 to the Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated September 16, 2019	10-Q	10.2	11/06/2019	001-37625

10.25#	Consulting Agreement by and between the Registrant and Alfred Sandrock, effective as of February 7, 2022	8-K	10.1	02/03/2022	001-37625

10.26#	Form of Non-Qualified Stock Option Agreement for Inducement	10-K	10.27	02/26/2019	001-37625

10.27#	Form of Restricted Stock Unit Agreement for Inducement	10-K	10.33	02/26/2019	001-37625

10.28	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated November 8, 2022	S-3	1.2	11/08/2022	333-268240

10.29*	Consulting Agreement by and between the Registrant and Alfred Sandrock, effective as of February 7, 2022	8-K	10.1	02/03/2022	001-37625

10.30*	Option and License Agreement by and between the Registrant and Novartis Pharma AG, dated March 4, 2022	10-K	10.36	03/07/2023	001-37625

10.31#	Employment Agreement, by and between the Registrant and Alfred Sandrock, M.D., Ph.D., effective as of March 22, 2022.	8-K	10.1	03/22/2022	001-37625

10.32#	Consulting Agreement by and between the Registrant and Glenn Pierce, M.D., Ph.D., effective as of June 6, 2022	8-K	10.1	06/07/2022	001-37625

10.33	Employment Agreement by and between the Registrant and Peter Pfreundschuh, effective as of September 7, 2022	8-K	10.1	09/07/2022	001-37625

10.34	Second Amended and Restated Employment Agreement by and between the Registrant and Todd Carter, Ph.D., effective as of September 7, 2022	8-K	10.2	09/07/2022	001-37625

10.35*	Patent and Know-How License between the Registrant and Touchlight IP Limited, dated as of November 3, 2022	10-K	10.43	03/07/2023	001-37625

10.36	Stock Purchase Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023	10-K	10.44	03/07/2023	001-37625

10.37*	Collaboration and License Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023	10-K	10.45	03/07/2023	001-37625

10.38	Amended and Restated Investor Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023	10-K	10.46	03/07/2023	001-37625

10.39#	Transition, Separation and Release of Claims Agreement, by and between the Company and Robert W. Hesslein, dated February 22, 2023.	8-K	10.1	02/23/2023	001-37625

10.40	Consulting Agreement, by and between the Registrant and Robert W. Hesslein, dated April 28, 2023	10-Q	10.5	03/31/2023	001-37625

10.41#	Employment Agreement by and between the Registrant and Jacquelyn Fahey Sandell, effective as of July 5, 2023	8-K	10.1	07/10/2023	001-37625

10.42	First Amendment to Lease Agreement, by and between Registrant and LS 75 Hayden, LLC, dated August 11, 2023.	8-K	10.1	08/16/2023	001-37625

10.43*	License and Collaboration Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023					X

10.44	Stock Purchase Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023					X

10.45	Investor Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023					X

10.46	Amendment No. 2 to the Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated June 27, 2022					X

10.47	Amendment No. 3 to the Consulting Agreement, by and between the Registrant and Dinah Sah, Ph.D., dated May 1, 2023					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).	X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.	X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.	X

97.1	Compensation Recovery Policy	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.	X

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Presentation Link Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: February 28, 2024	VOYAGER THERAPEUTICS, INC.
	By:	/s/ Alfred Sandrock, M.D., Ph.D.
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

Name	Title	Date

/s/Alfred Sandrock, M.D., Ph.D.	Chief Executive Officer, President, and Director	February 28, 2024
Alfred Sandrock, M.D., Ph.D.	(Principal Executive Officer)

/s/Peter P. Pfreundschuh	Chief Financial Officer	February 28, 2024
Peter P. Pfreundschuh	(Principal Financial and Accounting Officer)

/s/Michael Higgins	Director (Chairman of the Board)	February 28, 2024
Michael Higgins

/s/Grace E. Colón, Ph.D.	Director	February 28, 2024
Grace E. Colón, Ph.D.

/s/Jim Geraghty	Director	February 28, 2024
Jim Geraghty

/s/Steven Hyman, M.D.	Director	February 28, 2024
Steven Hyman, M.D.

/s/Catherine J. Mackey, Ph.D.	Director	February 28, 2024
Catherine J. Mackey, Ph.D.

/s/Jude Onyia, Ph.D.	Director	February 28, 2024
Jude Onyia, Ph.D.

/s/Glenn Pierce, M.D., Ph.D.	Director	February 28, 2024
Glenn Pierce, M.D., Ph.D.

/s/George Scangos, Ph.D.	Director	February 28, 2024
George Scangos, Ph.D.

/s/Nancy Vitale	Director	February 28, 2024
Nancy Vitale