Form 10-Q
period 2024-03-31
Voyager Therapeutics, Inc.
filed 2024-05-13
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 8, 2024 was 54,393,628.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform and our vectorized antibody platform, our proprietary antibody program, and our gene therapy and vectorized antibody programs;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG, or Novartis, and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);

●	our planned clinical trials and ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, or IND, applications for our programs;

●	our estimates regarding revenue, expenses, contingent liabilities, future revenues, existing cash resources, capital requirements and cash runway;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

These forward-looking statements are only predictions, and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024, particularly in “Part I, Item 1A — Risk Factors,” and, if applicable, our Quarterly Reports on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, strategic collaborations, licenses, joint ventures or investments we may make.

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

We obtained the statistical and other industry and market data in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to the Quarterly Report on Form 10-Q from our own internal estimates and research, as well as from industry and general publications and research, surveys, studies and trials conducted by third parties. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, while we believe the market opportunity information included in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to the Quarterly Report on Form 10-Q is reliable and is based upon reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and in the documents we have filed as exhibits to the Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We own various U.S. federal trademark registrations and applications and unregistered trademarks, including our corporate logo. This Quarterly Report on Form 10-Q and the documents filed as exhibits to the Quarterly Report on Form 10-Q contain references to trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q and the information incorporated herein, including logos, artwork, and other visual displays, that may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks or trade names. We do not intend our use or display of other companies’ trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference into this Quarterly Report on Form 10-Q and the documents filed as exhibits to the Quarterly Report on Form 10-Q are the property of their respective owners.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$143,078	$68,802
Marketable securities, current	256,490	162,073
Accounts receivable	837	80,150
Related party collaboration receivable	2,620	3,341
Prepaid expenses and other current assets	6,112	5,318
Total current assets	409,137	319,684
Property and equipment, net	17,381	16,494
Deposits and other non-current assets	2,890	1,593
Marketable securities, non-current	980	—
Operating lease, right-of-use assets	39,204	13,510
Total assets	$469,592	$351,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,579	$1,604
Accrued expenses	7,595	16,823
Other current liabilities	5,940	3,200
Deferred revenue, current	51,439	42,881
Total current liabilities	72,553	64,508
Deferred revenue, non-current	13,157	32,359
Other non-current liabilities	42,996	18,094
Total liabilities	128,706	114,961
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2024 and December 31, 2023; 54,318,133 and 44,038,333 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	54	44
Additional paid-in capital	613,850	497,506
Accumulated other comprehensive loss	(506)	(48)
Accumulated deficit	(272,512)	(261,182)
Total stockholders’ equity	340,886	236,320
Total liabilities and stockholders’ equity	$469,592	$351,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Collaboration revenue	$19,516	$150,480
Operating expenses:
Research and development	27,092	18,568
General and administrative	8,607	9,028
Total operating expenses	35,699	27,596
Operating (loss) income	(16,183)	122,884
Other income:
Interest income	4,867	1,864
Total other income	4,867	1,864
(Loss) income before income taxes	(11,316)	124,748
Income tax provision	14	704
Net (loss) income	$(11,330)	$124,044
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(458)	87
Total other comprehensive (loss) income	(458)	87
Comprehensive (loss) income	$(11,788)	$124,131
Net (loss) income per share, basic	$(0.20)	$3.05
Net (loss) income per share, diluted	$(0.20)	$2.94
Weighted-average common shares outstanding, basic	57,117,046	40,632,087
Weighted-average common shares outstanding, diluted	57,117,046	42,161,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-In	(Loss)	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	59,020
Exercises of vested stock options	51,993	—	185	—	—	185
Vesting of restricted stock units	374,417	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized gain on available-for-sale securities, net of tax	—	—	—	87	—	87
Net income	—	—	—	—	124,044	124,044
Balance at March 31, 2023	43,435,889	$43	$486,518	$(132)	$(269,468)	$216,961

Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of vested stock options	32,500	—	78	—	—	78
Vesting of restricted stock units	324,520	—	—	—	—	—
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(11,330)	(11,330)
Balance at March 31, 2024	54,318,133	$54	$613,850	$(506)	$(272,512)	$340,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flow from operating activities
Net (loss) income	$(11,330)	$124,044
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	3,573	2,558
Depreciation	1,196	1,075
Amortization of premiums and discounts on marketable securities	(1,931)	(17)
Loss on disposal of fixed assets	59	44
Changes in operating assets and liabilities:
Accounts receivable	79,313	(25,000)
Related party collaboration receivable	721	(71)
Prepaid expenses and other current assets	(794)	1,411
Operating lease, right-of-use asset	1,057	469
Other non-current assets	(15)	—
Accounts payable	5,975	1,132
Accrued expenses	(9,305)	(122)
Operating lease liabilities	891	(683)
Deferred revenue	(10,643)	18,725
Net cash provided by operating activities	58,767	123,565
Cash flow from investing activities
Purchases of property and equipment	(2,141)	(509)
Purchases of marketable securities	(203,852)	—
Proceeds from sales and maturities of marketable securities	109,928	15,000
Net cash (used in) provided by investing activities	(96,065)	14,491
Cash flow from financing activities
Proceeds from the exercise of stock options	78	185
Proceeds from the issuance of common stock in connection with the underwritten public offering	93,473	—
Proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	19,305	—
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	—	31,121
Net cash provided by financing activities	112,856	31,306
Net increase in cash, cash equivalents, and restricted cash	75,558	169,362
Cash, cash equivalents, and restricted cash, beginning of period	70,395	100,474
Cash, cash equivalents, and restricted cash, end of period	$145,953	$269,836
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$—	$109
Operating lease right-of-use asset obtained in exchange for operating lease liability	$26,751	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. The Company’s pipeline includes programs for Alzheimer’s disease; amyotrophic lateral sclerosis; Parkinson’s disease, and multiple other diseases of the central nervous system. Many of the Company’s programs are derived from its TRACER™ adeno-associated virus (“AAV”) capsid discovery platform, which the Company has used to generate novel capsids (“TRACER Capsids”) and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. Some of the Company’s programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease; Novartis Pharma AG, (“Novartis”); and Neurocrine Biosciences, Inc. (“Neurocrine”).

The Company has a history of incurring annual net operating losses. As of March 31, 2024, the Company had an accumulated deficit of $272.5 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities, funding from fees, option exercise payments, and milestone payments, and cost reimbursements associated with its prior and ongoing collaborations and license agreements.

As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $400.5 million. Based upon the Company’s current operating plans, the Company expects that its existing cash, cash equivalents, and marketable securities at March 31, 2024 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary as disclosed in Note 2, under the heading “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, incremental borrowing rate for leases, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2024	(in thousands)
Money market funds included in cash and cash equivalents	$49,444	$49,444	$—	$—
Marketable securities:
U.S. Treasury notes	24,486	24,486	—	—
U.S. Government agency securities	138,191	138,191	—	—
Corporate bonds	88,983	—	88,983	—
Commercial paper	4,830	—	4,830	—
Total money market funds and marketable securities	$305,934	$212,121	$93,813	$—
December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$65,589	$—	$—
Marketable securities:
U.S. Treasury notes	103,044	103,044	—	—
U.S. Government agency securities	31,075	31,075	—	—
Corporate bonds	23,970	—	23,970	—
Commercial paper	3,985	—	3,985	—
Total money market funds and marketable securities	$227,663	$199,708	$27,955	$—

The Company measures the fair value of money market funds, U.S. Treasury notes, and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, corporate bonds and commercial paper, based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at March 31, 2024 and December 31, 2023:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of March 31, 2024
Money market funds included in cash and cash equivalents	$49,444	$—	$—	$49,444
Marketable securities:
U.S. Treasury notes	24,540	—	(54)	24,486
U.S. Government agency securities	138,285	7	(101)	138,191
Corporate bonds	89,207	11	(235)	88,983
Commercial paper	4,829	1	—	4,830
Total money market funds and marketable securities	$306,305	$19	$(390)	$305,934
As of December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	—	—	$65,589
Marketable securities:
U.S. Treasury notes	102,966	81	(3)	103,044
U.S. Government agency securities	31,068	10	(3)	31,075
Corporate bonds	23,975	2	(7)	23,970
Commercial paper	3,985	—	—	3,985
Total money market funds and marketable securities	$227,583	$93	$(13)	$227,663

The Company had $1.0 million in marketable securities as of March 31, 2024 with a contractual maturity of greater than one year. All other marketable securities have a contractual maturity of one year or less.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company held $230.7 million and $44.2 million marketable securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, respectively. The unrealized losses at March 31, 2024 and December 31, 2023 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$143,078	$268,321
Restricted cash included in deposits and other non-current assets	2,875	1,515
Total cash, cash equivalents, and restricted cash	$145,953	$269,836

5. Accrued expenses

Accrued expenses as of March 31, 2024 and December 31, 2023 consist of the following:

	As of March 31,	As of December 31,
	2024	2023

	(in thousands)
Research and development costs	$2,914	$5,225
Employee compensation costs	2,248	6,614
Accrued goods and services	1,838	4,229
Professional services	595	755
Total	$7,595	$16,823

6. Lease obligation

Operating Leases

As of March 31, 2024, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031 and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

On August 11, 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space through January 31, 2031. The Company received $1.8 million of leasehold improvement incentives associated with the First Amendment. The Company gained control of the space on February 1, 2024 and recorded a $26.7 million right-of-use asset and a $26.7 million operating lease liability, accordingly, which reflect the leasehold improvement incentive.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $2.9 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash and are included in deposits and other non-current assets in the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, the Company incurred lease expenses of $1.7 million and $0.9 million, respectively, for operating leases. As of March 31, 2024, the weighted average remaining lease term was 5.5 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.9%.

7. Commitments, contingencies and other liabilities

As of March 31, 2024 and December 31, 2023, other current and non-current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2024	2023

	(in thousands)
Other current liabilities
Lease liability	5,940	3,200
Total other current liabilities	$5,940	$3,200

Other non-current liabilities
Lease liability	$41,995	$17,093
Other	1,001	1,001
Total other non-current liabilities	$42,996	$18,094

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement provides that the Company repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability in the condensed consolidated balance sheet.

Litigation

The Company was not a party to any material legal matters or claims as of March 31, 2024, or December 31, 2023. The Company did not have contingency reserves established for any litigation liabilities as of March 31, 2024, or December 31, 2023.

8. Significant agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2023 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no material changes to the Company’s collaboration agreements or option and license agreements and no new collaboration or license agreements. The Company recorded collaboration revenue of $19.5 million and $150.5 million during the three months ended March 31, 2024 and 2023, respectively.

2023 Neurocrine Collaboration Agreement

In the three months ended March 31, 2024, the Company revised its estimate of research services expected to be performed under the collaboration and license agreement with Neurocrine entered into in January 2023 (the “2023 Neurocrine Collaboration Agreement”). The change in estimate resulted in additional revenue recognized of approximately $7.3 million in the three months ended March 31, 2024.

2023 Novartis Stock Purchase Agreement

Under the stock purchase agreement entered into in December 2023 (the “2023 Novartis Stock Purchase Agreement”), Novartis purchased 2,145,002 shares of common stock of the Company (the “Novartis Shares”) for an aggregate purchase price of approximately $20.0 million. The issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement in January 2024 resulted in a premium of $0.7 million. The premium was allocated to the development and commercialization licenses granted to Novartis for two programs pursuant to the license and collaboration agreement with Novartis entered into in December 2023 and was recognized as collaboration revenue during the first quarter of 2024, upon the issuance of the Novartis Shares under the 2023 Novartis Stock Purchase Agreement.

2019 Neurocrine Collaboration Agreement

In February 2024, the Company announced that the joint steering committee with Neurocine selected a lead development candidate for the gene therapy program for Friedreich’s ataxia (the “FA Program”) under the collaboration and license agreement with Neurocrine entered into in January 2019 (the “2019 Neurocrine Collaboration Agreement”), which triggered a $5.0 million milestone payment to the Company that was received in the first quarter of 2024. The Company included the $5.0 million that had previously been constrained in the transaction price allocated to the FA performance obligation in the three months ended March 31, 2024, accordingly, which resulted in a cumulative catch-up adjustment to collaboration revenue of $4.4 million.

Related Party Collaboration Receivable

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities for the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement during the three months ended March 31, 2024:

	Balance at			Balance at
	December 31, 2023	Additions	Deductions	March 31, 2024

	(in thousands)
Related party collaboration receivables	$3,341	$7,340	$(8,061)	$2,620
Contract liabilities:
Deferred revenue	$75,240	$586	$(11,230)	$64,596

The change in the related party collaboration receivable balance for the three months ended March 31, 2024 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, for the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the period includes the recording of $0.6 million of deferred revenue during the first quarter of 2024 related to the fixed transaction price allocation increase for the FA Program, offset by $11.2 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Research and development	$1,280	$863
General and administrative	2,293	1,695
Total stock-based compensation expense	$3,573	$2,558

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Stock options	$2,408	$1,663
Restricted stock awards and units	1,090	841
Employee stock purchase plan awards	75	54
Total stock-based compensation expense	$3,573	$2,558

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the three months ended March 31, 2024 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	1,370,897	$6.65
Granted	696,908	$7.63
Vested	(324,520)	$5.75
Forfeited	(23,947)	$6.42
Unvested restricted stock units as of March 31, 2024	1,719,338	$7.22

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. Restricted stock units granted by the Company typically vest in equal amounts, annually over three years. All of the restricted stock units granted in the three months ended March 31, 2024 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units and awards was $1.1 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $10.9 million, which is expected to be recognized over the remaining average vesting period of 2.4 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2024:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	7,425,444	$8.52
Granted	1,747,626	$7.68
Exercised	(32,500)	$4.91
Cancelled or forfeited	(230,974)	$12.28
Outstanding at March 31, 2024	8,909,596	$8.27	7.8	$17,875
Exercisable at March 31, 2024	3,880,357	$9.04	6.2	$8,728

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $23.2 million which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

10. Net (loss) income per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to include them would be anti-dilutive:

	As of March 31,
	2024	2023
Unvested restricted common stock awards	22,500	45,000
Unvested restricted common stock units	1,719,338	1,336,159
Outstanding stock options	8,909,596	7,360,745
Total	10,651,434	8,741,904

Basic net (loss) income and diluted weighted-average shares outstanding are as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Numerator:
Net (loss) income (in thousands)	$(11,330)	$124,044
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	57,117,046	40,632,087
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding-basic	57,117,046	40,632,087
Common stock options and restricted stock units	—	1,529,239
Weighted average shares outstanding-diluted	57,117,046	42,161,326

Net (loss) income per share, basic:	$(0.20)	$3.05
Net (loss) income per share, diluted:	$(0.20)	$2.94

The pre-funded warrants issued in connection with the underwritten public offering discussed in Note 11 are included in basic and diluted weighted average shares outstanding for the three months ended March 31, 2024.

11. Underwritten public offering

On January 4, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc. and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering of 7,777,778 shares of the Company’s common stock, par value $0.001 per share, and, in lieu of common stock to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,333,333 shares of common stock. The Underwriters agreed to purchase the Company’s stock from the Company pursuant to the Underwriting Agreement at a price of $8.46 and the Pre-Funded Warrants from the Company pursuant to the Underwriting Agreement at a price of $8.459 per share underlying each Pre-Funded Warrant. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 1,666,665 shares of common stock at the public offering price less the underwriting discounts and commissions. This option was not exercised and expired on February 2, 2024.

On January 9, 2024, the Company issued 7,777,778 shares of common stock and 3,333,333 Pre-Funded Warrants for net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses pursuant to the underwritten public offering. The Pre-Funded Warrants met the equity classification guidance and therefore are classified as stockholders’ equity.

12. Related-party transactions

During the three months ended March 31, 2024, the Company received scientific advisory board and other scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three months ended March 31, 2024 and 2023, was $150,000 and $199,800, respectively.

Under each of the Company’s collaboration agreements with Neurocrine, the Company and Neurocrine have agreed to conduct research, development, and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivables. As of March 31, 2024, the Company had approximately $1.2 million and $1.4 million in related party collaboration receivables associated with the 2019 Neurocrine Collaboration Agreement and 2023 Neurocrine Collaboration Agreement, respectively.

13. Subsequent Events

In April 2024, the Company announced that the joint steering committee with Neurocrine selected a development candidate for the glucocerebrosidase 1 gene therapy program for Parkinson’s disease and other GBA1-mediated diseases under the 2023 Neurocrine Collaboration Agreement (the “GBA1 program”). The joint steering committee selection of a development candidate for the GBA1 Program triggered a $3.0 million milestone payment to the Company. The Company expects to receive the $3.0 million during the second quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or the SEC, on February 28, 2024.

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

The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A,"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of our Quarterly Reports on Form 10-Q, that could cause actual future results or events to differ materially from the forward-looking statements that we make. Additional risk factors may be identified from time to time in our future filings with the SEC.

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

Overview

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; amyotrophic lateral sclerosis, or ALS; Parkinson’s disease; and multiple other diseases of the central nervous system, or CNS. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; and Neurocrine Biosciences, Inc., or Neurocrine.

We focus on leveraging our expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the genetic medicine and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, and therefore providing clinically meaningful impact to patients. We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline programs include an anti-tau antibody for AD; a superoxide dismutase 1, or SOD1, silencing gene therapy for ALS; and a tau silencing gene therapy for AD. We identified a lead development candidate for our anti-tau antibody program in the first quarter of 2023, which we refer to as VY-TAU01. We submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, for VY-TAU01 in March 2024 and we have obtained clearance of the IND. We expect to dose the first subject in a planned Phase 1a single ascending dose, or SAD, trial of VY-TAU01 in healthy volunteers in the coming weeks. We also expect to initiate a

Phase 1b multiple ascending dose, or MAD, trial of VY-TAU01 in patients with early AD in 2025, which has the potential to generate initial data for slowing the spread of pathological tau via tau positron emission tomography, or PET, imaging in 2026. We identified a lead development candidate for the SOD1 silencing gene therapy program in the fourth quarter of 2023, which we refer to as VY9323, and we expect to submit the IND application for this program in mid-2025. We promoted our tau silencing gene therapy program to a prioritized program in the first quarter of 2024, based on preclinical data demonstrating robust reductions in tau messenger RNA, or mRNA, in a murine model, and we anticipate submission of an IND in 2026. Our proprietary pipeline also includes an early research initiative to develop a gene therapy for the treatment of AD. This program seeks to combine a vectorized anti-amyloid antibody with a TRACER Capsid.

We are also working with our collaboration partners on multiple programs. In January 2019 and January 2023, we entered into collaboration and license agreements with Neurocrine. Under our agreements with Neurocrine, we are actively advancing two later preclinical stage programs: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, or the GBA1 Program, and a frataxin, or FXN, gene therapy program for Friedreich’s ataxia, or the FA Program. Pursuant to such agreements, we are also working with Neurocrine on five early-stage programs for the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets. We have also entered into agreements with licensees including Novartis and Alexion to license or to provide options to receive exclusive licenses to certain TRACER Capsids. In December 2023, we entered into a license and collaboration agreement with Novartis to provide Novartis certain rights regarding the development of potential gene therapy product candidates for the treatment of spinal muscular atrophy and to collaborate with Novartis to develop gene therapy product candidates for the treatment of Huntington’s disease. The joint steering committee with Neurocrine selected a development candidate for the FA Program in February 2024, and we and Neurocrine expect the FA Program to advance into first-in-human clinical trials in 2025. The joint steering committee’s selection of a development candidate for the FA Program triggered a $5.0 million milestone payment to us, which we received in March 2024. The joint steering committee with Neurocrine also selected a development candidate for the GBA1 Program in April 2024, and we and Neurocrine expect to file an IND application with the FDA for the GBA1 Program in 2025. The joint steering committee’s selection of a development candidate for the GBA1 Program triggered a $3.0 million milestone payment to us, which we expect to receive during the second quarter of 2024.

All of the gene therapies in our wholly-owned and collaborative pipeline leverage novel capsids derived from our TRACER™ Capsid discovery platform. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier and enhanced CNS tropism in multiple species, including non-human primates, or NHPs.

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

Our Treatment Approach

We have maintained a long-standing focus on developing proprietary and complimentary approaches to disrupt the progression of tau pathology believed to be central to AD and other tauopathies. A reduction of toxic tau aggregates may slow disease progression and cognitive decline in these diseases. We selected VY-TAU01 as our lead humanized anti-tau antibody candidate to advance against AD. We believe VY-TAU01 is differentiated from other anti-tau antibodies based on the epitope, or the part of a foreign protein or antigen that is capable of generating an immune response, it targets: VY-TAU01 targets an epitope which is located in the C-terminal, rather than the N-terminal, mid-domain, or microtubule binding region of the tau protein.

Preclinical Studies

As previously reported, our C-terminal targeting anti-tau antibody blocked the seeding/propagation of filamentous tau and demonstrated substantial reduction of induced tau pathology in a mouse model. In March 2023, we presented data at the Alzheimer's and Parkinson's Diseases, or AD/PD, 2023 Conference highlighting the differentiating characteristics resulting in the selection of lead candidate VY-TAU01. In March 2024, we presented data at the AD/PD 2024 Conference demonstrating VY-TAU01 was well-tolerated, and its serum pharmacokinetic profile was as expected in an NHP study.

Program Status

In January 2023, we selected VY-TAU01 as our lead humanized anti-tau antibody candidate to advance against AD. We submitted an IND application for VY-TAU01 to the FDA in March 2024, and we have obtained clearance of the IND. We expect to dose the first subject in a planned Phase 1a SAD trial in healthy volunteers in the coming weeks. A Phase 1b MAD trial in subjects with early AD is expected to be initiated in 2025. The MAD trial has the potential to generate initial data for slowing the spread of pathological tau via tau PET imaging in 2026.

SOD1 Silencing Gene Therapy Program for the Treatment of ALS (VY9323)

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

Our Treatment Approach

We believe that a therapeutic delivering a vectorized highly potent siRNA construct via intravenous administration of an AAV gene therapy may enable broad CNS knockdown of SOD1, which could potentially slow the decline of functional ability in ALS patients with the SOD1 mutation. We have selected a potent, specific vectorized siRNA transgene targeting SOD1, delivered using a novel TRACER Capsid. We believe that a Phase 1 clinical trial to demonstrate reductions in SOD1 in the cerebrospinal fluid and in neurofilament light chain in the plasma could provide evidence of target engagement and the attenuation of motor neuron loss, respectively.

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

Program Status

We have identified a potent and specific vectorized siRNA transgene that resulted in substantially extended lifespan and motor function when delivered using a BBB-penetrant capsid in a mouse model. In December 2023, we selected VY9323 as our lead development candidate for our SOD1 program. We plan to submit an IND application to the FDA in mid-2025 for VY9323 and to initiate a Phase 1 clinical trial of VY9323 in subjects with SOD1 ALS for the program as soon as possible thereafter. We expect to evaluate the safety and biological activity of VY9323 in this Phase 1 trial.

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

Our Treatment Approach

We have maintained a long-standing focus on developing proprietary and complimentary approaches to disrupt the progression of tau pathology believed to be central to AD and other tauopathies. A reduction of toxic tau aggregates may slow disease progression and cognitive decline in these diseases. In addition to our aforementioned anti-tau antibody program, we are advancing a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized siRNA, specifically targeting tau mRNA.

Preclinical Studies

In March 2024, we presented data at the AD/PD 2024 Conference demonstrating that a single intravenous administration of our tau silencing gene therapy in mice expressing human tau resulted in broad AAV distribution across multiple brain regions and dose-dependent reductions in tau mRNA levels of up to 90%, which were associated with robust reductions in human tau protein levels across the brain.

Program Status

In the first quarter of 2024, we promoted the tau silencing gene therapy program to a prioritized program on our wholly-owned pipeline, based on its demonstration on in vivo proof-of-concept and expected advancement to IND within two to three years. We are evaluating the optimal combination of payload and capsid for this program, to enable selection of a development candidate. We expect to file an IND in 2026.

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

Collaboration Programs

Friedreich’s Ataxia Program: VY-FXN01 (2019 Neurocrine Collaboration)

Disease Overview

Friedreich’s ataxia is a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. The typical age of onset is 10 to 12 years, and life expectancy is severely reduced with patients generally dying of neurological and cardiac complications between the ages of 35 and 45. According to the Friedreich’s Ataxia Research Alliance, there are approximately 4,000 patients living with the disease in the United States. While one treatment for Friedreich’s ataxia has recently been approved by the FDA, we believe there remains a significant unmet need.

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

Our Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. In February 2024, the joint steering committee with Neurocrine selected a development candidate combining an FXN gene replacement payload with a novel TRACER Capsid for its FA Program and we and Neurocrine expect to advance the FA Program into first-in-human clinical trials in 2025. The selection of a lead development candidate triggered a $5.0 million milestone payment to us, which we received in March 2024.

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

Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, we are developing gene therapy products directed to the gene that encodes GBA1 for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program. The GBA1 Program is currently in preclinical development. In April 2024, the joint steering committee with Neurocrine selected a development candidate for the GBA1 Program and we and Neurocrine expect to file an IND application with the FDA for the GBA1 Program in 2025. Selection of the development candidate triggered a $3.0 million milestone payment, which we expect to receive in the second quarter of 2024.

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

Program Status

On December 28, 2023, or the 2023 Novartis Collaboration Agreement Effective Date, we entered into a license and collaboration agreement with Novartis, or the 2023 Novartis Collaboration Agreement. Under the 2023 Novartis Collaboration Agreement, we and Novartis have agreed to collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease, which we refer to as the Novartis HD Program. The Novartis HD Program is currently in preclinical development. From and after the first IND application filing for the Novartis HD Program, we and Novartis have agreed that Novartis will assume sole responsibility for the development and commercialization of gene therapy products and product candidates under the Novartis HD Program, including all further preclinical and clinical development and any commercialization of the Novartis HD Program products and product candidates.

Collaboration Programs and Licensing Agreements

2023 Novartis Collaboration Agreement

On the 2023 Novartis Collaboration Agreement Effective Date, as described above we entered into the 2023 Novartis Collaboration Agreement, with Novartis to (a) provide rights to Novartis with respect to certain TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy, or the Novartis SMA Program, and (b) collaborate to develop AAV gene therapy products and product candidates under the Novartis HD Program, in each case, leveraging TRACER Capsids and other intellectual property controlled by us.

Under the 2023 Novartis Collaboration Agreement, Novartis paid us an upfront payment of $80.0 million. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $200.0 million for the Novartis SMA Program and up to an aggregate of $225.0 million for the Novartis HD Program, in each case for the first corresponding product to achieve the corresponding milestone. We are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $400.0 million for the Novartis SMA Program and up to an aggregate of $375.0 million for the Novartis HD Program and (b) tiered, escalating royalties in the high single-digit to low double-digit percentages of annual net sales of the Novartis SMA Program Products and the Novartis HD Program Products. The royalties are subject to potential customary reductions, including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits. For a further description of the 2023 Novartis Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “2023 Novartis Collaboration Agreement.”

2023 Novartis Stock Purchase Agreement

We and Novartis also entered into a stock purchase agreement on December 28, 2023, or the 2023 Novartis Stock Purchase Agreement, for the sale and issuance of 2,145,002 shares of our common stock, or the Novartis Shares, to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. In accordance with the terms and conditions of the 2023 Novartis Stock Purchase Agreement, we issued and sold the Novartis Shares to Novartis on January 3, 2024, or the 2023 Novartis Investment Closing Date.

2023 Novartis Investor Agreement

We and Novartis also entered into an investor agreement on December 28, 2023, or the 2023 Novartis Investor Agreement, which became effective as of the 2023 Novartis Investment Closing Date, providing for standstill and lock-up restrictions.

Pursuant to the terms of the 2023 Novartis Investor Agreement, Novartis has agreed not to, without the prior written approval of us and subject to specified conditions, directly or indirectly acquire shares of our outstanding common stock, publicly seek or propose a tender or exchange offer or merger between the parties, solicit proxies or consents to vote any voting securities that we have issued, or undertake other specified actions related to the potential acquisition of additional equity interests in us. Further, Novartis has also agreed not to, and to cause its affiliates not to sell or transfer any of the Novartis Shares without our prior approval, subject to specified conditions.

2022 Novartis Option and License Agreement

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

Under the terms of the 2022 Novartis Option and License Agreement, Novartis paid us an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed programs targeting specified genes, or the Initial Novartis Targets. With Novartis’ option exercise on two Initial Novartis Targets, we received a $25.0 million option exercise payment in April 2023, and are eligible to receive associated potential development, regulatory, and commercial milestone payments, as well as mid- to high-single-digit tiered royalties based on net sales of products containing the corresponding Novartis Payload, or the Novartis Licensed Products, incorporating the Novartis Licensed Capsids.

The two Initial Novartis Targets licensed are distinct from targets in our wholly-owned and partnered pipeline. In addition, during the research term, Novartis retains the right to expand the agreement to include options to license capsids for up to two other targets, or the Additional Novartis Targets, subject to their availability, for a fee of $18.0 million per Additional Novartis Target. Under such an expansion, we would be eligible to receive a $12.5 million license option exercise fee for each Additional Novartis Target exercised, as well as future potential milestone payments per Additional Novartis Target and tiered mid- to high-single digit royalties on the Novartis Licensed Products incorporating the Novartis Licensed Capsids.

Novartis elected not to license a capsid for one Initial Novartis Target under the 2022 Novartis Option and License Agreement prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that we granted to Novartis in connection with this Initial Novartis Target has terminated, the research term for this Initial Novartis Target has expired, and we are no longer eligible to receive development, regulatory, and commercial milestone payments or royalties in connection with this Initial Novartis Target. All capsid rights with respect to that Initial Novartis Target have returned to us. For a further description of the 2022 Novartis Option and License Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “2022 Novartis Option and License Agreement.”

2023 Neurocrine Collaboration Agreement

In January 2023, we entered into a collaboration agreement, or the 2023 Neurocrine Collaboration Agreement, with Neurocrine for the research, development, manufacture and commercialization of certain of our AAV gene therapy products. Under the 2023 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2023 Neurocrine Programs: the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs.

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million as consideration for an equity purchase of 4,395,588 shares of our common stock in February 2023. The 2023 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2023 Collaboration Products, under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program.

Neurocrine has also agreed to pay us tiered royalties, based on future net sales of the 2023 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from (a) for the GBA1 Program, the low double-digits to twenty and the high single-digits to mid-teens, respectively, and (b) for each 2023 Discovery Program, high single-digits to mid-teens and mid-single digits to low double-digits, respectively. On a country-by-country and 2023 Neurocrine Program-by-2023 Neurocrine Program basis, the parties have agreed royalty payments would commence on the first commercial sale of a 2023 Collaboration Product in such country and terminate upon the latest of (x) the expiration, invalidation or the abandonment of the last patent covering the composition of the 2023 Collaboration Product or its approved method of use in such country, (y) ten years from the first commercial sale of the 2023 Collaboration Product in such country and (z) the expiration of regulatory exclusivity in such country, or the 2023 Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patent rights related to a 2023 Collaboration Product, approval of biosimilar products in a given country, or required payment of licensing fees to third parties related to the development and commercialization of any 2023 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to a fully-paid, perpetual, irrevocable royalty-free license on a country-by-country and 2023 Collaboration Product-by-2023 Collaboration Product basis upon the expiration of the 2023 Royalty Term applicable to the 2023 Collaboration Product in such country.

The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023. On February 23, 2023, we received the upfront payment, and the shares of our common stock were issued and sold to Neurocrine pursuant to the applicable stock purchase agreement. For a further description of the 2023 Neurocrine Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “2023 Neurocrine Collaboration Agreement.”

2019 Neurocrine Collaboration

In January 2019, we entered into the 2019 Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program; the FA Program, and two other undisclosed programs, which we refer to as the 2019 Discovery Programs.

Under the terms of the 2019 Neurocrine Collaboration Agreement, Neurocrine has paid us an upfront payment of $115.0 million. In connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2019 Collaboration Products, under (a) the FA Program of up to $195.0 million, and (b) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program.

Neurocrine has also agreed to pay us royalties, based on future net sales of the 2019 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range (a) for the FA Program, from the low-teens to high-teens and high-single digits to mid-teens, respectively; and (b) for each 2019 Discovery Program, from the high-single digits to mid-teens and mid-single digits to low-teens, respectively. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a 2019 Collaboration Product and terminate on the later of (x) the expiration of the last patent covering the 2019 Collaboration Product or its method of use in such country, (y) 10 years from the first commercial sale of the 2019 Collaboration Product in such country and (z) the expiration of regulatory exclusivity in such country, or the 2019 Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patent rights related to a 2019 Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any 2019 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the 2019 Royalty Term applicable to such 2019 Collaboration Product in such country. For a further description of the 2019 Neurocrine Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “2019 Neurocrine Collaboration Agreement.”

Other License Agreements

Alexion License Agreement

In October 2021, we entered into an option and license agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, pursuant to which we granted Pfizer options to receive an exclusive license, or the Pfizer License Options, to certain TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified Pfizer transgenes, or Pfizer Transgenes. Effective as of September 30, 2022, Pfizer exercised a Pfizer License Option with respect to a capsid for the specified Pfizer Transgene for potential treatment of a rare neurological disease. In connection with the exercise of the Pfizer License Option for a rare neurological disease, we granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the corresponding Pfizer Transgene, or the Pfizer Licensed CNS Products. Pfizer did not exercise its option to license a capsid for the potential treatment of a cardiovascular disease. As result, Pfizer’s right to exercise a Pfizer License Option for a cardiovascular disease has terminated in accordance with the terms of the Pfizer Agreement and all rights to capsids for that cardiovascular disease have reverted to us.

Effective upon the closing of the transaction on September 20, 2023, Alexion, AstraZeneca Rare Disease, or Alexion, acquired all of Pfizer’s rights under the Pfizer Agreement and became the successor-in-interest to Pfizer thereunder. We refer to the Pfizer Agreement following the acquisition, as the Alexion Agreement. The acquisition does not impact the material terms of the option and license agreement.

Under the terms of the Alexion Agreement, we have received an upfront payment of $30 million and a payment of $10 million in connection with the exercise of the Pfizer License Option, which we also refer to as the Alexion License Option, for a rare neurological disease during the fourth quarter of 2022. We are also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115 million for the first Pfizer Licensed CNS Product, which we also refer to as an Alexion Licensed CNS Product, to achieve the applicable milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits. For a further description of the Alexion Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement).”

Touchlight IP Limited License Agreement

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

2024 Underwritten Public Offering

In January 2024, we issued and sold 7,777,778 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,333,333 shares of common stock in a public offering, or the 2024 Public Offering, at a public offering price of $9.00 per share of common stock and $8.999 per pre-funded warrant. The 2024 Public Offering resulted in net proceeds to the Company of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

Each pre-funded warrant has an exercise price of $0.001 per share and is exercisable for one share of common stock from the date of issuance until the pre-funded warrant is exercised in full. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a holder will not be entitled to exercise any portion of any such warrant, that, upon giving effect to or immediately prior to ,would cause: (1) the aggregate number of shares of our common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise; or (2) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% provided that any such increase will not be effective until the 61st day after notice from the holder is delivered to us.

Accumulated Deficit; Expenses

Despite reporting $132.3 million in net income for the year ended December 31, 2023, we have a history of incurring significant losses. As of March 31, 2024, we had an accumulated deficit of $272.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct preclinical development activities and initiate IND application-enabling studies and clinical trials in connection with our anti-tau antibody program and our SOD1 ALS gene therapy program;
●	continue investing in our proprietary antibody program, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement and our GBA1 Program pursuant to the 2023 Neurocrine Collaboration Agreement, and the Novartis HD Program pursuant to the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	continue our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2024, we recognized $11.5 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $6.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $0.8 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, and $0.7 million of collaboration revenue in connection with the premium on the issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement.

For additional information about our revenue recognition policy related to collaborations of the 2019 Neurocrine Collaboration Agreement and the 2023 Novartis Collaboration Agreement, refer to Note 9 of the December 31, 2023 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

For the foreseeable future, we expect substantially all of our revenue will be generated from our current strategic collaborations and out-licensing arrangements with Neurocrine, Novartis, and Alexion, and any other strategic collaborations and out-licensing arrangements we may enter into in the future. If our development efforts are successful, we may also generate revenue from product sales in the future.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the three months ended March 31, 2024, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our planned SAD clinical trial to evaluate VY-TAU01, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

During the three months ended March 31, 2024, our general and administrative expenses have decreased as compared to the amount recorded in the same period in prior year.

Other Income

Other income consists primarily of interest income on our marketable securities.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended March 31, 2024, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2024.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$19,516	$150,480	$(130,964)
Operating expenses:
Research and development	27,092	18,568	8,524
General and administrative	8,607	9,028	(421)
Total operating expenses	35,699	27,596	8,103
Other income:
Interest income	4,867	1,864	3,003
Total other income	4,867	1,864	3,003
(Loss) income before income taxes	(11,316)	124,748	(136,064)
Income tax provision	14	704	(690)
Net (loss) income	$(11,330)	$124,044	$(135,374)

Collaboration Revenue

Collaboration revenue was $19.5 million and $150.5 million for the three months ended March 31, 2024, and 2023, respectively. During the first quarter of 2024, we recognized collaboration revenue in connection with the following agreements:

●	$11.5 million with the 2023 Neurocrine Collaboration Agreement;
●	$6.5 million with the 2019 Neurocrine Collaboration Agreement;
●	$0.8 million with the 2023 Novartis Collaboration Agreement; and
●	$0.7 million with the premium on the issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement.

During the three months ended March 31, 2023, we recognized collaboration revenue in connection with the following agreements:

●	$79.0 million with Novartis’ decision to exercise two Novartis License Options, along with the expiration of a third Novartis License Option;
●	$69.5 million with the 2023 Neurocrine Collaboration Agreement related to the delivery of the development and commercialization license for the GBA1 Program; and
●	$2.0 million in reimbursement of research and development services from the 2019 Neurocrine Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $8.5 million from $18.6 million for the three months ended March 31, 2023 to $27.1 million for the three months ended March 31, 2024. The increase in research and development expense was primarily attributable to the following:

●	approximately $2.8 million for increased employee and consultant related costs associated with higher headcount in research and development functions, including targeted development team hires to support our advancing pipeline as compared to the three months ended March 31, 2023;
●	approximately $2.7 million for external research and development costs related to increased program-related spending, particularly on manufacturing and IND-enabling studies for our anti-tau antibody program and SOD1 program, along with the initiation of spend on the Novartis HD Program during the first quarter of 2024; and
●	approximately $2.4 million for increased facility and other costs primarily related to the addition of the first amendment to our existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024.

General and Administrative Expense

General and administrative expense decreased by $0.4 million from $9.0 million for the three months ended March 31, 2023, to $8.6 million for the three months ended March 31, 2024. The decrease in general and administrative expense was primarily attributable to decreased legal fees due to the legal fees associated with the execution of the 2023 Neurocrine Collaboration Agreement in the first quarter of 2023.

Other Income

Other income increased approximately $3.0 million. Approximately $4.9 million was recognized during the three months ended March 31, 2024, as compared to $1.9 million during the three months ended March 31, 2023. Other income during both the three months ended March 31, 2024, and 2023 reflects interest income on marketable securities balances. The increase is due to increased interest rates on increased balances of marketable securities during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings and private placements of our common stock and pre-funded warrants to acquire our common stock, and strategic collaborations and option and license arrangements, including our strategic collaborations and option and license agreements with Neurocrine, Novartis, and Alexion.

During the three months ended March 31, 2024, the 2024 Public Offering resulted in net proceeds to the Company of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

We and Novartis entered into the 2023 Novartis Stock Purchase Agreement, on December 28, 2023, for the sale and issuance of 2,145,002 shares of our common stock to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. In accordance with the terms and conditions of the 2023 Novartis Stock Purchase Agreement, we issued and sold these shares to Novartis on January 3, 2024.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$58,767	$123,565
Investing activities	(96,065)	14,491
Financing activities	112,856	31,306
Net increase in cash, cash equivalents, and restricted cash	$75,558	$169,362

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $58.8 million during the three months ended March 31, 2024, compared to $123.6 million during the three months ended March 31, 2023. Net cash provided by operating activities during the three months ended March 31, 2024 was primarily comprised of a decrease in accounts receivable of $79.3 million from the receipt of the $80.0 million upfront payment under the 2023 Novartis Collaboration Agreement during the first quarter of 2024 offset by our net loss of $11.3 million. Net cash provided by operating activities during the first quarter of 2023 was primarily comprised of our net income of $124.0 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $96.1 million during the three months ended March 31, 2024, compared to $14.5 million of net cash provided by investing activities during the three months ended March 31, 2023. The net cash used in investing activities for the three months ended March 31, 2024, was primarily due to the purchase of $203.9 million in marketable securities offset by proceeds of $109.9 million from the sales and maturities of marketable securities. The net cash provided by investing activities for the three months ended March 31, 2023 was primarily due to $15.0 million in proceeds from sales and maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $112.9 million during the three months ended March 31, 2024, primarily comprised of $93.5 million in net proceeds from the issuance of common stock and Pre-Funded Warrants in connection with the 2024 Public Offering and $19.3 million in proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement. Net cash provided by financing activities was $31.3 million during the three months ended March 31, 2023, driven by proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement.

Funding Requirements

Our expenses during the three months ended March 31, 2024, increased as compared with the three months ended March 31, 2023, as we progressed our research and development programs and increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates, including our planned Phase 1a SAD clinical trial to evaluate VY-TAU01 in 2024, and as we continue to perform our obligations in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution for our wholly-owned programs and to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators, as applicable. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to market conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $400.5 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at March 31, 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, certain near-term milestones, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2027. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our planned Phase 1a SAD clinical trial to evaluate VY-TAU01;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the Touchlight License Agreement;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, or Exchange Act, to mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of March 31, 2024, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to that certain stock purchase agreement, dated as of December 28, 2023, by and between us and Novartis Pharma AG, or Novartis , we completed a private placement of 2,145,002 shares of common stock to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. We issued the shares to Novartis, effective January 3, 2024, in a private placement in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, for a transaction by an issuer not involving any public offering within the meaning of Section 4(a)(2) and/or under Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

On March 25, 2024, we issued to an executive a non-statutory stock option to purchase an aggregate of 210,000 shares of our common stock at an exercise price of $9.26 per share. The option was granted outside of our 2015 Stock Option and Incentive Plan as an inducement material to the recipient’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 under the Securities Act to register the shares of our common stock underlying the stock option prior to the time at which the shares underlying the option become exercisable.

ITEM 5.OTHER INFORMATION

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Nancy Vitale (Director)	Adoption (March 19, 2024)	Rule 10b5-1 trading arrangement for exercises of options and sales of shares	Sale	Until August 29, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 89,000 shares
Toby Ferguson, M.D., Ph.D. (Chief Medical Officer)	Adoption (March 22, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units ("RSUs") granted on or after April 1, 2024	Sale	Until final settlement of any covered RSU	Indeterminable (1)

(1) The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement, and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting based on the passage of time or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

4.1	Form of Pre-Funded Warrant	8-K	4.1	01/08/2024	001-37625

10.1	Amendment No. 4 to Consulting Agreement by and between the Registrant and Dinah Sah, Ph.D., dated as of February 1, 2024.					X

10.2	Employment Agreement, by and between the Registrant and Toby Ferguson, M.D., Ph.D., dated as of February 29, 2024.	8-K	10.1	03/13/2024	001-37625

10.3	Transition, Separation and Release of Claims Agreement, by and between the Registrant and Peter P. Pfreundschuh, dated April 1, 2024.	8-K	10.1	04/02/2024	001-37625

10.4	Consulting Agreement by and between the Registrant and Peter P. Pfreundschuh, dated as of May 6, 2024					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.	X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: May 13, 2024	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Robin Swartz
Robin Swartz
Chief Operating Officer
(Principal Financial and Accounting Officer)