Form 10-Q
period 2024-06-30
Voyager Therapeutics, Inc.
filed 2024-08-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2024 was 54,533,254.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform and our vectorized antibody platform, our proprietary antibody program, and our gene therapy and vectorized antibody programs;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG, and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);

●	our planned and initiated clinical trials and ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, applications for our programs;

●	our estimates regarding revenue, expenses, contingent liabilities, future revenues, existing cash resources, capital requirements and cash runway;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,127	$68,802
Marketable securities, current	294,894	162,073
Accounts receivable	1,702	80,150
Related party collaboration receivable	1,549	3,341
Prepaid expenses and other current assets	7,298	5,318
Total current assets	381,570	319,684
Property and equipment, net	16,267	16,494
Deposits and other non-current assets	2,874	1,593
Operating lease, right-of-use assets	35,514	13,510
Total assets	$436,225	$351,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,605	$1,604
Accrued expenses	10,273	16,823
Other current liabilities	6,736	3,200
Deferred revenue, current	20,516	42,881
Total current liabilities	40,130	64,508
Deferred revenue, non-current	19,473	32,359
Other non-current liabilities	41,205	18,094
Total liabilities	100,808	114,961
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2024 and December 31, 2023; 54,472,113 and 44,038,333 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	54	44
Additional paid-in capital	618,538	497,506
Accumulated other comprehensive loss	(522)	(48)
Accumulated deficit	(282,653)	(261,182)
Total stockholders’ equity	335,417	236,320
Total liabilities and stockholders’ equity	$436,225	$351,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Collaboration revenue	$29,578	$4,853	$49,094	$155,333
Operating expenses:
Research and development	34,452	21,985	61,544	40,553
General and administrative	10,151	8,294	18,758	17,322
Total operating expenses	44,603	30,279	80,302	57,875
Operating (loss) income	(15,025)	(25,426)	(31,208)	97,458
Interest income	4,888	3,274	9,755	5,138
Other income	20	3	20	3
Total other income, net	4,908	3,277	9,775	5,141
(Loss) income before income taxes	(10,117)	(22,149)	(21,433)	102,599
Income tax provision	24	59	38	763
Net (loss) income	$(10,141)	$(22,208)	$(21,471)	$101,836
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(16)	(1)	(474)	86
Total other comprehensive (loss) income	(16)	(1)	(474)	86
Comprehensive (loss) income	$(10,157)	$(22,209)	$(21,945)	$101,922

Net (loss) income per share, basic	$(0.18)	$(0.51)	$(0.37)	$2.42
Net (loss) income per share, diluted	$(0.18)	$(0.51)	$(0.37)	$2.33

Weighted-average common shares outstanding, basic	57,721,934	43,520,137	57,419,490	42,102,101
Weighted-average common shares outstanding, diluted	57,721,934	43,520,137	57,419,490	43,770,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity

Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	59,020
Exercises of vested stock options	51,993	—	185	—	—	185
Vesting of restricted stock units	374,417	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized gain on available-for-sale securities, net of tax	—	—	—	87	—	87
Net income	—	—	—	—	124,044	124,044
Balance at March 31, 2023	43,435,889	$43	$486,518	$(132)	$(269,468)	$216,961
Exercises of vested stock options	198,348	1	1,228	—	—	1,229
Vesting of restricted stock units	62,828	—	—	—	—	—
Issuance of common stock under ESPP	62,344	—	418	—	—	418
Stock-based compensation expense	—	—	2,627	—	—	2,627
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(22,208)	(22,208)
Balance at June 30, 2023	43,759,409	$44	$490,791	$(133)	$(291,676)	$199,026

Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of vested stock options	32,500	—	78	—	—	78
Vesting of restricted stock units	324,520	—	—	—	—	—
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(11,330)	(11,330)
Balance at March 31, 2024	54,318,133	$54	$613,850	$(506)	$(272,512)	$340,886
Exercises of vested stock options	25,958	—	90	—	—	90
Vesting of restricted stock units	56,549	—	—	—	—	—
Issuance of common stock under ESPP	71,473	—	639	—	—	639
Stock-based compensation expense	—	—	3,959	—	—	3,959
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(10,141)	(10,141)
Balance at June 30, 2024	54,472,113	$54	$618,538	$(522)	$(282,653)	$335,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flow from operating activities
Net (loss) income	$(21,471)	$101,836
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	7,615	5,230
Depreciation	2,588	2,161
Impairment charge on leased facility	2,776	—
Amortization of premiums and discounts on marketable securities	(4,395)	(25)
Loss on disposal of fixed assets	286	124
Changes in operating assets and liabilities:
Accounts receivable	78,448	—
Related party collaboration receivable	1,792	(3,093)
Prepaid expenses and other current assets	(1,980)	(686)
Operating lease, right-of-use asset	2,432	957
Accounts payable	1,001	(907)
Accrued expenses	(6,550)	1,296
Operating lease liabilities	(104)	(1,385)
Deferred revenue	(35,251)	17,222
Net cash provided by operating activities	27,187	122,730
Cash flow from investing activities
Purchases of property and equipment	(3,108)	(1,719)
Purchases of marketable securities	(293,859)	(28,453)
Proceeds from sales and maturities of marketable securities	164,959	20,000
Net cash used in investing activities	(132,008)	(10,172)
Cash flow from financing activities
Proceeds from the exercise of stock options	168	1,414
Proceeds from the issuance of common stock in connection with the underwritten public offering	93,473	—
Proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	19,305	—
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	—	31,121
Proceeds from the purchase of common stock under ESPP	481	319
Net cash provided by financing activities	113,427	32,854
Net increase in cash, cash equivalents, and restricted cash	8,606	145,412
Cash, cash equivalents, and restricted cash, beginning of period	70,395	100,474
Cash, cash equivalents, and restricted cash, end of period	$79,001	$245,886
Supplemental disclosure of cash and non-cash activities
Capital expenditures incurred but not yet paid	$—	$52
Operating lease right-of-use asset obtained in exchange for operating lease liability	$26,751	$—

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

The Company has a history of incurring annual net operating losses. As of June 30, 2024, the Company had an accumulated deficit of $282.7 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities, funding from fees, option exercise payments, and milestone payments, and cost reimbursements associated with its prior and ongoing collaborations and license agreements.

As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $371.0 million. Based upon the Company’s current operating plans, the Company expects that its existing cash, cash equivalents, and marketable securities at June 30, 2024 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2024	(in thousands)
Money market funds included in cash and cash equivalents	$63,854	$63,854	$—	$—
Marketable securities:
U.S. Treasury notes	22,714	22,714	—	—
U.S. Government agency securities	126,706	126,706	—	—
Certificates of deposit	5,449	—	5,449	—
Corporate bonds	113,661	—	113,661	—
Commercial paper	26,364	—	26,364	—
Total money market funds and marketable securities	$358,748	$213,274	$145,474	$—
December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$65,589	$—	$—
Marketable securities:
U.S. Treasury notes	103,044	103,044	—	—
U.S. Government agency securities	31,075	31,075	—	—
Corporate bonds	23,970	—	23,970	—
Commercial paper	3,985	—	3,985	—
Total money market funds and marketable securities	$227,663	$199,708	$27,955	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and U.S. Government agency securities are based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, certificates of deposit, corporate bonds and commercial paper, based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at June 30, 2024 and December 31, 2023:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of June 30, 2024
Money market funds included in cash and cash equivalents	$63,854	$—	$—	$63,854
Marketable securities:
U.S. Treasury notes	22,763	—	(49)	22,714
U.S. Government agency securities	126,820	1	(115)	126,706
Certificates of deposit	5,447	2		5,449
Corporate bonds	113,885	2	(226)	113,661
Commercial paper	26,373	1	(10)	26,364
Total money market funds and marketable securities	$359,142	$6	$(400)	$358,748
As of December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$—	$—	$65,589
Marketable securities:
U.S. Treasury notes	102,966	81	(3)	103,044
U.S. Government agency securities	31,068	10	(3)	31,075
Corporate bonds	23,975	2	(7)	23,970
Commercial paper	3,985	—	—	3,985
Total money market funds and marketable securities	$227,583	$93	$(13)	$227,663

All of the Company’s marketable securities as of June 30, 2024 have a contractual maturity of one year or less.

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

The Company held $268.2 million and $44.2 million in marketable securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively. The unrealized losses at June 30, 2024 and December 31, 2023 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$76,127	$68,802
Restricted cash included in deposits and other non-current assets	2,874	1,593
Total cash, cash equivalents, and restricted cash	$79,001	$70,395

5. Accrued expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 consist of the following:

	As of June 30,	As of December 31,
	2024	2023

	(in thousands)
Employee compensation costs	$4,764	$6,614
Research and development costs	3,657	5,225
Accrued goods and services	912	4,229
Professional services	940	755
Total	$10,273	$16,823

6. Lease obligation

Operating Leases

As of June 30, 2024, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031 and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts through November 30, 2026.

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

During the three months ended June 30, 2024, the Company vacated its leased office and laboratory space in Cambridge, Massachusetts. The Company recorded an impairment charge of $2.8 million to operating expenses during the three months ended June 30, 2024 as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility which was executed in August 2024, which is disclosed in Note 13 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million.

During the three and six months ended June 30, 2024, the Company incurred lease expenses of $4.4 million and $6.1 million, respectively. During the three and six months ended June 30, 2023, the Company incurred lease expenses of $0.9 million and $1.8 million, respectively, for operating leases. As of June 30, 2024, the weighted average remaining lease term was 5.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.9%.

7. Commitments, contingencies and other liabilities

As of June 30, 2024 and December 31, 2023, other current and non-current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2024	2023

	(in thousands)
Other current liabilities
Lease liability	6,736	3,200
Total other current liabilities	$6,736	$3,200

Other non-current liabilities
Lease liability	$40,205	$17,093
Other	1,000	1,001
Total other non-current liabilities	$41,205	$18,094

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

Litigation

The Company was not a party to any material legal matters or claims as of June 30, 2024, or December 31, 2023. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2024, or December 31, 2023.

8. Significant agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2023 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. During the three and six months ended June 30, 2024, there were no material changes to the Company’s collaboration agreements or option and license agreements and no new collaboration or license agreements. The Company recorded collaboration revenue of $29.6 million and $4.9 million during the three months ended June 30, 2024 and 2023, respectively. The Company recorded collaboration revenue of $49.1 million and $155.3 million during the six months ended June 30, 2024 and 2023, respectively.

2023 Neurocrine Collaboration Agreement

In April 2024, the Company announced that the joint steering committee with Neurocrine selected a development candidate for the glucocerebrosidase 1 gene therapy program for Parkinson’s disease and other GBA1-mediated diseases (the “GBA1 program”) under the collaboration and license agreement with Neurocrine entered into in January 2023 (the “2023 Neurocrine Collaboration Agreement”). The joint steering committee selection of a development candidate for the GBA1 Program triggered a $3.0 million milestone payment to the Company. The Company recorded the $3.0 million as collaboration revenue during the three months ended June 30, 2024.

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

2019 Neurocrine Collaboration Agreement

In February 2024, the Company announced that the joint steering committee with Neurocrine selected a lead development candidate for the gene therapy program for Friedreich’s ataxia (the “FA Program”) under the collaboration and license agreement with Neurocrine entered into in January 2019 (the “2019 Neurocrine Collaboration Agreement”), which triggered a $5.0 million milestone payment to the Company that was received in the first quarter of 2024. The Company included the $5.0 million that had previously been constrained in the transaction price allocated to the FA Program performance obligation in the three months ended March 31, 2024, accordingly, which resulted in a cumulative catch-up adjustment to collaboration revenue of $4.4 million.

Related Party Collaboration Receivable

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities for the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement during the six months ended June 30, 2024:

	Balance at			Balance at
	December 31, 2023	Additions	Deductions	June 30, 2024

	(in thousands)
Related party collaboration receivables	$3,341	$8,446	$(10,238)	$1,549
Contract liabilities:
Deferred revenue	$75,240	$586	$(35,837)	$39,989

The change in the related party collaboration receivable balance for the three months ended June 30, 2024 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, for the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the period includes the recording of $0.6 million of deferred revenue during the six months ended June 30, 2024 related to the fixed transaction price allocation increase for the FA Program, offset by $35.8 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Research and development	$1,626	$690	$2,906	$1,553
General and administrative	2,416	1,982	4,709	3,677
Total stock-based compensation expense	$4,042	$2,672	$7,615	$5,230

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Stock options	$2,577	$1,903	$4,985	$3,566
Restricted stock awards and units	1,382	724	2,471	1,565
Employee stock purchase plan awards	83	45	159	99
Total stock-based compensation expense	$4,042	$2,672	$7,615	$5,230

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	1,370,897	$6.65
Granted	851,908	$8.16
Vested	(381,069)	$6.06
Forfeited	(38,196)	$6.51
Unvested restricted stock units as of June 30, 2024	1,803,540	$7.49

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. All of the restricted stock units granted in the six months ended June 30, 2024 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units was $1.4 million and $2.5 million for the three and six months ended June 30, 2024, respectively. The stock-based compensation expense related to restricted stock units was $0.7 million and $1.6 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $11.1 million, which is expected to be recognized over the remaining average vesting period of 2.3 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2024:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	7,425,444	$8.52
Granted	1,999,926	$7.81
Exercised	(58,458)	$4.47
Cancelled or forfeited	(500,794)	$14.40
Outstanding at June 30, 2024	8,866,118	$8.05	7.4	9,481
Exercisable at June 30, 2024	4,212,635	$8.57	6.4	$5,862

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $22.0 million which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

10. Net (loss) income per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to include them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested restricted common stock awards	22,500	45,000	22,500	45,000
Unvested restricted common stock units	1,803,540	1,313,500	1,803,540	725,876
Outstanding stock options	8,866,118	7,334,771	8,866,118	6,253,497
Total	10,692,158	8,693,271	10,692,158	7,024,373

Basic net (loss) income and diluted weighted-average shares outstanding are as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income (in thousands)	$(10,141)	$(22,208)	$(21,471)	$101,836
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	57,721,934	43,520,137	57,419,490	42,102,101
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding-basic	57,721,934	43,520,137	57,419,490	42,102,101
Common stock options and restricted stock units	—	—	—	1,668,898
Weighted average shares outstanding-diluted	57,721,934	43,520,137	57,419,490	43,770,999

Net (loss) income per share, basic:	$(0.18)	$(0.51)	$(0.37)	$2.42
Net (loss) income per share, diluted:	$(0.18)	$(0.51)	$(0.37)	$2.33

The pre-funded warrants issued in connection with the underwritten public offering discussed in Note 11 are included in basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2024.

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

12. Related-party transactions

During the three and six months ended June 30, 2024, the Company received scientific advisory board and other scientific advisory services from Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2024, was $150,000 and $300,000, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2023 was $184,000 and $383,800, respectively. During the second quarter of 2023, the Company and Dr. Sah agreed to a fee of $50,000 per month for advisory services from Dr. Sah pursuant to an amendment to the Company’s consulting agreement with Dr. Sah that became effective in June 2023.

Under each of the Company’s collaboration agreements with Neurocrine, the Company and Neurocrine have agreed to conduct research, development, and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivables. As of June 30, 2024, the Company had approximately $0.9 million in related party collaboration receivables associated with the 2023 Neurocrine Collaboration Agreement and approximately $0.7 million in related party collaboration receivables associated with the 2019 Neurocrine Collaboration Agreement.

13. Subsequent Events

In August 2024, the Company entered into an agreement (the “Sublease”) to sublease the office and laboratory space leased by the Company at 64 Sidney Street in Cambridge, Massachusetts to a third party (the “Subtenant”). The term of the Sublease is approximately two years and the Company expects to receive approximately $2.6 million from the Subtenant over the term. Prior to entering the Sublease, the Company had fully vacated the space at 64 Sidney Street in Cambridge, Massachusetts.

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of our Quarterly Reports on Form 10-Q, that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

We focus on leveraging our expertise in capsid discovery and neuropharmacology to address the delivery hurdles that have constrained the genetic medicine and neurology disciplines, with the goal of either halting or slowing disease progression or reducing symptom severity, and therefore providing clinically meaningful impact to patients. We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline programs include an anti-tau antibody for AD; a superoxide dismutase 1, or SOD1, silencing gene therapy for ALS; and a tau silencing gene therapy for AD. We identified a lead development candidate for our anti-tau antibody program in the first quarter of 2023, which we refer to as VY7523 (formerly referred to as VY-TAU01). We submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, for VY7523 in March 2024 and we have obtained clearance of the IND. In May 2024, we dosed the first participant in our Phase 1a single ascending dose, or SAD, trial of VY7523 in healthy volunteers. We expect top-line safety and pharmacokinetic data from our SAD trial in the first half of 2025. We expect to initiate a Phase 1b multiple ascending dose, or MAD, trial of VY7523 in patients with early AD in 2025, which has the potential to generate initial data for slowing the spread of pathological tau via tau positron emission tomography, or PET, imaging in the second half of 2026. We identified a lead development candidate for the SOD1 silencing gene therapy program in the fourth quarter of 2023, which we refer to as VY9323, and we expect to submit the IND application for this program in mid-2025. We completed the pre-IND meeting with the FDA for the VY9323 program in May 2024 and initiated Good Laboratory Practice, or GLP, toxicology studies in July 2024. We promoted our tau silencing gene therapy program to a prioritized program in the first quarter of 2024, based on preclinical data demonstrating robust reductions in tau messenger RNA, or mRNA, in a murine model, and we anticipate submission of an IND for this program in 2026. Our proprietary pipeline also includes an early research initiative to develop a gene therapy for the treatment of AD. This program seeks to combine a vectorized anti-amyloid antibody with a TRACER Capsid.

We are also working with our collaboration partners on multiple programs. In January 2019 and January 2023, we entered into collaboration and license agreements with Neurocrine. Under our agreements with Neurocrine, we are actively advancing two later preclinical stage programs: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, or the GBA1 Program, and a frataxin, or FXN, gene therapy program for Friedreich’s ataxia, or the FA Program. The joint steering committee with Neurocrine selected a development candidate for the FA Program in February 2024, and we and Neurocrine expect to file an IND application with the FDA for the FA Program in 2025. The joint steering committee with Neurocrine also selected a development candidate for the GBA1 Program in April 2024, and we and Neurocrine expect to file an IND application with the FDA for the GBA1 Program in 2025. Pursuant to our agreements with Neurocrine, we are also working with Neurocrine on five early-stage programs for the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets. In December 2023, we entered into a license and collaboration agreement with Novartis to provide Novartis certain rights regarding the development of potential gene therapy product candidates for the treatment of spinal muscular atrophy and to collaborate with Novartis to develop gene therapy product candidates for the treatment of Huntington’s disease. We have also entered into agreements with licensees including Novartis and Alexion to license or to provide options to receive exclusive licenses to certain TRACER Capsids.

All of the gene therapies in our wholly-owned and collaborative pipeline leverage novel capsids derived from our TRACER™ Capsid discovery platform. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier and enhanced CNS tropism in multiple species, including non-human primates.

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

Our pipeline of programs is summarized in the table below:

Wholly-Owned Programs

Anti-Tau Antibody (VY7523 – formerly VY-TAU01) for the Treatment of Alzheimer’s Disease

Our Treatment Approach

We selected VY7523 as our lead humanized anti-tau antibody candidate to advance against AD. VY7523 is an intravenously administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. In contrast to previous N-terminal directed anti-tau antibodies that did not show efficacy in clinical studies, VY7523 targets a distinct C-terminal epitope of tau and has demonstrated robust in vivo inhibition of the spread of pathological tau in a preclinical model. Additional preclinical studies have demonstrated that VY7523 was well-tolerated and demonstrated a favorable pharmacokinetic profile following intravenous administration.

Program Status

In January 2023, we selected VY7523 as our lead humanized anti-tau antibody candidate to advance against AD. We submitted an IND application for VY7523 to the FDA in March 2024 and we obtained clearance of the IND. In May 2024 we dosed the first participant in our Phase 1a SAD trial in healthy volunteers. Enrollment is on track, with a total of approximately 48 participants expected to enroll across multiple cohorts. We expect top-line safety and pharmacokinetic data from our SAD trial in the first half of 2025. A Phase 1b MAD trial in participants with early AD is expected to be initiated in 2025. The MAD trial has the potential to generate initial data for slowing the spread of pathological tau via tau PET imaging in the second half of 2026.

SOD1 Silencing Gene Therapy Program for the Treatment of ALS (VY9323)

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

Program Status

We have identified VY9323, a potent and specific vectorized siRNA transgene that resulted in substantially extended lifespan and motor function when delivered using a BBB-penetrant capsid in a mouse model. In December 2023, we selected VY9323 as our lead development candidate for our SOD1 program. We plan to submit an IND application to the FDA in mid-2025 for VY9323 and to initiate a Phase 1 clinical trial of VY9323 in subjects with SOD1 ALS for the program as soon as possible thereafter. We completed a pre-IND meeting with the FDA in May 2024 and initiated GLP toxicology studies designed to support a potential IND filing. We expect to evaluate the safety and biological activity of VY9323 in this Phase 1 trial.

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

Program Status

In the first quarter of 2024, we promoted the tau silencing gene therapy program to a prioritized program on our wholly-owned pipeline, based on its demonstration on in vivo proof-of-concept and expected advancement to IND within two to three years. We are evaluating the optimal combination of payload and capsid for this program, to enable selection of a development candidate. We expect to file an IND for this program in 2026.

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

Our Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. In February 2024, the joint steering committee with Neurocrine selected a development candidate combining an FXN gene replacement payload with a novel TRACER Capsid for its FA Program and we and Neurocrine expect to file an IND application with the FDA for the FA Program in 2025. The selection of a lead development candidate triggered a $5.0 million milestone payment to us, which we received in March 2024.

GBA1 Gene Replacement Program for the Treatment of Parkinson’s Disease (2023 Neurocrine Collaboration)

Our Treatment Approach

We believe that restoring the activity of the gene encoding the lysosomal glucocerebrosidase enzyme, or Gcase, may attenuate disease progression and potentially slow neurodegeneration. We anticipate delivering GBA1 via intravenous administration of an AAV gene therapy to enable widespread distribution to multiple affected brain regions and to avoid the need for more invasive approaches. We believe that the measurement of the Gcase substrates such as glucosylsphingosine as cerebrospinal fluid biomarkers may facilitate efficient clinical demonstration of proof-of-biology. Such substrates of the Gcase enzyme are elevated in the cerebrospinal fluid of Parkinson’s disease patients who harbor the GBA1 mutation, and we expect that substrate levels would be normalized if our gene therapy restores Gcase enzyme expression in the brain. This gene therapy may also have potential utility in idiopathic Parkinson’s disease, where there is evidence of loss of Gcase activity in the substantia nigra in Parkinson’s disease patients even in the absence of GBA1 mutations as well as evidence of lysosomal dysfunction in general.

Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, we are developing gene therapy products directed to the gene that encodes GBA1 for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program. The GBA1 Program is currently in preclinical development. In April 2024, the joint steering committee with Neurocrine selected a development candidate for the GBA1 Program and we and Neurocrine expect to file an IND application with the FDA for the GBA1 Program in 2025. The selection of this development candidate triggered a $3.0 million milestone payment, which we received in the second quarter of 2024.

HD Program (2023 Novartis Collaboration Agreement)

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

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million as consideration for an equity purchase of 4,395,588 shares of our common stock in February 2023. The 2023 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2023 Collaboration Products, under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. The joint steering committee’s selection of the development candidate for the GBA1 Program in April 2024 triggered a $3.0 million milestone payment, which we received in May 2024.

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

Under the terms of the 2019 Neurocrine Collaboration Agreement, Neurocrine has paid us an upfront payment of $115.0 million. In connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2019 Collaboration Products, under (a) the FA Program of up to $195.0 million, and (b) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program. The joint steering committee’s selection of a lead development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment to us, which we received in March 2024.

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

Effective upon the closing of a transaction on September 20, 2023, Alexion, AstraZeneca Rare Disease, or Alexion, acquired all of Pfizer’s rights under the Pfizer Agreement and became the successor-in-interest to Pfizer thereunder. We refer to the Pfizer Agreement following the acquisition, as the Alexion Agreement. The acquisition does not impact the material terms of the option and license agreement.

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

Each pre-funded warrant has an exercise price of $0.001 per share and is exercisable for one share of common stock from the date of issuance until the pre-funded warrant is exercised in full. Under the terms of the pre-funded warrants, we may not effect the exercise of any such warrant, and a holder will not be entitled to exercise any portion of any such warrant, that, upon giving effect to or immediately prior to, would cause: (1) the aggregate number of shares of our common stock beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise; or (2) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% provided that any such increase will not be effective until the 61st day after notice from the holder is delivered to us.

Accumulated Deficit; Expenses

Despite reporting $132.3 million in net income for the year ended December 31, 2023, we have a history of incurring significant losses. As of June 30, 2024, we had an accumulated deficit of $282.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct clinical trials in connection with our anti-tau antibody program;
●	conduct preclinical development activities and initiate IND application-enabling studies and clinical trials in connection with our SOD1 ALS gene therapy program;
●	continue investing in our proprietary antibody program, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement, our GBA1 Program pursuant to the 2023 Neurocrine Collaboration Agreement, and the Novartis HD Program pursuant to the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	continue our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2024, we recognized $27.6 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $1.1 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.9 million of collaboration revenue from the 2023 Novartis Collaboration Agreement. For the six months ended June 30, 2024, we recognized $39.1 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $7.6 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $2.4 million of collaboration revenue from the 2023 Novartis Collaboration Agreement.

For additional information about our revenue recognition policy related to the 2023 and 2019 Neurocrine Collaboration Agreements and the 2023 Novartis Collaboration Agreement, refer to Note 9 of the December 31, 2023 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our proprietary antibody program and gene therapy and vectorized antibody platforms and programs which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, manufacturing and production design on our behalf;
●	the cost of purchasing laboratory supplies and non-capital equipment used in designing, developing and manufacturing preclinical and clinical study materials;
●	consultant fees;
●	facility costs including rent, depreciation and maintenance expenses;
●	the cost of securing and protecting intellectual property rights associated with our research and development activities; and
●	fees for maintaining licenses under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs for certain activities, such as manufacturing, preclinical studies, and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the six months ended June 30, 2024, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our SAD clinical trial to evaluate VY7523 (formerly referred to as VY-TAU01) which we initiated in the first half of 2024, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

During the six months ended June 30, 2024, our general and administrative expenses have increased as compared to the amount recorded in the same period in prior year, primarily due to increased facilities costs and increased employee related costs.

Other Income, Net

Other income consists primarily of interest income on our marketable securities.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the six months ended June 30, 2024, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2024.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$29,578	$4,853	$24,725
Operating expenses:
Research and development	34,452	21,985	12,467
General and administrative	10,151	8,294	1,857
Total operating expenses	44,603	30,279	14,324
Other income, net:
Interest income	4,888	3,274	1,614
Other income	20	3	17
Total other income, net	4,908	3,277	1,631
Net loss before income taxes	$(10,117)	$(22,149)	$12,032

Collaboration Revenue

Collaboration revenue was $29.6 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$27.6 million with the 2023 Neurocrine Collaboration Agreement, which includes a $3.0 million milestone payment earned as result of the selection of a development candidate for the GBA1 Program;
●	$1.1 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.9 million with the 2023 Novartis Collaboration Agreement.

During the three months ended June 30, 2023, we recognized collaboration revenue in connection with the following agreements:

●	$2.9 million with the 2023 Neurocrine Collaboration Agreement;
●	$1.6 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.3 million with other agreements.

Research and Development Expense

Research and development expenses increased by $12.5 million from $22.0 million for the three months ended June 30, 2023, to $34.5 million for the three months ended June 30, 2024. The increase in research and development expenses for the three months ended June 30, 2024 was primarily attributable to the following:

●	approximately $6.0 million for increased facility and other costs primarily related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024, along with our impairment charge on our leased office and laboratory space in Cambridge, Massachusetts;
●	approximately $3.7 million for increased employee and consultant related costs associated with higher headcount in research and development functions, including targeted development team hires to support our advancing pipeline as compared to the three months ended June 30, 2023; and
●	approximately $2.4 million for external research and development costs related to increased program-related spending, particularly on our anti-tau antibody program and SOD1 program, along with spend on the Novartis HD Program during the second quarter of 2024.

General and Administrative Expense

General and administrative expense increased by $1.9 million from $8.3 million for the three months ended June 30, 2023, to $10.2 million for the three months ended June 30, 2024. The increase in general and administrative expense was primarily attributable to increased facilities costs and increased employee related costs.

Other Income, net

Other income, net increased by approximately $1.6 million. Other income, net during both the three months ended June 30, 2024 and 2023 primarily reflects interest income on marketable securities balances. The increase was due to increased balances of marketable securities during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$49,094	$155,333	$(106,239)
Operating expenses:
Research and development	61,544	40,553	20,991
General and administrative	18,758	17,322	1,436
Total operating expenses	80,302	57,875	22,427
Other income, net:
Interest income	9,755	5,138	4,617
Other income	20	3	17
Total other income, net	9,775	5,141	4,634
Net (loss) income before income taxes	$(21,433)	$102,599	$(124,032)

Collaboration Revenue

Collaboration revenue was $49.1 million and $155.3 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June, 30 2024, we recognized collaboration revenue in connection with the following agreements:

●	$39.1 million with the 2023 Neurocrine Collaboration Agreement, which includes a $3.0 million milestone payment earned as result of the selection of a development candidate for the GBA1 Program;
●	$7.6 million with the 2019 Neurocrine Collaboration Agreement; and
●	$2.4 million with the 2023 Novartis Collaboration Agreement.

During the six months ended June 30, 2023, we recognized collaboration revenue in connection with the following agreements:

●	$79.0 million with Novartis’ decision to exercise two Novartis License Options, along with the expiration of a third Novartis License Option;
●	$72.4 million with the 2023 Neurocrine Collaboration Agreement;
●	$3.6 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.3 million with other agreements.

Research and Development Expense

Research and development expense increased by $21.0 million from $40.6 million for the six months ended June 30, 2023 to $61.5 million for the six months ended June 30, 2024. The increase in research and development expense was primarily attributable to the following:

●	approximately $8.4 million for increased facility and other costs primarily related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024, along with our impairment charge on our leased office and laboratory space in Cambridge, Massachusetts;
●	approximately $6.6 million for increased employee and consultant related costs associated with higher headcount in research and development functions as compared to the same period in the prior year; and
●	approximately $5.1 million for external research and development costs related to increased program-related spending, particularly on our anti-tau antibody program and SOD1 program and spend on the Novartis HD Program.

General and Administrative Expense

General and administrative expense increased by $1.4 million from $17.3 million for the six months ended June 30, 2023, to $18.8 million for the six months ended June 30, 2024. The increase in general and administrative expense was primarily attributable to increased facilities costs and increased employee related costs.

Other Income, net

Other income, net increased by approximately $4.6 million. Other income, net during both the six months ended June 30, 2024 and 2023 primarily reflects interest income on marketable securities balances. The increase was due to increased balances of marketable securities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings of our common stock and pre-funded warrants to acquire our common stock, private placements of our common stock, and strategic collaborations and option and license arrangements, including our strategic collaborations and option and license agreements with Neurocrine, Novartis, and Alexion.

During the six months ended June 30, 2024, the 2024 Public Offering resulted in net proceeds to the Company of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$27,187	$122,730
Investing activities	(132,008)	(10,172)
Financing activities	113,427	32,854
Net increase in cash, cash equivalents, and restricted cash	$8,606	$145,412

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $27.2 million during the six months ended June 30, 2024, compared to $122.7 million of net cash provided by operating activities during the six months ended June 30, 2023. The decrease was primarily due to our net loss during the 2024 period as compared to net income during the 2023 period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $132.0 million during the six months ended June 30, 2024, compared to $10.2 million during the six months ended June 30, 2023. The change was primarily due to increased purchases of marketable securities during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $113.4 million during the six months ended June 30, 2024, driven by proceeds from the issuance of common stock and pre-funded warrants in connection with the 2024 Public Offering and the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement. Net cash provided by financing activities during the six months ended June 30, 2023 was driven by proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement.

Funding Requirements

Our expenses increased during the six months ended June 30, 2024, as compared with the six months ended June 30, 2023, as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates, including our Phase 1a SAD clinical trial to evaluate VY7523 initiated in the first half of 2024, and as we continue to perform our obligations in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution for our wholly-owned programs and to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators, as applicable. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to market conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $371.0 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2027. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our Phase 1a SAD clinical trial to evaluate VY7523 initiated in the first half of 2024;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the Touchlight License Agreement;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;

●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of June 30, 2024, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2024, we granted to an executive a restricted stock unit award settleable for an aggregate of 105,000 shares of our common stock. This restricted stock unit award was granted outside of our 2015 Stock Option and Incentive Plan as an inducement material to such individual’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying this award prior to the time at which the award becomes settleable.

ITEM 5.OTHER INFORMATION

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this report.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1*	First Amendment to Collaboration Agreement, by and between Registrant and Neurocrine Biosciences, Inc., dated April 3, 2024.					X

10.2	Employment Agreement, by and between the Registrant and Nathan Jorgensen, Ph.D., dated as of June 11, 2024.	8-K	10.1	06/13/2024	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Date: August 6, 2024	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Nathan Jorgensen, Ph.D.
Nathan Jorgensen, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)