Form 10-Q
period 2024-09-30
Voyager Therapeutics, Inc.
filed 2024-11-12
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 28, 2024 was 54,625,586.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates based on adeno-associated virus, or AAV, gene therapy and our proprietary antibodies;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform and our vectorized antibody platform, our proprietary antibody program, and our gene therapy and vectorized antibody programs;

●	our ability to identify and optimize product candidates and proprietary AAV capsids;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG, and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);

●	our planned and initiated clinical trials and ongoing and planned preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, applications for our programs;

●	our estimates regarding future revenues, expenses, contingent liabilities, existing cash resources, capital requirements and cash runway;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

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

We obtained the statistical and other industry and market data in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to the Quarterly Report on Form 10-Q from our own internal estimates and research, as well as from industry and general publications and research, surveys, studies and trials conducted by third parties. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, while we believe the market opportunity information included in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to the Quarterly Report on Form 10-Q is reliable and is based upon reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and in the documents we have filed as exhibits to the Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$112,525	$68,802
Marketable securities, current	232,835	162,073
Accounts receivable	15,954	80,150
Related party collaboration receivable	3,714	3,341
Prepaid expenses and other current assets	8,415	5,318
Total current assets	373,443	319,684
Property and equipment, net	15,201	16,494
Deposits and other non-current assets	2,874	1,593
Operating lease, right-of-use assets	34,523	13,510
Total assets	$426,041	$351,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,160	$1,604
Accrued expenses	11,442	16,823
Other current liabilities	6,979	3,200
Deferred revenue, current	22,629	42,881
Total current liabilities	44,210	64,508
Deferred revenue, non-current	12,153	32,359
Other non-current liabilities	39,368	18,094
Total liabilities	95,731	114,961
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2024 and December 31, 2023; 54,542,048 and 44,038,333 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	55	44
Additional paid-in capital	621,985	497,506
Accumulated other comprehensive loss	(33)	(48)
Accumulated deficit	(291,697)	(261,182)
Total stockholders’ equity	330,310	236,320
Total liabilities and stockholders’ equity	$426,041	$351,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Collaboration revenue	$24,629	$4,614	$73,723	$159,947
Operating expenses:
Research and development	30,241	25,863	91,785	66,416
General and administrative	8,168	8,258	26,926	25,580
Total operating expenses	38,409	34,121	118,711	91,996
Operating (loss) income	(13,780)	(29,507)	(44,988)	67,951
Interest income	4,579	3,429	14,334	8,567
Other income	200	—	220	3
Total other income, net	4,779	3,429	14,554	8,570
(Loss) income before income taxes	(9,001)	(26,078)	(30,434)	76,521
Income tax provision (benefit)	43	(177)	81	586
Net (loss) income	$(9,044)	$(25,901)	$(30,515)	$75,935
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	489	(115)	15	(29)
Total other comprehensive income (loss)	489	(115)	15	(29)
Comprehensive (loss) income	$(8,555)	$(26,016)	$(30,500)	$75,906

Net (loss) income per share, basic	$(0.16)	$(0.59)	$(0.53)	$1.85
Net (loss) income per share, diluted	$(0.16)	$(0.59)	$(0.53)	$1.78

Weighted-average common shares outstanding, basic	57,851,110	43,864,838	57,564,413	40,962,116
Weighted-average common shares outstanding, diluted	57,851,110	43,864,838	57,564,413	42,610,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity

Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	59,020
Exercises of vested stock options	51,993	—	185	—	—	185
Vesting of restricted stock units	374,417	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Stock-based compensation expense	—	—	2,504	—	—	2,504
Unrealized gain on available-for-sale securities, net of tax	—	—	—	87	—	87
Net income	—	—	—	—	124,044	124,044
Balance at March 31, 2023	43,435,889	$43	$486,518	$(132)	$(269,468)	$216,961
Exercises of vested stock options	198,348	1	1,228	—	—	1,229
Vesting of restricted stock units	62,828	—	—	—	—	—
Issuance of common stock under ESPP	62,344	—	418	—	—	418
Stock-based compensation expense	—	—	2,627	—	—	2,627
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(22,208)	(22,208)
Balance at June 30, 2023	43,759,409	$44	$490,791	$(133)	$(291,676)	$199,026
Exercises of vested stock options	127,252	—	415	—	—	415
Vesting of restricted stock units	22,500	—	—	—	—	—
Stock-based compensation expense	—	—	2,795	—	—	2,795
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(25,901)	(25,901)
Balance at September 30, 2023	43,909,161	$44	$494,001	$(248)	$(317,577)	$176,220

Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of vested stock options	32,500	—	78	—	—	78
Vesting of restricted stock units	324,520	—	—	—	—	—
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(11,330)	(11,330)
Balance at March 31, 2024	54,318,133	$54	$613,850	$(506)	$(272,512)	$340,886
Exercises of vested stock options	25,958	—	90	—	—	90
Vesting of restricted stock units	56,549	—	—	—	—	—
Issuance of common stock under ESPP	71,473	—	639	—	—	639
Stock-based compensation expense	—	—	3,959	—	—	3,959
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(10,141)	(10,141)
Balance at June 30, 2024	54,472,113	$54	$618,538	$(522)	$(282,653)	$335,417
Exercises of vested stock options	27,642	—	92	—	—	92
Vesting of restricted stock units	42,293	1	—	—	—	1
Stock-based compensation expense	—	—	3,355	—	—	3,355
Unrealized gain on available-for-sale securities, net of tax	—	—	—	489	—	489
Net loss	—	—	—	—	(9,044)	(9,044)
Balance at September 30, 2024	54,542,048	$55	$621,985	$(33)	$(291,697)	$330,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flow from operating activities
Net (loss) income	$(30,515)	$75,935
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	11,048	8,108
Depreciation	3,720	3,106
Impairment charge on leased facility	2,776	—
Amortization of premiums and discounts on marketable securities	(6,456)	(1,832)
Loss on disposal of fixed assets	478	143
Changes in operating assets and liabilities:
Accounts receivable	64,196	—
Related party collaboration receivable	(373)	(2,996)
Prepaid expenses and other current assets	(3,097)	(342)
Operating lease, right-of-use asset	3,423	1,459
Accounts payable	1,556	704
Accrued expenses	(5,381)	3,236
Operating lease liabilities	(1,698)	(2,102)
Deferred revenue	(40,458)	16,260
Net cash (used in) provided by operating activities	(781)	101,679
Cash flow from investing activities
Purchases of property and equipment	(3,366)	(2,501)
Purchases of marketable securities	(334,667)	(194,975)
Proceeds from sales and maturities of marketable securities	270,377	29,000
Net cash used in investing activities	(67,656)	(168,476)
Cash flow from financing activities
Proceeds from the exercise of stock options	261	1,829
Proceeds from the issuance of common stock in connection with the underwritten public offering	93,473	—
Proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	19,305	—
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	—	31,121
Proceeds from the purchase of common stock under ESPP	402	235
Net cash provided by financing activities	113,441	33,185
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,004	(33,612)
Cash, cash equivalents, and restricted cash, beginning of period	70,395	100,474
Cash, cash equivalents, and restricted cash, end of period	$115,399	$66,862
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use asset obtained in exchange for operating lease liability	$26,751	$—

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

The Company has a history of incurring annual net operating losses. As of September 30, 2024, the Company had an accumulated deficit of $291.7 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities, funding from fees, option exercise payments, and milestone payments, and cost reimbursements associated with its prior and ongoing collaborations and license agreements.

As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $345.4 million. Based upon the Company’s current operating plans, the Company expects that its existing cash, cash equivalents, and marketable securities at September 30, 2024 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary as disclosed in Note 2, under the heading “Summary of Significant Accounting Policies and Basis of Presentation,” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Intercompany balances and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation,” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2024	(in thousands)
Money market funds included in cash and cash equivalents	$106,492	$106,492	$—	$—
Marketable securities:
U.S. Treasury notes	77,920	77,920	—	—
U.S. Government agency securities	24,655	24,655	—	—
Certificates of deposit	5,461	—	5,461	—
Corporate bonds	102,083	—	102,083	—
Commercial paper	22,715	—	22,715	—
Total money market funds and marketable securities	$339,326	$209,067	$130,259	$—
December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$65,589	$—	$—
Marketable securities:
U.S. Treasury notes	103,044	103,044	—	—
U.S. Government agency securities	31,075	31,075	—	—
Corporate bonds	23,970	—	23,970	—
Commercial paper	3,985	—	3,985	—
Total money market funds and marketable securities	$227,663	$199,708	$27,955	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, certificates of deposit, corporate bonds and commercial paper based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Cash, cash equivalents, restricted cash, and available-for-sale marketable securities

Cash, cash equivalents, and marketable securities included the following at September 30, 2024 and December 31, 2023:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in thousands)
As of September 30, 2024
Money market funds included in cash and cash equivalents	$106,492	$—	$—	$106,492
Marketable securities:
U.S. Treasury notes	77,846	74	—	77,920
U.S. Government agency securities	24,644	13	(2)	24,655
Certificates of deposit	5,449	12	—	5,461
Corporate bonds	102,077	55	(49)	102,083
Commercial paper	22,724	4	(13)	22,715
Total money market funds and marketable securities	$339,232	$158	$(64)	$339,326
As of December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$—	$—	$65,589
Marketable securities:
U.S. Treasury notes	102,966	81	(3)	103,044
U.S. Government agency securities	31,068	10	(3)	31,075
Corporate bonds	23,975	2	(7)	23,970
Commercial paper	3,985	—	—	3,985
Total money market funds and marketable securities	$227,583	$93	$(13)	$227,663

All of the Company’s marketable securities as of September 30, 2024 have a contractual maturity of one year or less.

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

The Company held $96.0 million and $44.2 million in marketable securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively. The unrealized losses at September 30, 2024 and December 31, 2023 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$112,525	$68,802
Restricted cash included in deposits and other non-current assets	2,874	1,593
Total cash, cash equivalents, and restricted cash	$115,399	$70,395

5. Accrued expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 consist of the following:

	As of September 30,	As of December 31,
	2024	2023

	(in thousands)
Employee compensation costs	$5,927	$6,614
Research and development costs	3,972	5,225
Accrued goods and services	530	4,229
Professional services	1,013	755
Total	$11,442	$16,823

6. Lease obligation

Operating Leases

As of September 30, 2024, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031 and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

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

In June 2024, the Company vacated its leased office and laboratory space in Cambridge, Massachusetts. The Company recorded an impairment charge of $2.8 million to operating expenses during the second quarter of 2024 as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million. On August 2, 2024, the Company executed the sublease of the Cambridge Facility. Payments received under the sublease are included in other income in the condensed consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2024, the Company recognized $0.2 million of other income from its sublease of the Cambridge Facility.

During the three and nine months ended September 30, 2024, the Company incurred lease expenses of $1.9 million and $8.0 million, respectively. During the three and nine months ended September 30, 2023, the Company incurred lease expenses of $0.9 million and $2.7 million, respectively, for operating leases. As of September 30, 2024, the weighted average remaining lease term was 4.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.8%.

7. Commitments, contingencies and other liabilities

As of September 30, 2024 and December 31, 2023, other current and non-current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2024	2023

	(in thousands)
Other current liabilities
Lease liability	6,979	3,200
Total other current liabilities	$6,979	$3,200

Other non-current liabilities
Lease liability	$38,368	$17,093
Other	1,000	1,001
Total other non-current liabilities	$39,368	$18,094

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provided up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement as amended in 2022 provides that the Company is obligated to repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability in the condensed consolidated balance sheet.

Litigation

The Company was not a party to any material legal matters or claims as of September 30, 2024, or December 31, 2023. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2024, or December 31, 2023.

8. Significant agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2023 consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023. During the three and nine months ended September 30, 2024, there were no material changes to the terms of the Company’s collaboration agreements with Neurocrine and the Company did not enter into any new collaboration or license agreements. On September 3, 2024, the Company entered into an amendment to its existing option and license agreement with Novartis dated March 4, 2022 (the “2022 Novartis Option and License Agreement”). The Company recorded collaboration revenue of $24.6 million and $4.6 million during the three months ended September 30, 2024 and 2023, respectively.

The Company recorded collaboration revenue of $73.7 million and $159.9 million during the nine months ended September 30, 2024 and 2023, respectively.

2022 Novartis Option and License Agreement

On September 3, 2024 (the “Amendment Effective Date”), the Company and Novartis entered into an amendment (the “Novartis Amendment”) to the 2022 Novartis Option and License Agreement. Pursuant to the Novartis Amendment, the Company and Novartis agreed to amend the 2022 Novartis Option and License Agreement to incorporate the grant from the Company to Novartis of an additional license (the “Novartis Direct License”) to a capsid discovered through the Company’s TRACER discovery platform (the “Novartis Direct Licensed Capsid”) for exclusive use with a certain gene (the “Novartis Direct License Target”) to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into products containing a payload directed to the Novartis Direct License Target (“Novartis Direct Licensed Products”). As a result of the Novartis Amendment, the Novartis Direct License Target is now deemed a Licensed Target under the 2022 Novartis Option and License Agreement, as such term is defined therein, and the Novartis Direct License is subject to all other terms and conditions applicable to licenses granted to Novartis under the 2022 Novartis Option and License Agreement. Novartis agreed to pay to the Company a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment, which was received in October 2024. The Company evaluated the Novartis Amendment under ASC 606 and recorded $15.0 million as collaboration revenue in the three months ended September 30, 2024 since the consideration reflected the standalone selling price of the license that was delivered on the Novartis Amendment date, and there were no remaining undelivered performance obligations under the original 2022 Novartis Option and License Agreement. The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $130.0 million for the first Novartis Direct Licensed Product to achieve the corresponding milestone. On a Novartis Direct Licensed Product-by-Novartis Direct Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Direct Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Direct Licensed Product.

2023 Neurocrine Collaboration Agreement

In April 2024, the Company announced that the joint steering committee with Neurocrine selected a development candidate for the glucocerebrosidase 1 gene therapy program for Parkinson’s disease and other GBA1-mediated diseases (the “GBA1 program”) under the collaboration and license agreement with Neurocrine entered into in January 2023 (the “2023 Neurocrine Collaboration Agreement”). The joint steering committee selection of a development candidate for the GBA1 Program triggered a $3.0 million milestone payment to the Company. The Company recorded the $3.0 million as collaboration revenue during the second quarter of 2024.

In September 2024, the Company announced that the joint steering committee with Neurocrine selected a development candidate in a gene therapy program for the potential treatment of an undisclosed neurological disease under the 2023 Neurocrine Collaboration Agreement, which triggered a $3.0 million milestone payment to the Company which was received in October 2024. The Company included the $3.0 million that had previously been constrained in the transaction price allocated to the program’s performance obligation in the three months ended September 30, 2024, accordingly, which resulted in a cumulative catch-up adjustment to collaboration revenue of approximately $2.0 million.

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

Related Party Collaboration Receivable

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities for the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement during the nine months ended September 30, 2024:

	Balance at			Balance at
	December 31, 2023	Additions	Deductions	September 30, 2024

	(in thousands)
Related party collaboration receivables	$3,341	$11,895	$(11,522)	$3,714
Contract liabilities:
Deferred revenue	$75,240	$1,592	$(42,050)	$34,782

The change in the related party collaboration receivable balance for the nine months ended September 30, 2024 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, for the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the period includes the recording of $1.6 million of deferred revenue during the nine months ended September 30, 2024 related to fixed transaction price allocation increases, offset by $42.1 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Research and development	$1,590	$919	$4,495	$2,472
General and administrative	1,844	1,959	6,553	5,636
Total stock-based compensation expense	$3,434	$2,878	$11,048	$8,108

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Stock options	$2,373	$2,021	$7,357	$5,587
Restricted stock awards and units	983	774	3,454	2,339
Employee stock purchase plan awards	78	83	237	182
Total stock-based compensation expense	$3,434	$2,878	$11,048	$8,108

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	1,370,897	$6.65
Granted	867,558	$8.15
Vested	(423,362)	$6.23
Forfeited	(198,076)	$6.68
Unvested restricted stock units as of September 30, 2024	1,617,017	$7.56

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. All of the restricted stock units granted in the nine months ended September 30, 2024 vest in equal amounts, annually over three years. The stock-based compensation expense related to restricted stock units was $1.0 million and $3.5 million for the three and nine months ended September 30, 2024, respectively. The stock-based compensation expense related to restricted stock units was $0.8 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $9.1 million, which is expected to be recognized over the remaining average vesting period of 2.1 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2024:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	7,425,444	$8.52
Granted	2,325,226	$7.79
Exercised	(86,100)	$4.11
Cancelled or forfeited	(793,242)	$11.69
Outstanding at September 30, 2024	8,871,328	$8.08	7.5	3,756
Exercisable at September 30, 2024	4,604,321	$8.51	6.4	2,777

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $20.1 million which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

10. Net (loss) income per share

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to include them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted common stock awards	—	22,500	—	22,500
Unvested restricted common stock units	1,617,017	1,312,727	1,617,017	714,164
Outstanding stock options	8,871,328	7,745,593	8,871,328	6,695,548
Total	10,488,345	9,080,820	10,488,345	7,432,212

Basic and diluted net (loss) income per share and diluted weighted-average shares outstanding are as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income (in thousands)	$(9,044)	$(25,901)	$(30,515)	$75,935
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	57,851,110	43,864,838	57,564,413	40,962,116
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding-basic	57,851,110	43,864,838	57,564,413	40,962,116
Common stock options and restricted stock units	—	—	—	1,648,608
Weighted average shares outstanding-diluted	57,851,110	43,864,838	57,564,413	42,610,724

Net (loss) income per share, basic:	$(0.16)	$(0.59)	$(0.53)	$1.85
Net (loss) income per share, diluted:	$(0.16)	$(0.59)	$(0.53)	$1.78

The pre-funded warrants issued in connection with the underwritten public offering discussed in Note 11 are included in basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2024.

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

12. Related-party transactions

During the three and nine months ended September 30, 2024, the Company received scientific advisory board and other scientific advisory services from Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2024, was $150,000 and $450,000, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2023 was $157,500 and $541,300, respectively. During the second quarter of 2023, the Company and Dr. Sah agreed to a fee of $50,000 per month for advisory services from Dr. Sah pursuant to an amendment to the Company’s consulting agreement with Dr. Sah that became effective in June 2023.

Under each of the Company’s collaboration agreements with Neurocrine, the Company and Neurocrine have agreed to conduct research, development, and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivables. As of September 30, 2024, the Company had approximately $3.3 million in related party collaboration receivables associated with the 2023 Neurocrine Collaboration Agreement and approximately $0.4 million in related party collaboration receivables associated with the 2019 Neurocrine Collaboration Agreement.

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

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023, and, if applicable, those included under Part II, Item 1A of our Quarterly Reports on Form 10-Q, that could cause actual future results or events to differ materially from the forward-looking statements that we make.

Overview

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our wholly-owned, prioritized pipeline programs include an anti-tau antibody for Alzheimer’s disease, or AD; a superoxide dismutase 1, or SOD1, silencing gene therapy for amyotrophic lateral sclerosis, or ALS; and a tau silencing gene therapy for AD. Our pipeline also includes other programs we wholly own and programs which we are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; and Neurocrine Biosciences, Inc., or Neurocrine, for the treatment of multiple other diseases of the central nervous system, or CNS.

Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier and enhanced CNS tropism in multiple species, including non-human primates. All of the gene therapies in our pipeline leverage novel capsids derived from TRACER™.

Recent developments for our pipeline programs are as follows:

●	Anti-Tau Antibody (VY7523 – formerly VY-TAU01) for the Treatment of Alzheimer’s Disease: Our lead product candidate is VY7523, an intravenously administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. We have completed enrollment and dosing in a Phase 1a single ascending dose, or SAD, trial of VY7523 in healthy volunteers and expect top-line safety and pharmacokinetic data in the first half of 2025. We expect to initiate a Phase 1b multiple ascending dose, or MAD, trial of VY7523 in patients with early AD in 2025, which has the potential to generate initial data for slowing the spread of pathological tau via tau positron emission tomography, or PET, imaging in the second half of 2026. An increasing body of clinical evidence implicates tau as a critical target in Alzheimer’s disease. We believe recent third-party data establish that an antibody targeting the appropriate epitope of tau can slow the accumulation of pathological tau in the brains of Alzheimer’s disease patients and may offer a clinically significant benefit in some patients, building on previous third-party clinical data from an antisense oligonucleotide-based tau silencing program.

●	SOD1 Silencing Gene Therapy Program for the Treatment of SOD1 ALS (VY9323): We are in preclinical development of our product candidate VY9323, an intravenously administered, specific vectorized siRNA transgene targeting SOD1 delivered using a TRACER Capsid. We completed a pre-investigational new drug, IND, meeting with the U.S. Food and Drug Administration, or FDA, for the VY9323 program in May 2024 and initiated Good Laboratory Practice toxicology studies in July 2024. We expect to submit an IND application to the FDA and clinical trial application, or CTA, to Health Canada for this program in mid-2025 and, if successful, to initiate a Phase 1 clinical trial in SOD1 ALS patients thereafter. We believe this clinical trial has the potential to generate proof-of-concept data for TRACER Capsids and for the treatment of SOD1 ALS based on biomarkers, including cerebrospinal fluid (CSF) SOD1 and plasma neurofilament.
●	Tau Silencing Gene Therapy Program for the Treatment of AD: We continue to expect to file an IND with the FDA and a CTA with Health Canada for our tau silencing gene therapy program in 2026.
●	2022 Novartis Option and License Agreement: On September 3, 2024, we entered into an amendment, or the Novartis Amendment, to the option and license agreement between us and Novartis dated March 4, 2022, or the 2022 Novartis Option and License Agreement. Pursuant to the Novartis Amendment, we granted to Novartis a direct license, or the Novartis Direct License, to a TRACER Capsid, or the Novartis Direct Licensed Capsid, for exclusive use with a certain gene, or the Novartis Direct License Target, to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into products containing a payload directed to the Novartis Direct License Target, or the Novartis Direct Licensed Products. Novartis agreed to pay us a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment which we received in October 2024.
●	2023 Neurocrine Collaboration Agreement: In September 2024, we announced that the joint steering committee, or JSC, with Neurocrine selected a development candidate in a gene therapy program for the potential treatment of an undisclosed neurological disease, triggering a $3.0 million milestone payment which we received in October 2024.

Collaboration and License Agreements

2023 Novartis Collaboration Agreement

On December 28, 2023, we entered into a license and collaboration agreement with Novartis, or the 2023 Novartis Collaboration Agreement, to (a) provide rights to Novartis with respect to certain TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy, or the Novartis SMA Program, and (b) collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease, or the Novartis HD Program, in each case, leveraging TRACER Capsids and other intellectual property controlled by us. We refer to products and product candidates developed under the Novartis SMA Program as Novartis SMA Program Products, and products and candidates developed under the Novartis HD Program as Novartis HD Program Products. With respect to the Novartis HD Program, the parties have agreed to conduct research and pre-clinical development of Novartis HD Program Products pursuant to a research plan, with Novartis reimbursing us for our activities thereunder in accordance with the agreed-to budget.

Under the 2023 Novartis Collaboration Agreement, Novartis paid us an upfront payment of $80.0 million. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $200.0 million for the Novartis SMA Program and up to an aggregate of $225.0 million for the Novartis HD Program, in each case for the first corresponding product to achieve the corresponding milestone. We are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $400.0 million for the Novartis SMA Program and up to an aggregate of $375.0 million for the Novartis HD Program and (b) tiered, escalating royalties in the high single-digit to low double-digit percentages of annual net sales of the Novartis SMA Program Products and the Novartis HD Program Products, subject to customary reductions. For a further description of the 2023 Novartis Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “2023 Novartis Collaboration Agreement.”

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

2022 Novartis Option and License Agreement

On March 4, 2022, or the 2022 Novartis Option and License Effective Date, we entered into the 2022 Novartis Option and License Agreement. Pursuant to the 2022 Novartis Option and License Agreement, we granted Novartis options, or the Novartis License Options, to license TRACER Capsids, or the Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize AAV gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Initial Licensed Products. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed programs targeting specified genes, or the Initial Novartis Targets. Novartis elected not to license a capsid for one Initial Novartis Target prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that we granted to Novartis in connection with this third Initial Novartis Target terminated, and all capsid rights with respect to that Initial Novartis Target returned to us.

On September 3, 2024 we entered into the Novartis Amendment. Pursuant to the Novartis Amendment, we agreed to amend the 2022 Novartis Option and License Agreement to incorporate the grant to Novartis of the Novartis Direct License to the Novartis Direct Licensed Capsid for exclusive use with the Novartis Direct License Target to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into Novartis Direct Licensed Products. We refer to the Novartis Initial Licensed Products and Novartis Direct Licensed Products collectively as Novartis Licensed Products. As a result of the Novartis Amendment, the Novartis Direct License Target is now deemed a Licensed Target under the 2022 Novartis Option and License Agreement, as such term is defined therein, and the Novartis Direct License is subject to all other terms and conditions applicable to other licenses granted to Novartis under the 2022 Novartis Option and License Agreement. Novartis agreed to pay us a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment which we received in October 2024. In connection with the Novartis Amendment, the parties acknowledged that Novartis’ prior rights to exercise options for any initial targets and additional targets as described in the 2022 Novartis Option and License Agreement, other than those that had previously been exercised, had expired as of the effective date of the Novartis Amendment.

We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first Novartis Initial Licensed Product for each Initial Novartis Target for which a Novartis License Option has been exercised to achieve the corresponding milestone. Additionally, we are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $130.0 million for the first Novartis Direct Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product. For a further description of the 2022 Novartis Option and License Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “2022 Novartis Option and License Agreement.”

2023 Neurocrine Collaboration Agreement

In January 2023, we entered into a collaboration agreement, or the 2023 Neurocrine Collaboration Agreement, with Neurocrine for the research, development, manufacture and commercialization of certain of our AAV gene therapy products. Under the 2023 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2023 Neurocrine Programs: a glucocerebrosidase 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, or the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs. Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2023 Neurocrine Program, in accordance with JSC-agreed upon workplans and budgets.

The 2023 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2023 Collaboration Products, under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. In September 2024, we announced that the JSC with Neurocrine selected a development candidate in a gene therapy program for the potential treatment of an undisclosed neurological disease under the 2023 Neurocrine Collaboration Agreement, which triggered a $3.0 million milestone payment to us. We received the $3.0 million during October 2024.

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

2019 Neurocrine Collaboration Agreement

In January 2019, we entered into a collaboration and license agreement with Neurocrine, or the 2019 Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program; a frataxin gene therapy program for Friedreich’s ataxia, or the FA Program, and two other undisclosed programs, which we refer to as the 2019 Discovery Programs. Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2019 Neurocrine Program, in accordance with JSC-agreed upon workplans and budgets.

The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the

2019 Collaboration Products, under (a) the FA Program of up to $195.0 million, and (b) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program. The JSC’s selection of a lead development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment to us, which we received in March 2024.

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

Alexion Option and License Agreement

In October 2021, we entered into an option and license agreement with Pfizer Inc., or Pfizer, pursuant to which we granted Pfizer options to receive an exclusive license to certain TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified transgene. Effective as of September 30, 2022, Pfizer exercised one option with respect to a capsid for a specified transgene for potential treatment of a rare neurological disease, and we granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the specified transgene.

Effective upon the closing of a transaction on September 20, 2023, Alexion (via Alexion Pharma International Operations Limited, or APIO) acquired all of Pfizer’s rights under the option and license agreement, which we refer to as the Alexion Agreement, and became the successor-in-interest to Pfizer thereunder. APIO subsequently assigned the Alexion Agreement to its affiliate AstraZeneca Ireland Limited, or AstraZeneca. Neither the acquisition by Alexion nor the subsequent assignment from APIO to AstraZeneca impacted the material terms of the Alexion Agreement.

Pursuant to an amendment to the Alexion Agreement effective as of September 30, 2024, we agreed to extend the research term thereunder until April 1, 2025, during which period we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER Capsids for potential use in the development of AAV gene therapies under the Alexion Agreement. For a further description of the Alexion Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement).”

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

Accumulated Deficit; Expenses

Despite reporting $132.3 million in net income for the year ended December 31, 2023, we have a history of incurring significant losses. As of September 30, 2024, we had an accumulated deficit of $291.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct clinical trials in connection with our anti-tau antibody program;
●	conduct preclinical development activities and initiate IND application-enabling studies and clinical trials in connection with our SOD1 ALS gene therapy program;
●	continue investing in our proprietary antibody program, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	increase our investment in and support for TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and expand our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement, our GBA1 Program pursuant to the 2023 Neurocrine Collaboration Agreement, and the Novartis HD Program pursuant to the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and

●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2024, we recognized $15.0 million of collaboration revenue from the Novartis Amendment, $7.7 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $0.9 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $1.0 million of collaboration revenue from the 2023 Novartis Collaboration Agreement. For the nine months ended September 30, 2024, we recognized $15.0 million of collaboration revenue from the Novartis Amendment, $46.8 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $8.6 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $3.4 million of collaboration revenue from the 2023 Novartis Collaboration Agreement.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the nine months ended September 30, 2024, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our SAD clinical trial to evaluate VY7523 (formerly referred to as VY-TAU01) which we initiated in the first half of 2024, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses. Our expenses will increase if:

●	we are required by the FDA or the European Medicines Agency or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in enrollment of participants in or completing our clinical trials or the development of our product candidates.

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

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the nine months ended September 30, 2024, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2024.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$24,629	$4,614	$20,015
Operating expenses:
Research and development	30,241	25,863	4,378
General and administrative	8,168	8,258	(90)
Total operating expenses	38,409	34,121	4,288
Other income, net:
Interest income	4,579	3,429	1,150
Other income	200	—	200
Total other income, net	4,779	3,429	1,350
Net loss before income taxes	$(9,001)	$(26,078)	$17,077

Collaboration Revenue

Collaboration revenue was $24.6 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$15.0 million of collaboration revenue from the Novartis Amendment;
●	$7.7 million under the 2023 Neurocrine Collaboration Agreement, which includes $2.0 million of revenue recognized in connection with the milestone payment triggered by the JSC's selection of a development candidate for a gene therapy program for the potential treatment of an undisclosed neurological disease;
●	$0.9 million with the 2019 Neurocrine Collaboration Agreement; and
●	$1.0 million with the 2023 Novartis Collaboration Agreement.

During the three months ended September 30, 2023, we recognized collaboration revenue in connection with the following agreements:

●	$3.1 million with the 2023 Neurocrine Collaboration Agreement; and
●	$1.5 million with the 2019 Neurocrine Collaboration Agreement;

Research and Development Expense

Research and development expenses increased by $4.4 million from $25.9 million for the three months ended September 30, 2023, to $30.2 million for the three months ended September 30, 2024. The increase in research and development expenses for the three months ended September 30, 2024 was primarily attributable to increased employee and consultant related costs associated with higher headcount in research and development functions, including targeted development team hires to support our advancing pipeline. In addition, we also had increased facilities costs related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, as compared to the three months ended September 30, 2023.

General and Administrative Expense

General and administrative expensed decreased by $0.1 million from $8.3 million for the three months ended September 30, 2023, to $8.2 million for the three months ended September 30, 2024. The consistent spend reflects continued disciplined expense management.

Other Income, net

Other income, net increased by approximately $1.4 million. The increase was primarily due to increased interest income on our marketable securities balances, as our marketable securities balance increased during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$73,723	$159,947	$(86,224)
Operating expenses:
Research and development	91,785	66,416	25,369
General and administrative	26,926	25,580	1,346
Total operating expenses	118,711	91,996	26,715
Other income, net:
Interest income	14,334	8,567	5,767
Other income	220	3	217
Total other income, net	14,554	8,570	5,984
Net (loss) income before income taxes	$(30,434)	$76,521	$(106,955)

Collaboration Revenue

Collaboration revenue was $73.7 million and $159.9 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$46.8 million with the 2023 Neurocrine Collaboration Agreement;
●	$15.0 million of collaboration revenue from the Novartis Amendment;
●	$8.6 million with the 2019 Neurocrine Collaboration Agreement; and
●	$3.4 million with the 2023 Novartis Collaboration Agreement.

During the nine months ended September 30, 2023, we recognized collaboration revenue in connection with the following agreements:

●	$79.0 million upon Novartis’ decision to exercise two Novartis License Options, along with the expiration of a third Novartis License Option, all of which were determined to be material rights in the 2022 Novartis Option and License Agreement;

●	$75.5 million with the 2023 Neurocrine Collaboration Agreement;
●	$5.2 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.3 million with other agreements.

Research and Development Expense

Research and development expense increased by $25.4 million from $66.4 million for the nine months ended September 30, 2023 to $91.8 million for the nine months ended September 30, 2024. The increase in research and development expense was primarily attributable to the following:

●	approximately $10.6 million for increased facility and other costs primarily related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024, along with the $2.8 million impairment charge on our leased office and laboratory space in Cambridge, Massachusetts;
●	approximately $7.9 million for increased employee and consultant related costs associated with higher headcount in research and development functions as compared to the same period in the prior year; and
●	approximately $5.8 million for external research and development costs related to increased program-related spending, particularly on our anti-tau antibody program and SOD1 program and spend on the Novartis HD Program.

General and Administrative Expense

General and administrative expense increased by $1.3 million from $25.6 million for the nine months ended September 30, 2023, to $26.9 million for the nine months ended September 30, 2024. The increase in general and administrative expense was primarily attributable to increased employee related costs and increased facilities costs.

Other Income, net

Other income, net increased by approximately $6.0 million. The increase was primarily due to increased interest income on our marketable securities balances, as our marketable securities increased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2024, the 2024 Public Offering resulted in net proceeds to the Company of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$(781)	$101,679
Investing activities	(67,656)	(168,476)
Financing activities	113,441	33,185
Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,004	$(33,612)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $0.8 million during the nine months ended September 30, 2024, compared to $101.7 million of net cash provided by operating activities during the nine months ended September 30, 2023. The increase was primarily due to our net loss during the 2024 period as compared to net income during the 2023 period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $67.7 million during the nine months ended September 30, 2024, compared to $168.5 million during the nine months ended September 30, 2023. The decrease was primarily due to increased proceeds from sales and maturities of marketable securities that partially offset purchases of marketable securities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $113.4 million during the nine months ended September 30, 2024, driven by proceeds from the issuance of common stock and pre-funded warrants in connection with the 2024 Public Offering and the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement. Net cash provided by financing activities during the nine months ended September 30, 2023 was driven by proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement.

Funding Requirements

Our expenses increased during the nine months ended September 30, 2024, as compared with the nine months ended September 30, 2023, as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates, including our Phase 1a SAD clinical trial to evaluate VY7523 initiated in the first half of 2024, and as we continue to perform our obligations in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution for our wholly-owned programs and to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators, as applicable. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to market conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $345.4 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2027. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our Phase 1a SAD clinical trial to evaluate VY7523 initiated in the first half of 2024;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the license agreement we entered into with Touchlight IP Limited in November 2022;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of September 30, 2024, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 8, 2024, we issued to an executive non-statutory stock options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $7.79 per share. On July 22, 2024, we issued to an executive non-statutory stock options to purchase an aggregate of 36,000 shares of our common stock at an exercise price of $8.77 per share. On August 28, 2024, we issued to an executive a non-statutory stock option to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $6.49 per share. Each of these options was made outside of our 2015 Stock Option and Incentive Plan as an inducement material to the recipient’s acceptance of an offer of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). On August 6, 2024, we filed a registration statement on Form S-8 under the Securities Act to register the shares of our common stock underlying these options.

ITEM 5.OTHER INFORMATION

(c) Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,” is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, for diversification or other personal reasons.

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

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.

		Type of	Nature of	Duration of Trading	Aggregate
	Action Taken	Trading	Trading	Trading	Number of
Name (Title)	(Date of Action)	Arrangement	Arrangement	Arrangement	Securities
Todd Carter, Ph.D. (Chief Scientific Officer)	Adoption (September 9, 2024)	Rule 10b5-1 trading arrangement for exercises of options and sales of shares	Sale	Until August 15, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 79,000 shares

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1*	First Amendment to Option and License Agreement, by and between Registrant and Novartis Pharma AG, dated September 3, 2024.					X

10.2*	First Amendment to Option and License Agreement, by and between Registrant and AstraZeneca Ireland Limited, dated September 30, 2024.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Date: November 12, 2024	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Nathan Jorgensen, Ph.D.
Nathan Jorgensen, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)