Form 10-K
period 2024-12-31
Voyager Therapeutics, Inc.
filed 2025-03-11
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $407.6 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 3, 2025, there were 55,206,885 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our proprietary adeno-associated virus, or AAV, gene therapy, antibody, and non-viral therapeutic product candidates;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform, our vectorized antibody platform, our non-viral therapeutics platform, and our proprietary antibody, gene therapy, vectorized antibody, and non-viral therapeutic programs;

●	our ability to identify and optimize product candidates, proprietary AAV capsids, and non-viral blood-brain-barrier shuttles;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG, or Novartis, and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);

●	our ongoing and planned clinical trials, preclinical development efforts, related timelines and studies;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug, or IND, applications for our programs;

●	our estimates regarding future revenue, expenses, contingent liabilities, existing cash resources, capital requirements and cash runway;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations including in the United States, the European Union, and other important geographies such as Japan; and

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives.

These forward-looking statements are only predictions, and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in “Part I, Item 1A - Risk Factors” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, strategic collaborations, licenses, joint ventures or investments we may make or enter into.

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

RISK FACTOR SUMMARY

Investment in our securities involves risk and uncertainties that you should be aware of when evaluating our business. The following is a summary of what we believe to be the principal risks facing our business, as more fully described under “Part I, Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

●	We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	Our AAV gene therapy, non-viral therapeutic, and other biological therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.
●	Regulatory requirements governing gene therapy, non-viral therapeutic, and other biological products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. VY7523, our anti-tau antibody candidate, is in early-stage clinical trials, and all of our other active product candidates are currently in preclinical development. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.
●	To date, substantially all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, and Alexion and from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	Our gene therapies, non-viral therapeutics, and other therapeutic modalities are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.
●	Our future success depends on our ability to retain key members of our management and research and development teams, and to attract, retain and motivate qualified personnel.

●	Our gene therapy and vectorized antibody approaches utilize vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our gene therapy product candidates.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

PART I

ITEM 1.      BUSINESS

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; Friedreich’s ataxia, or FA; Parkinson’s disease; and multiple other diseases of the central nervous system, or CNS. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous, or IV, dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; and Neurocrine Biosciences, Inc., or Neurocrine.

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD, and particularly on tau, which we view as a critically important AD target. Our wholly-owned prioritized pipeline includes two tau targeting programs: VY7523 (which we formerly referred to as VY-TAU01), an anti-tau antibody for AD, and VY1706, a tau silencing gene therapy for AD. VY7523 is currently in a Phase 1, multiple ascending dose, or MAD, clinical trial in early AD patients, from which we expect initial tau positron emission tomography, or PET, imaging data in the second half of 2026. The murine version of VY7523 reduced tau spread by more than 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. No serious adverse events, or SAEs, severe adverse events, or infusion reactions were reported, and the cerebrospinal fluid, or CSF, -to-serum ratio was 0.3%. VY1706 is advancing towards anticipated submission of an investigational new drug, or IND, application in 2026. VY1706 was selected as the development candidate for the tau silencing gene therapy program in November 2024. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram, or vg/kg, dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during the progression of AD. Our proprietary pipeline also includes early research initiatives to develop a vectorized anti-amyloid antibody for AD and a vectorized superoxide dismutase 1, or SOD1, knockdown gene therapy for SOD1 amyotrophic lateral sclerosis, or ALS.

We are also working with our collaboration partners on multiple programs. We are advancing seven gene therapy programs with Neurocrine. Development candidates were selected for three of these programs in 2024, resulting in milestone payments to us. We expect that Neurocrine will submit IND filings in 2025 for the two most advanced of these programs, a glucosylceramidase beta 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, and a frataxin, or FXN, gene therapy program for FA, or the FA Program. These two programs are particularly significant to us for two reasons: the subsequent clinical trials of these programs have the potential to establish human proof-of-concept for the TRACER Capsids, and we have the option to opt-in on co-development and co-commercialization in the United States for both products. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Novartis for three undisclosed CNS targets and to Alexion for one undisclosed rare neurological disease target. In total, these partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $8.2 billion in milestone payments across our partnered portfolio, including $2.9 billion in potential development milestone payments, as well as additional royalties.

All of the gene therapies in our wholly-owned and collaborative pipeline leverage TRACER. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS tropism in multiple species, including NHPs. We are also developing a second non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB.

Vision, Mission, and Strategy

Our vision is a world in which transformative treatments and cures are available to the millions afflicted with neurological diseases. Our mission is to create disease-modifying neurogenetic medicines by identifying validated targets, advancing multiple therapeutic modalities, and delivering them to the right areas within the central nervous system.

Our strategy is to leverage our expertise in BBB crossing and neuropharmacology, which we consider our key competitive advantages, to address the delivery hurdles that have constrained the neurology discipline. Our approach to leveraging genetics in the treatment of neurological diseases is centered on identifying and prioritizing programs for CNS diseases with:

●	high unmet need,
●	genetic targets validated by clinical or biological evidence,
●	an efficient path to establish human proof-of-biology leveraging biomarkers,
●	evidence of compelling preclinical pharmacology, and
●	commercial potential.

We seek to select and advance the optimal modality to treat each disease. This may include enzymes, antibodies, or oligonucleotides, which may be enhanced for BBB penetration by vectorization within a TRACER Capsid or, as the non-viral therapeutics platform matures, combination with a non-viral BBB shuttle. Ultimately, our goal is to either halt or slow disease progression or reduce symptom severity and therefore provide clinically meaningful impact to patients.

Overview of Our Pipeline

Our pipeline of programs is summarized in the table below:

Our Platforms

We have expertise in both viral and non-viral approaches to targeting therapeutics to the brain.

Viral Delivery

Our TRACER Capsid discovery platform is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the BBB and enhanced CNS tropism observed in multiple animal species, including NHPs. TRACER allows us to identify proprietary AAV capsids, the outer viral protein shells that enclose genetic material that makes up the vector payload. TRACER facilitates the selection of AAV capsids with enhanced tissue delivery characteristics, such as more effective delivery across the BBB and cell-specific transduction. We believe that these TRACER Capsids have the potential to significantly enhance the activity and safety of our single dose gene therapy product candidates, which we expect to be delivered with a single systemic IV infusion, as compared with conventional capsids, which often require delivery via more invasive procedures. We have leveraged the TRACER discovery platform to generate multiple families of TRACER Capsids with robust CNS tropism following IV delivery. We have presented data at scientific conferences demonstrating strong transduction to multiple areas within the brain and activity across multiple animal species. We have entered into agreements with collaboration partners and licensees including Neurocrine, Novartis, and Alexion to provide access our TRACER Capsids for the development and commercialization of AAV gene therapy candidates in specified indications.

Monoclonal Antibodies and Non-Viral Delivery

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

Separately, we have identified receptors for some of our TRACER Capsids and are conducting experiments to evaluate the potential to leverage these receptors to shuttle non-viral genetic medicines across the BBB. Our non-viral therapeutics platform is initially focused on the receptor Alkaline Phosphatase (ALPL, formerly called Receptor X), a highly conserved cell surface receptor expressed at the BBB that our scientists identified as responsible for mediating enhanced brain tropism of one family of TRACER Capsids.

Wholly-Owned Programs

Anti-Tau Antibody (VY7523) and Tau Silencing Gene Therapy (VY1706) for the Treatment of Alzheimer’s Disease

Disease Overview

Alzheimer’s disease is a progressive neurodegenerative disease estimated to affect 7 million people in the United States and up to 416 million people globally. The disease causes memory loss and may escalate to decreased independence, communication challenges, behavioral disorders such as paranoia and anxiety, and lack of physical control. In 2023, the total cost of caring for people living with Alzheimer’s and other dementias in the U.S. was estimated at $345 billion.

Our Focus on Tau

We view tau as a critically important target in the progression of AD. The spread of pathological tau as identified via tau PET imaging correlates closely to AD progression as measured by Braak clinical/pathologic staging. Further, recent third-party data have established that both an antibody and an antisense oligonucleotide knockdown approach can decrease accumulation of tau in the brain and potentially impact cognition.

Our Treatment Approach: VY7523 (Anti-Tau Antibody)

VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. We selected VY7523 as our lead humanized anti-tau antibody candidate to advance against AD, choosing it from a pool of more than 700 anti-tau antibodies. This selection was based on empirical preclinical data regarding the ability to inhibit the spread of pathological tau in a mouse model, as detailed below. We believe VY7523 is differentiated from other anti-tau antibodies based on selectivity for pathological tau and the epitope, the part of a foreign protein or antigen that is capable of generating an immune response, it targets, which is located in the C-terminal rather than the N-terminal, mid-domain, or microtubule binding region of the tau protein.

Preclinical Studies

Our proprietary anti-tau antibodies have shown favorable biophysical characteristics and strong activity in preclinical studies in mouse models. In the P301S seeding-propagation tauopathy mouse model, our C-terminal targeting anti-tau antibody blocked the seeding/propagation of filamentous tau and demonstrated substantial (greater than 70%) reduction of induced tau pathology. In March 2024, we presented data at the Alzheimer’s and Parkinson’s Diseases, or AD/PD, 2024 Conference demonstrating VY7523 was well-tolerated, and its serum pharmacokinetic profile was as expected in an NHP study. In September 2024, at the Wells Fargo 2024 Healthcare Conference, we presented head-to-head preclinical data for a murine surrogate of VY7523 vs. murine surrogates of other anti-tau antibodies. The data demonstrated that the murine surrogate of VY7523 (C-terminal directed) achieved significant reduction in spread of human pathological tau in the P301S mouse seeding model, as did the murine surrogate of bepranemab (mid-domain directed). No significant reduction was seen for murine surrogates of two N-terminal directed antibodies we evaluated that previously had failed their primary endpoints in clinical trials. We expect to present additional data on these findings at AD/PD 2025 Conference.

Program Status

We conducted a randomized, double-blind, placebo-controlled SAD trial to evaluate the safety, tolerability, and pharmacokinetics of single IV doses of VY7523 in 48 healthy male and female volunteers. This trial was conducted at a single site between May 2024 and February 2025. The primary objective of the trial was to characterize the safety and tolerability of VY7523 in healthy adult participants, and the secondary objectives were to characterize the pharmacokinetics of VY7523 in serum and CSF following single, escalating IV doses and to evaluate the immunogenicity of single, escalating IV doses of VY7523. The primary endpoints for the trial were incidence of treatment-emergent adverse events and clinically relevant changes from baseline in vital signs, electrocardiograms, or ECGs, and clinical laboratory parameters. The secondary endpoints for the trial were various serum pharmacokinetic parameters, CSF concentrations of VY7523, and incidence, level, and characterization of treatment-emergent anti-drug antibodies, or ADAs. VY7523 was generally well tolerated across all six ascending dose cohorts, meeting the primary objective of the trial, with no SAEs, severe adverse events, or infusion reactions reported. The most frequently reported adverse events were pruritus/itchy skin and scratching, headache, and chest pain. Secondary objectives of the trial were also met. Serum concentrations increased in a dose-proportionate manner, and the CSF-to-serum ratio was 0.3%, consistent with other monoclonal antibodies approved for the treatment of AD. We expect to present additional data on the SAD trial at an upcoming scientific conference.

In February 2025, Voyager initiated a MAD trial of VY7523. The MAD study is a randomized, double-blind, placebo-controlled trial to evaluate VY7523 in 52 patients with early AD (mild cognitive impairment due to AD or mild AD). This trial will be conducted at multiple clinical trial sites in the U.S. and Canada. The primary objective is to characterize the safety and tolerability of VY7523 in participants with early AD, and the secondary objectives are to characterize the pharmacokinetics of VY7523 in serum and determine CSF concentrations following multiple IV doses, to evaluate the ability of VY7523 to prevent the spread of pathological tau, and to evaluate the immunogenicity of multiple, escalating IV doses of VY7523. The primary endpoints for the trial are incidence of treatment-emergent adverse events and clinically significant changes from baseline in vital signs, ECGs, and clinical and laboratory parameters. The secondary endpoints for the trial are serum VY7523 concentrations at specified timepoints, various serum pharmacokinetic parameters, CSF concentrations of VY7523, changes to baseline measurements of pathological tau by tau PET imaging, and incidence and level of treatment emergent ADAs. Initial tau PET imaging data are expected in the second half of 2026. Additional secondary endpoints include immunogenicity and pharmacokinetic parameters.

Our Treatment Approach: VY1706 (Tau Silencing Gene Therapy)

VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized siRNA, specifically targeting tau mRNA.

Preclinical Studies

In March 2024, we presented data at the AD/PD 2024 Conference demonstrating that a single IV administration of our tau silencing gene therapy in mice expressing human tau resulted in broad AAV distribution across multiple brain regions and dose-dependent reductions in tau mRNA levels of up to 90%, which were associated with robust reductions in human tau protein levels across the brain. In an NHP study, a single IV 1.3E13 vg/kg dose of VY1706 resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during progression of AD. We expect to present additional data on these findings at AD/PD 2025.

Program Status

In November 2024, we nominated VY1706 as the development candidate for the tau gene silencing gene therapy program. We expect to file an IND for VY1706 in 2026.

SOD1 Silencing Gene Therapy Program for the Treatment of ALS

   Our SOD1 silencing gene therapy program is in preclinical development. We are no longer advancing VY9323, previously our lead development candidate for the program, in light of emerging three-month NHP data from a good laboratory practice toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program. We are currently assessing alternate payloads for the program. We anticipate that the program could combine the same intravenously-delivered TRACER Capsid utilized by VY9323 with an alternate SOD1 silencing payload.

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

Collaboration Programs

Friedreich’s Ataxia Program: VY-FXN01 (2019 Neurocrine Collaboration)

Disease Overview

Friedreich’s ataxia is a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. The typical age of onset is 10 to 12 years, and life expectancy is severely reduced with patients generally dying of neurological and cardiac complications between the ages of 35 and 45. According to the Friedreich’s Ataxia Research Alliance, there are approximately 5,000 patients living with the disease in the United States. While one treatment for Friedreich’s ataxia has recently been approved by the FDA, we believe there remains a significant unmet need.

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

Our Treatment Approach

We, and our collaboration partner Neurocrine, are seeking to develop an AAV gene therapy approach that we believe will deliver a functional version of the FXN gene to the sensory pathways through IV injection. We think this approach has the potential to improve balance, ability to walk, sensory capability, coordination, strength and functional capacity of Friedreich’s ataxia patients. Most Friedreich’s ataxia patients produce low levels of the frataxin protein, which although insufficient to prevent the disease, exposes the patient’s immune system to frataxin. This reduces the likelihood that the FXN protein expressed by AAV gene therapy will trigger a harmful immune response.

Preclinical Studies

We initially conducted preclinical studies in NHPs and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the spinal region following intrathecal injection. More recently, we conducted preclinical studies in NHPs with IV injection and achieved target FXN expression levels within sensory ganglia and the heart. The levels of FXN expression observed in the brain using an AAV vector were, on average, greater than FXN levels present in control normal human brain tissue. FXN expression was also observed in the cerebellar dentate nucleus, another area of the CNS that is often affected in Friedreich’s ataxia, and that is often considered difficult to target therapeutically.

Our Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, we are developing VY-FXN01 for the treatment of Friedreich’s ataxia. VY-FXN01 is currently in preclinical development. In February 2024, the Joint Steering Committee (“JSC”) with Neurocrine selected a development candidate combining an FXN gene replacement payload with a TRACER Capsid for the FA Program. We expect that Neurocrine will file an IND in 2025.

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

Our Treatment Approach

We believe that restoring Gcase activity may attenuate disease progression and potentially slow neurodegeneration. We anticipate delivering GBA1 via IV administration of an AAV gene therapy to enable widespread distribution to multiple affected brain regions and to avoid the need for more invasive approaches. We believe that the measurement of the Gcase substrates such as glucosylsphingosine as cerebrospinal fluid biomarkers may facilitate efficient clinical demonstration of proof-of-biology. Such substrates of the Gcase enzyme are elevated in the cerebrospinal fluid of Parkinson’s disease patients who harbor the GBA1 mutation, and we expect that substrate levels would be normalized if our gene therapy restores Gcase enzyme expression in the brain. This gene therapy may also have potential utility in idiopathic Parkinson’s disease, where there is evidence of loss of Gcase activity in the substantia nigra in Parkinson’s disease patients even in the absence of GBA1 mutations as well as evidence of lysosomal dysfunction in general.

Preclinical Studies

At the ASGCT 2022 Meeting, we presented preclinical data demonstrating CNS target engagement and delivery of therapeutically relevant levels of Gcase in a GBA1 loss of function mouse model, as well as sustained expression for three or more months following intravenous administration. At the AD/PD 2023 Conference, we presented new data from additional mouse efficacy studies showing that three potential development candidates each demonstrated significant improvement in several efficacy biomarkers. We presented data at the ASGCT 2023 Meeting summarizing the mouse findings and additional data from an NHP study showing that the administration of a reporter transgene via a single, IV dose using two novel BBB-penetrant AAV capsids demonstrated substantially improved biodistribution and gene expression compared to conventional AAV9 in the putamen and substantia nigra, two areas of the brain that are affected in Parkinson’s disease.

Program Status

Under the collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, we are developing gene therapy products directed to the gene that encodes GBA1 for the treatment of Parkinson’s disease and other diseases associated with GBA1, or the GBA1 Program. The GBA1 Program is currently in preclinical development. In April 2024, the Joint Steering Committee with Neurocrine selected a development candidate for the GBA1 Program. We expect that Neurocrine will file an IND in 2025.

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

We and Novartis have further agreed that all know-how created by either or both parties in the performance of the activities as undertaken pursuant to the performance of the Novartis HD Program plan or in the course of development, manufacture and commercialization of Novartis HD Program Products and all patent rights covering such know-how, or collectively, the 2023 Novartis Arising IP, is to be owned as follows: (i) we solely own all 2023 Novartis Arising IP comprised of know-how or other intellectual property rights related to any TRACER Capsid, including the use or manufacture of any TRACER Capsid, and that is created jointly by our representatives and representatives of Novartis or created solely by representatives of Novartis through the use of our confidential information; and (b) with respect to all other 2023 Novartis Arising IP, (i) we solely own all such 2023 Novartis Arising IP created solely by our representatives, (ii) Novartis solely owns all such 2023 Novartis Arising IP created solely by Novartis representatives; and (iii) the parties jointly own all such 2023 Novartis Arising IP created jointly by representatives of both Novartis and us.

Exclusivity

Subject to certain limitations and exceptions, we have agreed during the 2023 Novartis Collaboration Term not to (a) conduct any wholly-owned program or program on behalf of a third party that is directed to the development or commercialization of any capsids for use in any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on the gene agreed between the parties as the target of the Novartis SMA Program when packaged into a capsid and delivered to the appropriate cells; (b) develop or commercialize any competing Novartis HD Program Product intended to have a therapeutic effect on genes agreed between the parties as the targets of the Novartis HD Program; or (c) grant any third party any right, license, option, covenant not to assert or similar right, under any patents or know-how controlled by us or our affiliates (excluding an acquiring entity) as of the 2023 Novartis Collaboration Agreement Effective Date or during the 2023 Novartis Collaboration Term, that would enable a third party to do any of the foregoing.

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

2022 Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022, or the 2022 Novartis Option and License Effective Date, we entered into an option and license agreement with Novartis, or the 2022 Novartis Option and License Agreement. Pursuant to the 2022 Novartis Option and License Agreement, we granted Novartis options, or the Novartis License Options, to license TRACER Capsids, or the Novartis Licensed Capsids, for exclusive use in programs targeting three specified genes, or the Initial Novartis Targets, to develop and commercialize AAV gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Initial Licensed Products. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed programs targeting specified genes, or the Initial Novartis Targets. Upon Novartis’ exercise of the two Novartis License Options for Initial Novartis Targets, we granted Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into Novartis Initial Licensed Products. We also agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and a payload directed to the applicable Initial Novartis Target for use in an Initial Novartis Licensed Product. Novartis elected not to license a capsid for one Initial Novartis Target prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that we granted to Novartis in connection with this third Initial Novartis Target terminated, and all capsid rights with respect to that Initial Novartis Target returned to us.

On September 3, 2024, we entered into an amendment, or the Novartis Amendment, to the 2022 Novartis Option and License Agreement. Pursuant to the Novartis Amendment, we agreed to amend the 2022 Novartis Option and License Agreement to incorporate the grant to Novartis of a direct license, or the Novartis Direct License, to a TRACER Capsid, or the Novartis Direct Licensed Capsid, for exclusive use with a certain gene, or the Novartis Direct License

Target, to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into AAV gene therapy candidates comprised of the Novartis Direct Licensed Capsid and a payload directed to the Novartis Direct License Target, or Novartis Direct Licensed Products. We refer to (a) the two Initial Novartis Targets for which Novartis has exercised its Novartis License Options and the Novartis Direct License Target collectively as Novartis Licensed Targets, and (b) the Novartis Initial Licensed Products and Novartis Direct Licensed Products collectively as Novartis Licensed Products. As a result of the Novartis Amendment, the Novartis Direct License Target is now deemed a Licensed Target under the 2022 Novartis Option and License Agreement, as such term is defined therein, and the Novartis Direct License is subject to all other terms and conditions applicable to other licenses granted to Novartis under the 2022 Novartis Option and License Agreement. In connection with the Novartis Amendment, the parties acknowledged that Novartis’ prior rights to exercise options for any initial targets and additional targets as described in the 2022 Novartis Option and License Agreement, other than those that had previously been exercised, had expired as of the effective date of the Novartis Amendment.

Research Term

During the period commencing on September 3, 2024 and ending on September 3, 2026 with respect to the Novartis Direct License Target, or the Novartis Research Term, on a target-by-target basis, we have granted Novartis a non-exclusive research license to evaluate our TRACER Capsids for potential use, in combination with a payload directed the applicable Novartis Direct License Target. During the Novartis Research Term, as applicable, we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER Capsids. If we elect to do so, we have agreed to disclose performance characteristics of such new TRACER Capsids to Novartis on a rolling basis.

Novartis may, during the applicable Novartis Research Term, conduct additional evaluation of our capsid candidates and has the right to substitute any other TRACER Capsid for a Novartis Licensed Capsid.

Governance

Subject to our disclosure obligations described above, we and Novartis have agreed to conduct our respective research and evaluation activities independently, with communications being managed by two alliance managers comprised of a designee from each of the parties.

Development, Regulatory Approval, and Commercialization

Under the 2022 Novartis Option and License Agreement, Novartis is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Novartis Licensed Products. Novartis is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Novartis Licensed Product for each Novartis Licensed Target in (a) the United States and (b) at least three of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which we refer to as a Novartis Major Market Country, subject to certain limitations. Novartis is also required to use commercially reasonable efforts to commercialize each Novartis Licensed Product in the United States and at least three Novartis Major Market Countries where Novartis or its designated affiliates or sublicensees has received regulatory approval for such Novartis Licensed Product, subject to certain limitations.

During the Novartis Research Term, we have agreed to provide plasmids to Novartis for the production of TRACER Capsids for evaluation upon request. We have also granted Novartis a non-exclusive license, in addition to its target-exclusive licenses, under certain of our intellectual property described above, on a Novartis Licensed Capsid-by-Novartis Licensed Capsid basis, under certain of our know-how to exploit the applicable Novartis Licensed Capsid as incorporated into Novartis Licensed Products containing a payload directed to the corresponding Novartis Licensed Target.

Financial

Under the terms of the 2022 Novartis Option and License Agreement, Novartis paid us an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed Initial Novartis Targets. With Novartis’ option exercise on two Initial Novartis Targets, we received a $25.0 million option exercise payment in April 2023. Novartis paid us a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment, which we received in October 2024. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first Novartis Initial Licensed Product for each Initial Novartis Target for which a Novartis License Option has been exercised to achieve the corresponding milestone. Additionally, we are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $130.0 million for the first Novartis Direct Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages based on annual net sales of each Novartis Licensed Product incorporating the Novartis Licensed Capsids. The Novartis Licensed Targets are distinct from targets in our wholly-owned and partnered pipeline.

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

Exclusivity

Subject to certain limitations and exceptions, we have agreed (a) during the Novartis Research Term, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any of our capsids, or grant any third party or affiliate any right or license under our rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Licensed Targets; and (b) not to grant any third party or affiliate any right or license under our patents to exploit any Novartis Licensed Capsid for any of the Novartis Licensed Targets.

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

2023 Neurocrine Collaboration Agreement

Summary of Agreement

On January 8, 2023, we entered into the 2023 Neurocrine Collaboration Agreement for the research, development, manufacture and commercialization of the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address CNS diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs and, collectively with the GBA1 Program, the 2023 Neurocrine Programs.

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

Pursuant to mutually-agreed development plans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of us and Neurocrine, or the 2023 Discovery Period, and as overseen by the Joint Steering Committee that oversees our ongoing collaboration with Neurocrine, we are responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other non-clinical activities regarding the 2023 Collaboration Products. With the exception of one preclinical study where we agreed to share costs, Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2023 Neurocrine Program, in accordance with JSC-agreed upon workplans and budgets. If we breach our development responsibilities or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of our activities under such 2023 Neurocrine Program.

We have been granted the option, or a 2023 Co-Co Option, to co-develop and co-commercialize 2023 Collaboration Products in the GBA1 Program in the United States upon the occurrence of a specified event, or a 2023 Co-Co Trigger Event. Should we elect to exercise our 2023 Co-Co Option, we and Neurocrine agree to enter into a cost- and profit-sharing arrangement, or a 2023 Co-Co Agreement, whereby we and Neurocrine agree to jointly develop and commercialize 2023 Collaboration Products in the GBA1 Program, or 2023 Co-Co Products, in the United States and share equally in the GBA1 Program’s costs, profits and losses in the United States, with each party entitled to or responsible for 50% of profits and losses with respect to each 2023 Co-Co Product in the United States, subject to specified exceptions. The parties have agreed that the 2023 Co-Co Agreement will provide us the right to terminate the 2023 Co-Co Agreement for any reason upon prior written notice to Neurocrine and provide Neurocrine the right to terminate or amend the 2023 Co-Co Agreement upon a change of control under certain circumstances. In the event we exercise our 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of our share of profits until our obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off out of our 50% share of profits. The 2023 Co-Co Trigger Event is the date on which we receive topline data from the first clinical trial for a product candidate being developed for Parkinson’s disease pursuant to the GBA1 Program or if none, then another indication under the GBA1 Program.

Governance

Our research and development activities under the 2023 Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a 2023 Neurocrine Program-by-2023 Neurocrine Program basis, and overseen by the JSC, which is composed of an equal number of representatives from each of us and Neurocrine. The JSC may delegate matters within its authority to subcommittees of the JSC. In addition, the 2023 Collaboration Agreement establishes working groups to handle specified matters on a subject matter-by-subject matter basis. If a working group or subcommittee cannot agree on a matter within its purview within a specified time, such matter is to be referred sequentially to the JSC and then the executive officers of the parties. If the executive officers are not able to resolve the matter, then (a) with respect to the GBA1 Program, subject to specified exceptions, (i) Neurocrine has the right to resolve such matter prior to our exercise of our 2023 Co-Co Option for the GBA1 Program or in the event we elect not to exercise our 2023 Co-Co Option, and (ii) following the exercise by us of our 2023 Co-Co Option for the GBA1 Program, depending on the subject of such matter, either Neurocrine, in certain instances, or the parties jointly or the JSC, in other instances, would have the right to resolve such matter, and (b) with respect to the 2023 Discovery Programs, subject to specified exceptions, Neurocrine has the right to decide any unresolved matters relating to a 2023 Discovery Program that are within the JSC’s authority.

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

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million as consideration for an equity purchase of 4,395,588 shares of our common stock in February 2023. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. We agreed to forfeit certain milestones and royalties on net sales in the United States if we exercise the 2023 Co-Co Option. The JSC’s selection of the lead development candidate for the GBA1 Program in April 2024 triggered a $3.0 million milestone payment, which we received in May 2024. Additionally, the JSC’s selection of the development candidate for a 2023 Discovery Program in September 2024 triggered a $3.0 million milestone payment, which we received in October 2024.

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

Intellectual Property

Under the terms of the 2023 Neurocrine Collaboration Agreement, each party owns all right, title and interest in and to all patent rights or know-how controlled by such party and existing as of or before the Neurocrine Effective Date or created or acquired solely by or on behalf of such party (including through its or its affiliate’s representatives) after the Neurocrine Effective Date outside of its activities under the 2023 Neurocrine Collaboration Agreement. The parties have further agreed that all know-how created by either or both parties in the performance of the activities as undertaken pursuant to a development plan during the 2023 Discovery Period or in the course of development, manufacture and commercialization of Collaboration Candidates or products and all patent rights covering such know-how, or collectively the 2023 Neurocrine Arising IP, is to be owned as follows: (a) we solely own all 2023 Neurocrine Arising IP created jointly by representatives of us and Neurocrine that constitutes capsid know-how and capsid patent rights, and 2023 Neurocrine Arising IP created solely by representatives of Neurocrine through the use of our confidential information, including unpublished sequence information for our capsids; and (b) with respect to all other 2023 Neurocrine Arising IP, (i) we solely own all such 2023 Neurocrine Arising IP created solely by our representatives, (ii) Neurocrine solely owns all such 2023 Neurocrine Arising IP created solely by Neurocrine representatives; and (iii) the parties jointly own all such 2023 Neurocrine Arising IP created jointly by representatives of both Neurocrine and us. 2023 Neurocrine Arising IP owned by us is included in the license granted from us to Neurocrine described above.

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

Termination

Unless earlier terminated, the 2023 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last to expire 2023 Royalty Term with respect to all 2023 Collaboration Products worldwide or (b) the expiration or termination of any 2023 Co-Co Agreement. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement in its entirety or on a 2023 Neurocrine Program-by-2023 Neurocrine Program and/or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of any 2023 Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of any product to which the termination applies. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement with respect to a given 2023 Collaboration Product by providing written notice of termination to us within thirty days after complete readout of any clinical trial if the results of such clinical trial fail to meet the pre-specified primary endpoint(s) set forth in the applicable protocol or if there is a safety finding during the clinical trial relating to such 2023 Collaboration Product that either (i) is substantially irreversible or not monitorable in patients or (ii) results in Neurocrine’s decision to designate such 2023 Collaboration Product as a terminated product under the 2023 Collaboration Agreement.

We may terminate the 2023 Neurocrine Collaboration Agreement with respect to a particular patent right of ours, if Neurocrine challenges the validity or enforceability of such patent right. Subject to a cure period, either party may terminate the 2023 Neurocrine Collaboration Agreement in the event of a material breach in whole or in part, subject to specified conditions.

2019 Neurocrine Collaboration Agreement

In January 2019, we entered into the 2019 Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program; the FA Program; and other undisclosed programs, or the 2019 Discovery Programs. On February 2, 2021, Neurocrine notified us that it had elected to terminate the 2019 Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective as of August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. The 2019 Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine thereunder regarding the VY-AADC Program expired and we regained worldwide intellectual property rights regarding the VY-AADC Program.

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

In connection with the June 2019 termination of the collaboration agreement with Sanofi Genzyme Corporation, we gained ex-U.S. rights to the FA program. We subsequently transferred the ex-U.S. rights to the FA Program to Neurocrine pursuant to the 2019 Neurocrine Collaboration Agreement. To facilitate our transfer of the ex-U.S. rights to the FA Program to Neurocrine, we and Neurocrine amended the 2019 Neurocrine Collaboration Agreement, and we received a $5.0 million payment from Neurocrine.

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

Upon the occurrence of a 2019 Transition Event for each 2019 Neurocrine Program, Neurocrine agreed to assume responsibility for development, manufacturing and commercialization activities for such 2019 Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For the FA Program, we were granted the option, or the 2019 Co-Co Option, to co-develop and co-commercialize the FA Program upon the occurrence of a specified event, or the 2019 Co-Co Trigger Event. We agreed, were we to exercise the 2019 Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine, or the 2019 Co-Co Agreement, and (a) jointly develop and commercialize 2019 Collaboration Products for the FA Program, or 2019 Co-Co Products, (b) share in its costs, profits and losses, and (c) forfeit certain milestones and royalties on net sales in the United States during the effective period of the 2019 Co-Co Agreement. The 2019 Transition Events are (x) with respect to the FA Program, our receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate; and (y) with respect to each 2019 Discovery Program, the preparation by us and the approval by Neurocrine of an IND application to be filed with the FDA by Neurocrine for the first development candidate in such 2019 Discovery Program. The 2019 Co-Co Trigger Event is the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

Under the 2019 Neurocrine Collaboration Agreement, subject to exceptions specified, we and Neurocrine agreed that profits and losses under the 2019 Co-Co Option would be allocated 60% to Neurocrine and 40% to us for a 2019 Collaboration Product. The parties agreed that the 2019 Co-Co Agreement would provide us the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon our change of control.

Governance

Our research and development activities under the 2019 Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, which is composed of an equal number of representatives from the parties. The JSC may delegate matters within its authority to subcommittees of the JSC. In addition, the 2019 Neurocrine Collaboration Agreement establishes working groups to handle specified matters on a subject matter-by-subject matter basis. If a working group or subcommittee cannot agree on a matter within its purview within a specified time, such matter is to be referred sequentially to the JSC and then the executive officers of the parties. If the executive officers are not able to resolve the matter, then (a) with respect to the FA Program, subject to specified exceptions, (i) Neurocrine has the right to resolve such matter prior to our exercise of the 2019 Co-Co Option with regard to an applicable 2019 Co-Co Product or if the 2019 Co-Co Option expires or goes unexercised and (ii) following the timely exercise by us of the 2019 Co-Co Option, depending on the subject of such matter, either Neurocrine, in certain instances, or the parties jointly or the JSC, in other instances, would have the right to resolve such matter, and (b) with respect to 2019 Discovery Programs, subject to specified exceptions, Neurocrine has the right to resolve such matter.

Candidate Selection

The parties have committed to agree on a list of up to eight target genes from which Neurocrine has the right to nominate targets for the two 2019 Discovery Programs. The targets nominated for the 2019 Discovery Programs must be approved by a consensus of the JSC or the executive officers. We completed the nomination process with Neurocrine, and the JSC approved the two targets for development under the 2019 Discovery Programs. The two targets are currently under development.

Manufacturing

Prior to the 2019 Transition Event for a 2019 Neurocrine Program, we are responsible for the manufacture of any 2019 Collaboration Products for the 2019 Neurocrine Program. Following the Transition Event, the parties shall negotiate the manufacturing and supply responsibilities, subject to the terms of the 2019 Co-Co Agreement, if applicable.

Financial Terms

Under the terms of the 2019 Neurocrine Collaboration Agreement, Neurocrine paid us an upfront payment of $115.0 million. In connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for 2019 Collaboration Products under (a) the FA Program of up to $195.0 million, and (b) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. The JSC’s selection of the development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment, which we received in March 2024. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program.

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

Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement)

Summary of Agreement

We are party to an option and license agreement, or the Alexion Agreement, with Alexion. We initially entered into the Alexion Agreement with Pfizer, Inc., or Pfizer, on October 1, 2021, or the Alexion Agreement Effective Date. However, Alexion (via Alexion Pharma International Operations Limited, or APIO) later acquired all of Pfizer’s rights under the Alexion Agreement and became the successor-in-interest to Pfizer thereunder effective upon the closing of a definitive purchase and license agreement between Pfizer and Alexion on September 20, 2023. APIO subsequently assigned the Alexion Agreement to its affiliate AstraZeneca Ireland Limited, or AstraZeneca. Neither the acquisition by Alexion nor the subsequent assignment from APIO to AstraZeneca impacted the material terms of the Alexion Agreement. Pursuant to the Alexion Agreement, we have granted Alexion an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize AAV gene therapy products for the potential treatment of a rare neurological disease comprised of a TRACER Capsid, or the Alexion Licensed Capsid, and a specified transgene, or the Alexion Transgene. We refer to such AAV gene therapy products as Alexion Licensed CNS Products.

Prior to Alexion’s acquisition of all of Pfizer’s rights under the Alexion Agreement, we had granted Pfizer the right to exercise up to two options to license TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER Capsid and a specified transgene. Effective as of September 30, 2022, Pfizer exercised its option with respect to a TRACER Capsid for a specified transgene for potential treatment of a rare neurological disease. All of Pfizer’s rights in connection with such option exercise were transferred to Alexion as discussed above. Pfizer did not exercise its option with respect to any TRACER Capsid for a specified transgene for the potential treatment of a cardiovascular disease. As result, all rights to any TRACER Capsids for that cardiovascular disease reverted to us in accordance with the terms of the Alexion Agreement.

Research Term

The Alexion Agreement provides for a research term commencing on the Alexion Agreement Effective Date and expiring on April 1, 2025 (which was initially set to expire on September 30, 2024, but was extended until such date pursuant to an amendment to the Alexion Agreement effective as of September 30, 2024), or the Alexion Research Term. Until the expiration of the Alexion Research Term, while we are not obligated to conduct additional research activities to identify additional TRACER Capsids that may be useful for AAV gene therapies for the treatment of rare neurological diseases, we have agreed to continue to disclose to Alexion, on a rolling basis, the performance characteristics identified for all such TRACER Capsids, if and when available. Alexion may, during the Alexion Research Term, conduct additional evaluations of such TRACER Capsids and has the right to substitute any other TRACER Capsid for the TRACER Capsid that is currently licensed under the Alexion Agreement.

Development, Regulatory Approval and Commercialization

Under the Alexion Agreement, Alexion is solely responsible for, and has sole decision-making authority with respect to, development and commercialization of the Alexion Licensed CNS Products. Alexion is required to use commercially reasonable efforts to develop and obtain regulatory approval for at least one Alexion Licensed CNS Product in (a) the United States and (b) at least one of the following countries: the United Kingdom, France, Germany, Italy, Spain and Japan, each of which we refer to as an Alexion Major Market Country, subject to certain limitations. Alexion is also required to use commercially reasonable efforts to commercialize each Alexion Licensed CNS Product in the United States and at least one Alexion Major Market Country where Alexion or its designated affiliates or sublicensees has received regulatory approval for such Alexion Licensed CNS Product, subject to certain limitations.

Intellectual Property

Under the terms of the Alexion Agreement, each of the parties owns the entire right, title, and interest in and to all patents or know-how controlled by such party and existing as of or before the effective date of the Alexion Agreement, or invented, developed, created, generated or acquired solely by or on behalf of such party after such effective date.

Exclusivity

Subject to certain specified exceptions, any patents and know-how that are invented or otherwise developed jointly by or on behalf of the parties during the term of the Alexion Agreement and in the course of our and Alexion’s activities under the Alexion Agreement will follow inventorship under U.S. patent law. Subject to certain limitations and exceptions, we have agreed (a) during the Alexion Research Term, not to conduct any internal program or program on behalf of a third party that is directed to development or commercialization of any capsid candidates, or grant any third party or affiliate any right or license under our rights in such capsid candidates to exploit any therapeutic product, in combination with any Alexion Transgene, in any indication for therapeutic, diagnostic and prophylactic human and veterinary use; and (b) not to grant any third party or affiliate any right or license under our patents to exploit any licensed capsid in combination with any Alexion Transgene.

Financial

Prior to Pfizer’s transfer of its rights under the Alexion Agreement to Alexion, Pfizer paid us an upfront payment of $30.0 million in October 2021, and an additional fee of $10.0 million in connection with its exercise of an option. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Alexion Licensed CNS Product to achieve the corresponding milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

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

We expect that our TRACER discovery platform, non-viral therapeutics platform, and preclinical programs will compete with a variety of therapies in development, including:

●	Our anti-tau antibody and tau silencing gene therapy programs for AD will potentially compete with tau antibodies being developed by Lundbeck LLC, Merck & Co., Inc. in collaboration with Teijin Limited, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., UCB S.A., Bristol-Myers Squibb Company in collaboration with Prothena Corporation plc, along with several other companies, as well as an antisense oligonucleotide program being developed by Ionis Pharmaceuticals, Inc. in collaboration with Biogen Inc.;
●	Our program for a monogenic form of ALS will potentially compete with tofersen being developed by Biogen Inc., in collaboration with Ionis Pharmaceuticals, Inc., and gene therapies being developed by Novartis Gene Therapies, Inc. and uniQure, Inc.;
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen Inc., Dyno Therapeutics, Inc., Kate Therapeutics Inc., Sangamo Therapeutics, Inc., and Shape Therapeutics Inc; and

●	Our non-viral therapeutics platform will potentially compete with a variety of companies developing non-viral shuttles for the delivery of genetic medicines to the CNS, including: ABL Bio, Inc. in collaboration with Sanofi S.A., Aliada Therapeutics, Inc. (acquired by AbbVie Inc.), Arrowhead Pharmaceuticals, Inc. in collaboration with Sarepta Therapeutics, Inc., BioArctic AB in collaboration with Eisai Co., Ltd., Denali Therapeutics Inc., F. Hoffmann-La Roche Ltd, JCR Pharmaceuticals Co., Ltd., and Souffle Therapeutics, Inc.

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies, Inc., Akouos, Inc. (acquired by Eli Lilly and Company, or Eli Lilly), Alcyone Therapeutics, Inc., Amicus Therapeutics, Inc., Asklepios BioPharmaceutical, Inc. (acquired by Bayer AG), Astellas Gene Therapies, Inc., Beacon Therapeutics Holdings Limited, Biogen, Inc., BioMarin Pharmaceutical Inc., Encoded Therapeutics, Inc., GenSight Biologics S.A., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc. (acquired by AstraZeneca), MeiraGTx Ltd., Neurogene Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer Inc., Prevail Therapeutics Inc. (acquired by Eli Lilly), REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences Inc., Spark Therapeutics, Inc. (acquired by Genentech, Inc.), Taysha Gene

Therapies, Inc. and uniQure, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

Manufacturing

The manufacture of gene therapy, non-viral therapeutic, and other biological products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future AAV gene therapy trials we have developed a proprietary HEK 293 transient transfection manufacturing process that is scalable for large scale AAV manufacturing – both for preclinical research activities and clinical and commercial manufacturing. We continuously innovate and develop advanced manufacturing technologies to enable high yields and product quality, and we manufacture preclinical AAV material for large animal studies at our onsite, state-of-the-art chemistry, manufacturing, and controls, or CMC, development facility. Our current AAV gene therapy manufacturing process is being transferred to our contract manufacturing organizations to enable clinical current good manufacturing practice, or cGMP manufacturing.

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

We own at least 421 pending patent applications and at least 113 patents have issued in the United States and foreign jurisdictions. We co-own at least 33 pending patent applications and at least 13 patents have issued from these co-owned families in the United States and foreign jurisdictions. At least nine patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, at least 17 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, at least 63 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with at least 43 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our product candidates and business. We seek U.S. and international patent protection for a variety of technologies, including: AAV-based biological products and constructs, antibodies, non-viral therapeutic modalities, methods of delivering said AAV-based biological products and constructs, antibodies and non-viral modalities, methods of treating diseases of interest, as well as methods of engineering and manufacturing of the same. We also intend to seek patent protection or rely upon know-how and trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Tauopathies

We own 10 pending patent families directed to antibodies to tau and vectorized forms thereof with 43 pending patent applications. Patents that grant from these families are generally expected to commence expiration in 2037, with some later filed applications commencing expiration in 2040, 2041, 2042, 2043, 2044, and 2045 all of which are subject to possible patent term extensions.

We own five pending patent families to RNA inhibitors for treating tauopathies with seven pending non-provisional patent applications and three pending provisional applications. Patents that grant from this family are generally expected to commence expiration in 2043, 2044, and 2045, subject to possible patent term extensions.

Friedreich’s Ataxia

We own six pending patent families with two granted patent and 25 patent applications and we co-own one pending patent family with seven patent applications and 1 granted patent directed to AAVs encoding frataxin constructs for the treatment of Friedreich’s ataxia. Patents that grant from these patent families are generally expected to commence expiration in 2036, with some later filed applications commencing expiration in 2038, 2039, 2040, and 2044, all of which are subject to possible patent term extensions.

GBA1 Gene Therapy

We own eight pending patent families with 27 pending patent applications directed to AAVs encoding GBA1 for the treatment of Parkinson’s disease, Gaucher disease, and dementia with Lewy Bodies. Patents that grant from this patent family are expected to commence expiration in 2041, 2042, 2043, 2044, and 2045, subject to possible patent term extensions.

Huntington’s Disease

We own four pending patent families with 10 granted patents and 21 patent applications directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to commence expiration in 2037, with some applications expiring in 2038 and 2040, all of which are subject to possible patent term extensions.

Parkinson’s Disease

We own three pending patent families with nine issued patents and at least 21 patent applications directed to AAV constructs encoding the gene AADC for therapeutic uses. Patents that grant from these patent families are generally expected to commence expiration in 2035, 2038, and 2039, subject to possible patent term extensions.

ALS

We own seven pending patent families and have 22 issued patents and 31 patent applications directed to targeting SOD1 for the treatment of ALS. We co-own an eighth patent family with six pending patent applications directed to pharmaceutical compositions and methods for the treatment of ALS to protect our intellectual property arising from a funded grant from The Amyotrophic Lateral Sclerosis Association. Patents that grant from these patent families are generally expected to commence expiration in 2035, with some applications expiring in 2038, 2039, 2040, 2042, and 2044, all of which are subject to possible patent term extensions.

Capsids

We own two patent families pending in the United States and foreign jurisdictions that are directed to the TRACER discovery platform for selection of AAV capsids with BBB crossing and cell-specific transduction properties. In these two pending patent families directed to the TRACER discovery platform, there are one granted patent and 12 pending applications, which are generally expected to commence expiration in 2039 and 2041, respectively, subject to possible patent term extensions.

We also own 11 pending patent families comprising 87 pending U.S. and foreign applications and one granted U.S. patent, as well as one pending provisional application directed to capsid variants identified using the TRACER discovery platform showing improved properties over their wild-type AAV counterparts. Patents that grant from these patent families and pending provisional applications are generally expected to commence expiration in 2041, 2042, 2043, 2044, and 2045, subject to possible patent term extensions.

We own at least 12 patent families comprising 20 pending non-provisional applications and we co-own three provisional applications directed to constructs containing TRACER Capsids in combination with specific payloads for treatment of CNS and other indications. Patents that grant from these pending provisional and non-provisional applications are generally expected to commence expiration in 2042, 2043, 2044, and 2045, subject to possible patent term extensions.

We also own one patent family pending in the United States and foreign jurisdictions directed to capsid variants generated using other methodologies. In this pending patent family, there are four granted patents and 9 pending patent applications. Patents that grant from this patent family are generally expected to commence expiration in 2038, subject to possible patent term extensions. We also co-own two patent families directed to other capsid variants. In these two pending patent families there are three pending applications. Patents that grant from these patent families are generally expected to commence expiration in 2039 and 2040, subject to possible patent term extensions.

Non-Viral Therapeutics

We own one pending patent family with six pending non-provisional patent applications directed to ligands to capsid receptors. Patents that grant from these pending non-provisional applications are generally expected to commence expiration in 2044, subject to possible patent term extensions.

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

Vector and Genome Engineering

We own three patent families with 52 issued patents (including 15 patents in European countries) and 36 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to commence expiration in 2035, 2037, and 2038, which are all subject to possible patent term extensions.

We own one patent family with one patent application directed to genome engineering. Patents that grant from this patent family are generally expected to commence expiration in 2040, subject to possible patent term extensions.

Production; Chemistry, Manufacturing, and Controls

We own 21 pending patent families with 10 granted patents and at least 55 pending patent applications directed to AAV production and CMC. Patents that grant from the earliest filed patent families are generally expected to commence expiration in 2035 and patents that grant from the latest filed patent families are generally expected to commence expiration in 2042, all of which are subject to possible patent term extensions. We co-own one pending patent family with ten granted patents and eight pending patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to commence expiration in 2037, subject to possible patent term extensions.

Other

We own two pending patent families with four pending patent applications directed to AAVs encoding HER2 antibodies for treating metastatic HER2 positive cancers. Patents that grant from these patent families are generally expected to commence expiration in 2042 and 2043, subject to possible patent term extensions.

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

We have licensed four families of patents and patent applications, in the field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. Two of the four families of patents and applications are exclusively licensed and comprise 3 granted patents and seven applications in the United States and other territories. Two of the four families of patents and applications are non-exclusively licensed and comprise three granted patents in the United States. Patents that grant from these patent families are generally expected to expire between 2025 and 2036, subject to possible patent term extensions.

We have exclusively licensed one family of patents and patent applications directed to AAV capsids from the University of Massachusetts. In this pending patent family, there are 14 granted patents and two pending patent applications. Patents that grant from this patent family are generally expected to commence expiration in 2031, subject to possible patent term extensions.

We have non-exclusively licensed two pending patent families from Ablexis, LLC. These families of patents and patent applications are pending and/or granted in the United States and other territories and comprise 52 granted patents and one pending application. Patents that grant from these patent families are generally expected to expire between 2029 and 2031, subject to possible patent term extensions.

We have non-exclusively licensed two pending patent families directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise eight granted patents and one pending application. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to commence expiration in 2034 and 2036, subject to possible patent term extensions.

We have non-exclusively licensed three pending patent families directed to microRNA detargeting from the University of Pennsylvania. These families of patent applications are pending in the United States and internationally and comprise at least 41 applications. Patents that grant from these patent families are generally expected to commence expiration in 2039, 2041, and 2042, subject to possible patent term extensions.

Trademark Protection

We have registered trademarks and service marks or pending trademarks and service mark applications in the United States and a number of other countries for the in the marks VOYAGER and VOYAGER (with design elements), which we presently use or may use in connection with our pharmaceutical research and development services and our biological preparations for gene therapy for the treatment of various diseases.

We also own registrations in the United States and United Kingdom, for the mark TRACER for services including, among others, “research and development of platform technologies for genetic delivery of therapies and pharmaceutical via adeno-associated virus (AAV) capsids.”

In connection with the ongoing development and advancement of our products and services in the U.S. and in various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. We plan to register trademarks in connection with our biological products.

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

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to the FDA’s GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	preparation of clinical trial material in accordance with cGMPs;

●	design of a clinical protocol and submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, including payment of application user fees;

●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA inspection of the nonclinical and clinical study sites that generated the data in support of the BLA;

●	potential FDA Advisory Committee meeting to elicit expert input on critical issues;

●	payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;

●	FDA review and approval of the BLA, authorizing licensure of the biological product for marketing of the product in the US for one or more indications; and

●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post approval studies.

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

An IRB representing each institution participating in the clinical trial must also review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB, which must operate in compliance with Health and Human Services, or HHS, and FDA regulations, must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects before the study can commence at the institution and must monitor the trial until completed. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Phase 3 clinical trials proceed if the prior clinical trials demonstrate that the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken in the proposed patient population to provide evidence of clinical efficacy and safety. A well-controlled, statistically robust Phase 3 clinical trial is designed to deliver the data that regulatory authorities will use to decide whether or not to approve the product candidate, and, if approved, how to appropriately label a new biologic product. Such Phase 3 clinical trials are referred to as “pivotal” trials.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. The Final Rule also implemented reporting requirements for results of clinical trials listed on clinicaltrials.gov. Although the FDA has historically not enforced these reporting requirements, the FDA has, as of December 19, 2024, issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

Clinical Studies Outside of the United States in Support of FDA Approval

In connection with the clinical development of our programs, we may conduct trials at sites outside of the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an NDA or a BLA. Specifically, the studies must be conducted in accordance with GCPs, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Interactions with the FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, a sponsor is given the opportunity to meet with the FDA at certain points in the clinical development program. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as end of Phase 2, or EOP2, meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A Type D meeting is focused on a narrow set of issues and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges early in the development of an investigational product.

At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether an NDA or BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The agency may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the agency following its acceptance for filing of the NDA or BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Gene Therapy Products

We expect that the procedures and standards applied to gene therapy products will be applied to any gene therapy product candidates we may develop. The FDA has defined a gene therapy product as one that seeks to modify or manipulate the expression of a gene or to alter the biological properties of living cells for therapeutic use. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, or OTP. The FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including the Novel and Exceptional Technology and Research Advisory Committee, or the NExTRAC, also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies, including a draft guidance issued in November 2024 to address frequently asked questions surrounding the development of cellular and gene therapy products. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, the guidance documents provide the FDA’s current thinking on, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA has typically recommended that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a five-year period. The FDA recommends that these long-term follow-up studies include, at a minimum, five years of annual physical examinations followed by annual queries, either in-person or by phone or written questionnaire, for the remaining observation period.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless granted a deferral or waiver. The sponsor must submit an initial pediatric study plan within 60 days of an EOP2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. A waiver may be granted when the disease or condition does not occur in pediatrics. Unless otherwise required by regulation, the pediatric data requirements generally do not apply to products with orphan designation although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Submission of a BLA to the FDA

FDA approval is required before any new biologic product can be marketed in the United States. Thus, assuming successful completion of all required preclinical and human testing in accordance with all applicable regulatory requirements, detailed product information is submitted to the FDA in the form of a BLA. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a significant user fee unless an exception or waiver applies, such as the first application filed by a small business or BLAs for product candidates designated as orphan drugs, unless the product candidate includes an indication that is not for a rare disease or condition. For federal fiscal year 2025, the application user fee is $4,310,002 for an application requiring clinical data, and the sponsor of a licensed BLA is subject to an annual program fee, which for fiscal year 2025 is $403,889.

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

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs when funding from PDUFA fee payments was exhausted.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA or NDA. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial, or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of the approvability of the application for the investigational product.

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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. For those seeking to challenge the FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL, or they may file a request for reconsideration or a request for a formal dispute resolution. During the product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but this legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

Further, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but each may help expedite the development or approval process governing product candidates.

●	Fast Track Designation. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, this designation enables a company to petition FDA to initiate review of sections of a NDA or BLA application before the application is complete, a process known as rolling review.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.
●	Accelerated approval. Biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing studies or clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of all promotional materials.

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

●	Regenerative Medicine Advanced Therapy (RMAT) designation. With the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of a different therapy for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan-drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same therapy in the same indication as defined by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Under the statutory sunset provisions for the Rare Pediatric Disease PRV Program, the FDA was authorized to award a PRV for an approved rare pediatric disease product application if the rare pediatric disease designation was granted by December 20, 2024, and the BLA or NDA for that product is approved before September 30, 2026. This program was not reauthorized by the Congress in 2024, although there appears to be Congressional support for doing so during the next Congressional session.

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

The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiry dates to FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Other Healthcare Laws

Although we currently do not have any products on the market, we will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states in which we conduct our business, if and when our product candidates are approved by the FDA and subject to federal healthcare reimbursement. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. In addition, the U.S. Foreign Corrupt Practices Act, or FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new DOJ FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the Executive Order directs her to assess whether “remedial measures” related to past FCPA actions are warranted. The implications of this action are not clear.

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

During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) that were designed to further implement the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical Price Reform

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been United States congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Five states (Colorado, Florida, Maine, New Hampshire and New Mexico) have submitted Section 804 Importation Program proposals to the FDA, and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies is expected to occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products, and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

Our Corporate Information

We were incorporated under the laws of Delaware in June 2013. Our principal executive offices are located at 75 Hayden Avenue, Lexington, MA. We lease our office and laboratory space, which consist of approximately 26,148 square feet located in Cambridge, Massachusetts and 93,449 square feet located in Lexington, MA. Our lease in Cambridge expires in 2026 and our lease in Lexington expires in 2031. We have subleased our office and laboratory space in Cambridge to a third party.

Employees and Human Capital Resources

As of December 31, 2024, we employed 172 full-time employees in the United States, including 139 in research and development positions and 33 in general and administrative positions. Approximately 57 of our employees have either an MD or PhD degree. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees and directors and selected consultants through the granting of stock-based compensation awards.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The information on our website is not part of this Annual Report for the year ended December 31, 2024.

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

We are an early-stage biotechnology company and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. We had a net loss of $65.0 million, net income of $132.3 million, and a net loss of $46.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $326.2 million.

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

To date, we have devoted substantially all of our financial resources to building our gene therapy and non-viral therapeutics platforms, selecting product programs, conducting research and development, including preclinical and clinical development of our product candidates, building our intellectual property portfolio, building our team, and establishing strategic collaborations. We expect that it could be several years before we have a commercialized product, if ever. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We also anticipate the cost of goods and services, and the levels of compensation paid to employees will increase due to inflationary conditions existing in the general economy. The net losses we incur may fluctuate significantly from quarter to quarter.

We anticipate that our expenses will increase substantially if, and as, we:

●	conduct clinical trials in connection with our anti-tau antibody program;
●	continue investing in our proprietary antibody program, non-viral therapeutics platform, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	continue investing in and supporting TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA), our proprietary discovery platform to facilitate the selection of adeno-associated virus, or AAV, capsids, which we refer to as TRACER Capsids, and our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our Friedreich’s ataxia program, or the FA Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, our glucosylceramidase beta 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, or the GBA1 Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, and our Huntington’s disease program, or the Novartis HD Program, pursuant to our license and collaboration agreement with Novartis entered into in December 2023, or the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our current and future product candidates. All of our product candidates are in the early stages of development. We do not anticipate generating revenues from product sales for at least the next several years, and we may never succeed in doing so. Our ability to generate future revenues from product sales depends heavily on our and our collaborators’ and licensors’ success in:

●	completing preclinical and clinical development of our product candidates or product candidates incorporating our licensed capsids or other technologies and identifying new product candidates;
●	seeking and obtaining regulatory and marketing approvals for product candidates for which we or they complete clinical development;
●	launching and commercializing product candidates for which we or they obtain regulatory and marketing approval by establishing a sales, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	obtaining and maintaining adequate coverage and reimbursement by government and third-party payors for our product candidates if and when approved;
●	maintaining and enhancing a sustainable, scalable, reproducible and transferable manufacturing process for our vectors and product candidates;
●	establishing and maintaining supply and manufacturing relationships with third parties that have the financial, operating and technical capabilities to provide adequate products and services, in both amount and quality, to support clinical development and the market demand for our or their product candidates, if and when approved;
●	obtaining an adequate level of market acceptance of our or their product candidates as viable treatment options;
●	addressing any competing technological and market developments;
●	implementing additional internal systems and infrastructure, as needed;
●	negotiating favorable terms in any collaboration, option, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;

●	obtaining, maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	avoiding and defending against third-party claims of interference or infringement; and
●	attracting, hiring and retaining qualified personnel.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2024, our cash, cash equivalents, and marketable securities were $332.4 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2024 along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into mid-2027.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates; including our clinical trials to evaluate VY7523;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the license agreement we entered into with Touchlight IP Limited, or Touchlight, in November 2022, which we refer to as the Touchlight License Agreement;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, a current or future collaboration partner or licensor may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our ability to develop a product candidate for any of our lead gene therapy or other biological therapy programs may take longer than we anticipate, or may not happen at all, and could require funding at a level higher than we expect. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration or option and license agreements, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development transactions to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners, Neurocrine and Novartis, and licensees for the reimbursement of certain research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under the 2019 Neurocrine Collaboration Agreement, the 2023 Neurocrine Collaboration Agreement, and the 2023 Novartis Collaboration Agreement and the amounts we are entitled to receive from our licensees Alexion and Novartis for the achievement of specified development, regulatory, and commercialization milestones and royalty payments under the applicable option and license agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. The amount of stockholder dilution will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

Our operating history to date has been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates including delivery and manufacturing and conducting preclinical studies and early-phase clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had an operating history that included the late stage of clinical development, completion of clinical development, or commercialization of one or more product candidates. VY7523, our anti-tau antibody candidate, is in early-stage clinical trials, and. all of our other active product candidates are currently in preclinical development.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors such as the regulatory setbacks that previously occurred in prior clinical programs, we have conducted such as those put on hold by the FDA. These and other events that are part of our operating history may impact our ability to operate our business and to raise capital. All of our product candidates are in the early stages of development. To achieve our current goals, we will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy, non-viral therapeutic, and other biological therapy product candidates are based on a proprietary technology and, in several disease areas, unvalidated treatment approaches, which makes it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.

Our future success depends on our successful development of AAV gene therapy and other biological therapy product candidates, including our anti-tau antibody candidate and non-viral therapeutic product candidates. VY7523, our anti-tau antibody candidate, is in early-stage clinical trials. Each of the other product candidates we are advancing, either alone or together with our strategic collaborators, is currently in preclinical development.

AAV gene therapies are a relatively new technology. We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Additionally, there can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. For example, we are no longer advancing VY9323, formerly the lead development candidate for our superoxide dismutase 1, or SOD1, silencing program for amyotrophic lateral sclerosis, or ALS, as a development candidate and are assessing alternate payloads for the program based on three-month data from a non-human primate good laboratory practice, or GLP, toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program. We also may experience unanticipated problems or delays in expanding our manufacturing capacity or outsourcing manufacturing activities to contract manufacturers.

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

Regulatory requirements governing biological, gene therapy, and other non-viral therapeutic products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.

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

Adverse or unforeseen developments in clinical trials of proprietary antibody and gene therapy products conducted by us or others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, EMA and local health authorities of individual countries within the European Union may issue new guidelines concerning the clinical development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. The EMA and agencies at both the federal and state level in the United States have expressed an interest in further regulating new biotechnologies, including gene therapy. In addition, gene therapy products are considered genetically-modified organism, or GMO, products and are regulated as such in each country. Designation of the type of GMO product and subsequent handling and disposal requirements can vary across countries and is variable throughout the European Union. Addressing each specific country requirement and obtaining approval to commence a clinical trial in these countries could result in delays in starting, conducting, or completing a clinical trial. Similar issues could be faced in other regions of the world.

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

We have conducted, and may in the future conduct, clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. To date, we have conducted clinical trials in the United States and Canada. We may in the future choose to conduct one or more of our clinical trials or include sites in current or future clinical trials outside the United States.

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

Other risks inherent in conducting international clinical trials or using international trial sites include:

●	foreign regulatory requirements, differences in healthcare services, and differences in cultural customs that could restrict or limit our ability to conduct our clinical trials;
●	the administrative burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment;
●	the failure of enrolled patients to adhere to clinical protocols or inadequate collection and assessment of clinical data as a result of differences in healthcare services or cultural customs;

●	foreign exchange fluctuations;
●	diminished or loss of protection of intellectual property in the relevant jurisdiction; and
●	political, economic, environmental, and health risks relevant to specific foreign countries, including risks related to natural disasters or disease outbreaks.

We are early in our development efforts. All of our active product candidates are currently in preclinical development or early-stage clinical development. We may encounter substantial delays or difficulties in commencement, enrollment or completion of our preclinical studies or clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, any of which could prevent us from commercializing our current and future product candidates on a timely basis, if at all.

We are early in our development efforts. VY7523, our anti-tau antibody candidate, is currently in early-stage clinical trials, and all of our other active product candidates are currently in preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or successful outcome of our preclinical testing and studies.

Our ability to complete our preclinical testing and studies is contingent on, among other things, our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain such supplies, we may be unable to complete such preclinical testing and studies in a timely manner or at all. For example, some of our IND-enabling toxicology, capsid discovery, and other studies require certain NHPs that are customarily imported from outside the United States. Our inability to obtain access to a sufficient supply of these NHPs in a timely manner or at all may impair or delay our ability to complete preclinical studies to support capsid discovery efforts or IND applications or similar applications in other jurisdictions. We have previously encountered, and may encounter in the future, delays in obtaining a sufficient supply of such NHPs due to governmental or regulatory actions that result in importation restrictions in the United States or exportation restrictions in the country of origin. At times when the NHP supply in the United States has been constrained, we have conducted NHP studies at contract research facilities outside of the United States. When utilizing such facilities, we are required to observe export control regulations for the shipment of product candidates and their component materials and import control regulations for the shipment of samples to us for evaluation and storage. We may be required to incur delays or expenses in order to conduct our NHP studies in compliance with these regulations, and we may be subject to additional penalties, delays, or expenses if we fail to achieve compliance.

Additionally, we cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical and clinical programs. In connection with our VY-HTT01 Program for the treatment of Huntington’s disease, for example, we were unable to successfully predict what the FDA would require and were unable to obtain a second pre-IND meeting with the FDA to discuss the product candidate’s regulatory pathway with the FDA. As a result, in October 2020, the FDA notified us that the IND application for the planned Phase 1 and Phase 2 clinical trial to evaluate VY-HTT01 had been put on clinical hold.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, known was FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. Similarly, there may be delays or difficulties in our initiation of future clinical trials. For example, we no longer expect to file an IND or Canadian clinical trial application for VY9323, formerly the lead development candidate for our SOD1 silencing program for ALS, and are assessing alternate payloads for the program based on three-month data from a non-human primate GLP toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program.

We also have very limited historical experience with clinical trials as a company. Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of proprietary antibody, AAV gene therapy, and non-viral therapeutic approaches for the treatment of neurological and other diseases;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;

●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;
●	willingness of patients to participate in a placebo-controlled trial;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

Further, we plan to seek marketing approvals in the United States, Canada, the European Union and other jurisdictions, which may require that we conduct clinical trials in foreign countries. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or SAEs associated with our product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if we are able to do so at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions, safety warnings or contraindications;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy, or REMS;
●	be sued or otherwise become party to dispute proceedings; or
●	experience damage to our reputation.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

Our proprietary antibodies and gene therapy product candidates may cause an immunologic reaction, or an immune response against the relevant product candidate. Other potential side effects associated with our gene therapy product candidates could include insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. In past clinical trials that were conducted by others using non-AAV gene therapy vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. If our vectors demonstrate a similar adverse effect, or other adverse effects, we may be required to halt or delay further clinical development of our product candidates or withdraw the product from the market post-approval. For example, in a recently published review of patients with hepatocellular carcinomas, it was shown that a small subset contained an integrated genome sequence of wild-type AAV2, and it was suggested that AAV2 may be associated with insertional oncogenesis.

In addition to side effects caused by the product candidate, the administration process also could cause side effects. If in the future we are unable to demonstrate that such side effects were caused by the administration process or related procedures or are unable to modify the trial protocol adequately to address such side effects, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. For example, product candidates designed to “knock down” or reduce the expression of a gene or the production of its encoded protein could have effects on other parts of the body, or “off target” effects, that could result in unforeseen toxicity. Even if we are able to demonstrate that any future SAEs are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies, particularly in light of a decision from the U.S. Court of Appeals for the Eleventh Circuit. In September 2021, the Court of Appeals for the 11th Circuit, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates. Further, if we do obtain orphan drug designation for a candidate product in the EU, we will not be able to maintain that designation if we are not able to show, to the satisfaction of the EU regulatory authorities, that the candidate product is of significant benefit to patients over available commercial products for the indication in the EU and any additional products that are ahead of our product candidate in clinical development for the indication.

A potential breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may in the future seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

Where appropriate, we may pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

Where appropriate, we plan to pursue accelerated development strategies in areas of medical need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug or biologic over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s or biologic’s clinical benefit. If such post-approval studies fail to confirm the drug’s or biologic’s clinical benefit, the FDA may withdraw its approval of the product.

In addition, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, we will need to consider the FDA’s guidance if we seek accelerated approval for any of our products in the future.

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so.

Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Further, the FDA may determine that we must provide additional evidence and data before approving a BLA or NDA for our candidate products. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit a BLA or NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the BLA or NDA.

The FDA may also require that NDA or BLA submissions for our product candidates include pediatric data. Under the PREA, an NDA, BLA or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. Applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the application user fee to obtain FDA review of a marketing application is more than $4.3 million and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the Court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel or otherwise prevent new product candidates and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates and FDA guidance regarding our or our collaborators’ clinical development programs. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition and our ability to successfully market or commercialize our product candidates.

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our gene therapy platform, vectorized antibody platform, non-viral therapeutics platform, product programs, product candidates and scientific expertise in the fields of proprietary antibodies, gene therapy, and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

We are aware of several companies focused on developing their proprietary antibodies, AAV gene therapies, or non-viral therapeutics in various indications, as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in antibody, gene therapy, or non-viral therapeutic technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We expect that our TRACER discovery platform, non-viral therapeutics platform, and clinical and preclinical programs will compete with a variety of therapies in development, including:

●	Our anti-tau antibody and tau silencing gene therapy programs for AD will potentially compete with tau antibodies being developed by Lundbeck LLC, Merck & Co., Inc. in collaboration with Teijin Limited, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., UCB S.A., Bristol-Myers Squibb Company in collaboration with Prothena Corporation plc, along with several other companies, as well as an antisense oligonucleotide program being developed by Ionis in collaboration with Biogen;
●	Our program for a monogenic form of ALS will potentially compete with tofersen being developed by Biogen, in collaboration with Ionis, and gene therapies being developed by Novartis Gene Therapies, Inc. and uniQure, Inc.; and
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen, Inc., Dyno Therapeutics, Inc., Kate Therapeutics, Inc., Sangamo Therapeutics, Inc., and Shape Therapeutics Inc.
●	Our non-viral therapeutics platform will potential compete with a variety of companies developing non-viral shuttles for the delivery of genetic medicines to the CNS, including: ABL Bio, Inc. in collaboration with Sanofi S.A., Aliada Therapeutics, Inc. (acquired by AbbVie Inc.), Arrowhead Pharmaceuticals, Inc. in collaboration with Sarepta Therapeutics, Inc., BioArctic AB in collaboration with Eisai Co., Ltd., Denali Therapeutics Inc., F. Hoffmann-La Roche Ltd JCR Pharmaceuticals Co., Ltd., and Souffle Therapeutics, Inc.

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

Even if our competitors are unsuccessful in developing and commercializing their product candidates, their preclinical and clinical findings may lead us to conclude that our own similar product candidates are unlikely to achieve the desired performance characteristics. As a result, we may modify our development plans for, or discontinue further research and development of, such product candidates. For example, several of our competitors are conducting clinical trials of anti-tau antisense oligonucleotide and antibody candidates with expected clinical data readouts in 2025 and 2026. It is possible that we will modify our development plans for, or discontinue further research and development of, VY7523 or VY1706, the lead development candidate for our tau gene silencing gene therapy program, if any of these clinical data readouts suggest that either candidate will likely fail to achieve the desired performance characteristics.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as its BLA does not rely on the reference product or sponsor’s data, or the company does not submit the application as a biosimilar application.

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

Risks Related to Third Parties

To date, substantially all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, and Alexion, and from our prior collaborations with Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company, or AbbVie. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

To date, substantially all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, and Alexion and from our prior collaborations with Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

Our ability to generate revenues from these arrangements will depend on our collaborators’ success in performing the functions assigned to them in these arrangements. Our current collaborators or any future collaborator might not be successful in obtaining approvals for the product candidates arising from our collaboration or commercializing or manufacturing the resulting products. Further, such collaborator’s objectives in connection with the collaboration may not be consistent with our best interests. With respect to the rights granted to a collaborator by us, the collaborator could take actions that may be adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

We may seek to enter into collaborations and out-licensing transactions in the future with other third parties. If we are unable to enter into such collaborations or out-licensing transactions, or if these collaborations or out-licensing transactions are not successful, our business could be adversely affected.

We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, option, licensing, and/or broader collaboration agreements. For example, on January 8, 2023, we entered into a second collaboration agreement, or the 2023 Neurocrine Collaboration Agreement, with Neurocrine for the research, development, manufacture and commercialization of gene therapy products directed to the gene that encodes GBA1, for the treatment of Parkinson’s disease and other diseases associated with the GBA1 Program and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs, and, collectively with the GBA1 Program, the 2023 Neurocrine Programs. On December 28, 2023, we entered into the 2023 Novartis Collaboration Agreement to (a) provide rights to Novartis with respect to certain of our TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy, or the Novartis SMA Program, and (b) collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease under the Novartis HD Program, in each case, leveraging our TRACER Capsids and other intellectual property controlled by us.

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

We, our collaborators, and our third-party service providers are required to comply with the FDA’s GLPs, and GCPs for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We and our collaborators are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. The FDA enforces these GLPs and GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and laboratories at which the FDA may determine that our preclinical studies and clinical trials did not comply with GLPs or GCPs. If we, our collaborators, or our third-party service providers fail to comply with applicable GLPs or GCPs, the preclinical or clinical data generated in our future preclinical studies or clinical trials may be deemed unreliable and the FDA may require us to perform additional preclinical studies or clinical trials before approving the relevant INDs or marketing applications. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we, our collaborators, or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such preclinical studies or clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

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

Risks Related to Manufacturing

Our gene therapies, non-viral therapeutics, and other biological products are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

The manufacture of gene therapy, non-viral therapeutic, and other biological products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future trials we have developed a flexible AAV gene therapy manufacturing platform that is based on proprietary technology and provides a scalable process for preclinical and clinical AAV production. We are using a HEK 293 based transient transfection manufacturing process to support our preclinical research activities. As the field advances, we will continue to evaluate additional novel manufacturing technologies that may be suitable for future clinical and commercial manufacturing.

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

To date, our third-party manufacturers have met our manufacturing requirements for our program materials. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical trial scale demands. To meet our projected needs for clinical and commercial manufacturing, third parties with whom we currently work might need to increase their scale of production, or we may need to secure additional suppliers as part of our external manufacturing network. We believe that there are alternate sources of supply for our program materials that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships and technology transfers with such sources, if necessary, would not result in significant delay or material additional costs. However, if a third-party manufacturer decided to not enter into a new contract with us for program materials or if they did not have the capacity to meet our needs for program materials, we may be required to contract with additional suppliers on terms which may be less favorable to us or would result in additional material costs.

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

Additionally, if supply from any third-party manufacturers is delayed or interrupted, there could be a significant disruption in the supply of our clinical or commercial material. We have agreements in place with our contract manufacturers pursuant to which we are collaborating on cGMP manufacturing processes and analytical methods for the manufacture of our proprietary antibody and AAV product candidates. However, we are dependent on one third-party manufacturer to produce our AAV and one for the tau antibody clinical product candidates. Therefore, if we are unable to enter into an agreement with our contract manufacturers to manufacture clinical or commercial material for our product programs, or if our agreement with our contract manufacturers were terminated, we would have to find suitable alternative manufacturers. This could delay our or our collaborators’ ability to conduct clinical trials or commercialize our current and future product candidates. The regulatory authorities also may require additional trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and could result in a delay in our desired clinical and commercial timelines.

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

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our proprietary antibody program and our gene therapy, vectorized antibody, and non-viral therapeutics platforms and programs. Research programs to identify new product candidates require substantial technical, financial and human resources. Most of our product candidates are in preclinical development, and one is in early-stage clinical trials. Our current portfolio of product candidates is subject to change as we continue to conduct preclinical and clinical testing and to develop product candidates and prioritize or abandon product candidates based on such results and other factors. For example, we are no longer advancing VY9323, formerly the lead development candidate for our SOD1 silencing program for ALS, as a development candidate and are assessing alternate payloads for the program based on three-month data from a non-human primate GLP toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program. We may also fail to identify other product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Similar to our prior investments with regard to our VY-AADC (NBIb-1817) and VY-HTT01 programs, our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, option and license, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a licensing or collaboration arrangement. Several of our current preclinical programs have previously been part of collaborations with third parties. While we have invested significant resources in these programs, we may decide in the future to cease development activities on one or more of them.

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

In March 2010, President Obama signed the ACA into law. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in

April 2013 and will remain in effect through 2032 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in June 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) where were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our drug products, if and when approved.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States and other jurisdictions. To date, there have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and Medicaid, and reform government program reimbursement methodologies for products.

In addition, in October 2020, the Department of Health and Human Services, or the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Five states (Colorado, Florida, Maine, New Hampshire and New Mexico) have submitted Section 804 Importation Program proposals to the FDA, and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022, or IRA, further delayed implementation of this rule to January 1, 2032.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The IRA also established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies is expected to occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products, and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put downward pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in other jurisdictions. The provision of benefits or advantages to physicians is governed by anti-bribery laws of European Union Member States and the UK Bribery Act 2010.

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

In 2018, California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and imposed many requirements on certain businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA prescribes significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The CPRA may apply to some of our business activities.

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws that will go into effect in 2025 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

GDPR restrictions on transfers of personal data from the European Union to the United States are unsettled and may impact our business operations. The GDPR generally prohibits transfers of personal data of European Union data subjects outside of the European Union, unless a lawful data transfer solution has been implemented, or a specific exception applies. In July 2020, the European Court of Justice invalidated the Privacy Shield program, a voluntary self-

certification privacy protection mechanism that facilitated transfers of personal data from the European Union to the United States. The court upheld the validity of an alternative contractual mechanism for such data transfers but required companies to take additional steps, such as evaluating supplementary measures that may need to be taken to protect the transferred personal data. In October 2022, President Biden signed an executive order to implement the European Union -U.S. Data Privacy Framework, which would replace the Privacy Shield. In December 2022, the European Commission began the European Union’s process for adopting the European Union-U.S. Data Privacy Framework, but it is unclear if and when the framework will be finalized and whether it will be challenged in court. Continued uncertainty relating to European Union-U.S. data transfers may adversely impact our business operations in the European Union.

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

Although we maintain general liability insurance and workers’ compensation insurance for certain costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.

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

The use of such data involves risks and uncertainties, and such data is subject to change based on various factors. Our estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of the diseases we seek to address. The number of patients with the diseases we are targeting in the United States, the European Union and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or access, all of which would harm our results of operations and our business.

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

Under the 2023 Neurocrine Collaboration Agreement, Neurocrine agreed to fund the non-clinical development activities for the GBA1 Program. Upon our receipt of topline data from the first Phase 1 clinical trial for a product candidate being developed pursuant to the GBA1 Program, we will have the option to either: (1) co-commercialize collaboration products in the GBA1 Program with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. In the event we exercise our 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of our share of profits until our obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off out of our 50% share of profits. The 2023 Co-Co Trigger Event is the date on which we receive topline data from the first Phase 1 clinical trial in Parkinson’s disease for a product candidate being developed pursuant to the GBA1 Program.

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

No uniform policy requirement for coverage and reimbursement for biopharmaceutical products exists among third-party payors. Therefore, coverage and reimbursement for such products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement for a product from third-party payors is a time-consuming and costly process that could require us to provide to each different payor supporting scientific, clinical and cost-effectiveness data, and to receive the support of medical associations and technology assessment committees. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment including our research, development, manufacture, sales, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. Additionally, there may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities.

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

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenues.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not have and may not in the future be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications in some or all relevant jurisdictions at a reasonable cost or in a timely manner. For example, in some cases, the work of certain academic researchers and biotechnology and biopharmaceutical companies in the gene therapy and non-viral therapeutic fields has entered the public domain, which may compromise our ability to obtain patent protection for certain inventions related to or building upon such prior work. Consequently, we may not be able to obtain any such patents to prevent others from using our technology for, and developing and marketing competing products to treat, these indications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some cases, we may be able to obtain patent protection, but such protections may expire before we commercialize the product protected by those rights, leaving us no meaningful protection for our products. In other cases, where our intellectual property is being managed by a third-party collaborator, licensee or partner, that third party may fail to act diligently in prosecuting, maintaining, defending or enforcing our patents. Such conduct may result in the failure to maintain or obtain protections, loss of rights, loss of patent term or, in cases where a third party has acted negligently or inequitably, patents being found unenforceable.

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

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates, particularly due to the competitive and rapidly-evolving gene therapy and non-viral therapeutic patent landscape. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, only upon issuance or not at all. Therefore, we cannot be certain that we, or a licensor, were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, respectively, or which entity was the first to file for patent protection until such patent application publishes or issues as a patent. Databases for patents and publications, and methods for searching them, are inherently limited, so it is not practical to review and know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensed patent rights are uncertain.

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

Our intellectual property licenses with third parties may be subject to disagreements over contract interpretation, which could impact the scope of our rights to the relevant intellectual property or technology, result in delays and increased costs associated with the resolution of the disagreements, result in termination of our access to such intellectual property, or increase our financial or other obligations to our licensors, licensees, or collaborators.

The agreements under which we currently in-license intellectual property or technology from, or out-license our intellectual property to, third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could result in delays and costs associated with the resolution of such disagreement, impact what we believe to be the scope of our or the third party’s rights to the relevant intellectual property or technology, result in loss of access to a license or other rights that are necessary for developing, commercializing and protecting our platform technologies and products, result in allegations that we have failed to comply with our obligations under any licenses or related agreements, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could harm our business, financial condition, results of operations and prospects.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we may own in the future. We rely on our outside counsel or our licensors to pay these fees due to patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, and may compromise the strength of other intellectual property in our portfolio. In such an event, potential competitors might be able to enter the market, and this circumstance could harm our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products or methods of treatment, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, an April 2024 report from the Office of the United States Trade Representative identified a number of countries, including India and China, where challenges to the procurement and enforcement of patent rights have been reported. Several countries, including India and China, have been listed in the report every year since 1989. Following Brexit, there have been changes associated with obtaining, defending, and enforcing intellectual property rights in the United Kingdom, including requirements for separate filings and registrations in the United Kingdom that may lead to increased costs and risks associated with obtaining or maintaining intellectual property rights in the United Kingdom. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our technology or product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If one of our licensees or licensors or we initiate legal proceedings against a third party to enforce a patent covering our technology or one of our product candidates, the defendant could counterclaim that the patent covering such technology or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including subject matter eligibility, lack of novelty, obviousness, lack of written description, failure to enable third parties to practice the relevant invention, or double patenting, in particular, obviousness-type double patenting, which if successful, could result in a finding that the claims are invalid or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type  double patenting. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent, including an inventor, an employee of the company, a collaborator or advisor, withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submissions, ex parte re-examination, post-grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Some of these mechanisms may even be exploited anonymously by third parties. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our technology or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensees or licensors were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part or, all of the patent protection on one or more of our product candidates or our supporting technology. Such a loss of patent protection could harm our business.

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

Potential parties may emerge and choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such asserted third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similar challenges exist in other jurisdictions. If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property rights. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

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

In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

The administrative tribunal created by the Leahy-Smith Act, known as the Patent Trial and Appeals Board, or PTAB, may have an impact on the operation of our business in the future. For example, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our owned or licensed patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them. Moreover, if such challenges occur, we may not have the right to control the defense. In certain situations, we may be required to rely on our licensor to consider our suggestions and to defend such challenges, with the possibility that it may not do so in a way that best protects our interests.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (May 18, 2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act of 1952. In addition, the Federal Circuit has recently issued several decisions involving the interaction of patent term adjustment, terminal disclaimers, and obviousness-type double patenting (Allergan USA, Inc. v. MSN Laboratory Private Ltd. (August 13, 2024); In re: Cellect. LLC (August 28, 2023)). The courts have also addressed issues pertaining to patenting genes or gene products. Guidance provided under Berkheimer v HP, Inc. (April 19, 2018) and Vanda Pharmaceuticals, Inc. v West-Ward Pharmaceuticals (June 7, 2018) instruct USPTO examiners on the ramifications of the court rulings as applied to method of treatment claims, natural products and principles including all naturally occurring nucleic acids. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, the recent USPTO guidance could make it impossible for us to pursue similar patent claims in patent applications we may prosecute in the future.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and such rights may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make antibody, gene therapy, or non-viral therapeutic products that are similar to our product candidates but that are not covered by the claims of the patents that we own, license or may access in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
●	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents, or result in issued patents with a scope of protection that could be designed around or circumvented by our competitors;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent for certain inventions, trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

It is also possible that, as we grow and establish ourselves in multiple geographic areas, alignment and/or compliance with company policies may not be consistently maintained. In any such cases, the risk of loss of control or proper management of our proprietary information could jeopardize our intellectual property.

Our reliance on third parties requires us to share our trade secrets, confidential information and know-how, which increases the possibility that a competitor will discover them or that our trade secrets, confidential information and/or know-how will be misappropriated or disclosed.

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our proprietary antibody program and gene therapy, vectorized antibody, and non-viral therapeutic platforms and programs, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information and know-how increases the risk that such trade secrets and confidential information and know-how become known by our competitors, are inadvertently incorporated into the technology of others, are included in third-party patent or regulatory filings, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

In January 2024, we completed a private placement of 2,145,002 shares of our common stock to Novartis and an underwritten public offering of 7,777,778 shares of our common stock and pre-funded warrants to purchase up to 3,333,333 shares of our common stock. In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed registration statements on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also have an effective registration statement on Form S-3 for the sale of up to $300.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of depositary shares, subscription rights, warrants, purchase contract and units, pursuant to which we have issued and sold approximately $100.0 million of securities in January 2024 and under which we have reserved $75.0 million for the offering, issuance, and sale of common stock through at-the-market offerings or negotiated transactions under a sales agreement we entered into with Cowen and Company, LLC, on November 8, 2022.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. For example, from January 1, 2024 through December 31, 2024, the sales price of our common stock ranged from a high of $10.84 to a low of $5.19 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

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

We no longer qualify as a “smaller reporting company” and, commencing with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies, which will require us to incur significant expenses and expend time and resources.

We no longer qualify as a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, based on our non-affiliate public float in excess of $250 million and our annual revenues in excess of $100 million during our last fiscal year, in each case determined as of the last business day of our second quarter of 2024. As a smaller reporting company, we were permitted and relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions included:

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

We expect to continue to take advantage of some or all of the available exemptions through the filing of this Annual Report on Form 10-K for the year ended December 31, 2024, and any portions of our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders incorporated by reference herein. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Following the filing of this Annual Report and the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, we will be required to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Compliance with these additional requirements may increase our legal and financial compliance costs and divert the attention of management and other personnel from operational and other business matters to these additional public company reporting requirements. If we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline, and we could be subject to delisting proceedings by the Nasdaq Global Select Market or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of December 31, 2024, we had both federal and state net operating loss, or NOL, carryforwards of $20.0 million and $0.8 million, respectively. The state NOLs will expire beginning in 2041 while the federal NOLs do not expire. These state NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. The TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the Families First Coronavirus Response Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Our company has completed several transactions since its inception which resulted in an ownership change under Section 382 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.        CYBERSECURITY

Cybersecurity Risk Management and Oversight

We have processes for assessing, identifying, and managing cybersecurity risks, integrated into our overall risk management program and information technology function. These processes are designed to:

●	Protect our information assets and operations from internal and external cyber threats,
●	Safeguard employee, vendor, and collaborator information from unauthorized access or attack, and
●	Secure our networks and systems.

Our cybersecurity framework includes physical, procedural, and technical safeguards, as well as:

●	Continuous security monitoring to detect any anomalies and events,
●	Response plans for cyber incidents,
●	Regular system testing and incident simulations, and
●	Routine reviews of policies and procedures to identify risks and enhance practices.

To strengthen our cybersecurity risk management practices and oversight, we engage external consultants with expertise in information security, incident response, and governance. Additionally, we evaluate the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

Board and Audit Committee Oversight

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially impact the company or its business strategy, operations, or financial condition. The Audit Committee provides direct oversight of cybersecurity risk and updates the Board of Directors on such matters.

Management delivers quarterly cybersecurity updates to the Audit Committee, with additional updates provided as significant new threats or incidents arise.

Operational Leadership and Incident Response

Our Vice President of Information Technology, or VP of IT, leads company-wide cybersecurity strategy, policy, standards, and processes. This role includes working across departments to assess and address cybersecurity risks and participating in management's updates to the Audit Committee.

In the event of a cybersecurity incident, the VP of IT collaborates with the information technology department and relevant teams to assess and respond to the incident, determining the need for internal and external reporting.

Our VP of IT brings over 15 years of experience in cybersecurity, including serving as Chief Information Security Officer for a multinational company in the specialty materials industry. Our VP of IT has experience with compliance programs for cybersecurity-related regulations and standards.

Additionally, the VP of IT has participated in Gartner cybersecurity programs and conferences and received training on combating cyber threats, including phishing, malware, and social engineering.

Employee Training and Technology-Based Safeguards

We provide annual data protection and cybersecurity training for all personnel, including full-time, part-time, and temporary staff. This program covers topics such as:

●	Social engineering and phishing awareness,
●	Password protection and mobile security, and
●	Incident response and reporting.

To complement employee training, we utilize technology-based tools and practices to mitigate cybersecurity risks, including:

●	Proactive cybersecurity monitoring for threat detection and swift response,
●	Tools to address vulnerabilities and protect information assets,
●	Endpoint security measures, geo-fencing, and geo-blocking on firewalls, and
●	Automatic email prioritization to help our information technology department efficiently address the most critical threats.

ITEM 2.        PROPERTIES

Our corporate headquarters are located in Lexington, Massachusetts. We lease our office and laboratory space, which consist of approximately 26,148 square feet located in Cambridge, Massachusetts and 93,449 square feet located in Lexington, Massachusetts. Our lease in Cambridge expires in 2026 and our lease in Lexington expires in 2031. We have subleased our office and laboratory space in Cambridge to a third party.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of December 31, 2024, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock.

Stockholders

As of March 3, 2025, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; Friedreich’s ataxia, or FA; Parkinson’s disease; and multiple other diseases of the central nervous system, or CNS. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous, or IV, dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; and Neurocrine Biosciences, Inc., or Neurocrine.

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD, and particularly on tau, which we view as a critically important AD target. Our wholly-owned prioritized pipeline includes two tau targeting programs: VY7523 (which we formerly referred to as VY-TAU01), an anti-tau antibody for AD and VY1706, a tau silencing gene therapy for AD. The murine version of VY7523 reduced tau spread by more than 60% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. We believe this trial has the potential to generate proof-of-concept data for slowing the spread of pathological tau via tau positron emission tomography imaging in the second half of 2026. VY1706 was selected as the development candidate for the tau silencing gene therapy in November 2024. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during progression of AD. We anticipate submission of an investigational new drug, or IND, for the VY1706 program in 2026. Our proprietary pipeline also includes early research initiatives to develop a vectorized anti-amyloid antibody for AD and a vectorized superoxide dismutase 1, or SOD1, knockdown gene therapy for SOD1 amyotrophic lateral sclerosis.

We are also working with our collaboration partners on multiple programs. We are advancing seven gene therapy programs with Neurocrine. Development candidates were selected for three of these programs in 2024, resulting in milestone payments to us. We expect that Neurocrine will submit IND filings in 2025 for the two most advanced of these programs, a glucosylceramidase beta 1, or GBA1, gene therapy program for Parkinson’s disease and other GBA1-mediated diseases, or the GBA1 Program, and a frataxin, or FXN, gene therapy program for FA, or the FA Program. These two programs are particularly significant to us for two reasons: the subsequent clinical trials of these programs have the potential to establish human proof-of-concept for the TRACER Capsids, and we have the option to opt-in on co-development and co-commercialization in the United States. for both products. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Novartis for three undisclosed CNS targets and to Alexion for one undisclosed rare neurological disease target. In total, these partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $8.2 billion in milestone payments across the partnered portfolio, including $2.9 billion in potential development milestone payments, as well as royalties.

All of the gene therapies in our wholly-owned and collaborative pipeline leverage TRACER. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS tropism in multiple species, including NHPs. We are also developing a second non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB.

Despite reporting $132.3 million in net income for the year ended December 31, 2023, we have a history of incurring significant losses. We reported a net loss of $65.0 million for the year ended December 31, 2024, and we reported a net loss of $46.4 million for the year ended December 31, 2022. As of December 31, 2024, we had an accumulated deficit of $326.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in the long term in connection with our ongoing activities, as we:

●	conduct clinical trials in connection with our anti-tau antibody program;
●	continue investing in our proprietary antibody program, non-viral therapeutics platform, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	continue investing in and supporting TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to our collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, our GBA1 Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, and our Huntington’s disease program, or the Novartis HD Program, pursuant to our license and collaboration agreement with Novartis entered into in December 2023, or the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2024, we recognized $49.7 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $15.0 million of collaboration revenue from an amendment, or the Novartis Amendment, to our option and license agreement with Novartis entered into in March 2022, or the 2022 Novartis Option and License Agreement, $10.4 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $4.9 million of collaboration revenue from the 2023 Novartis Collaboration Agreement. For additional information about our revenue recognition policy, see the section titled “Summary of significant accounting policies and basis of presentation.”

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our proprietary antibody, gene therapy, vectorized antibody, and non-viral therapeutic platforms and programs which include:

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the year ended December 31, 2024, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our clinical trials to evaluate VY7523, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

During the year ended December 31, 2024, our general and administrative expenses have remained consistent with the amount recorded in the same period in prior year.

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

A significant portion of revenue recognized from the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement is related to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs. We use judgement in estimating the expected remaining costs to complete the research and development services for each performance obligation based on discussions with the Joint Steering Committee for the program and discussions with our collaboration partners. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure and related revenue recognition. Changes in our estimates of the expected remaining costs to complete the research and development services for our performance obligations can result in significant changes to the amount of revenue we recognize each period.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023:

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2024	2023	Change

	(in thousands)
Collaboration revenue	$80,001	$250,008	$(170,007)
Operating expenses:
Research and development	127,368	92,172	35,196
General and administrative	35,920	35,822	98
Total operating expenses	163,288	127,994	35,294
Other income, net:
Interest income	18,328	11,721	6,607
Other income	622	3	619
Total other income, net	18,950	11,724	7,226
(Loss) income before income taxes	(64,337)	133,738	(198,075)
Income tax provision	665	1,408	(743)
Net (loss) income	$(65,002)	$132,330	$(197,332)

Collaboration Revenue

Collaboration revenue was $80.0 million and $250.0 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$49.7 million under the 2023 Neurocrine Collaboration Agreement;
●	$15.0 million of collaboration revenue from the Novartis Amendment;
●	$10.4 million under the 2019 Neurocrine Collaboration Agreement; and
●	$4.9 million under the 2023 Novartis Collaboration Agreement.

During the year ended December 31, 2023, we recognized collaboration revenue in connection with the following agreements:

●	$79.0 million upon Novartis’ decision to exercise two of its license options under the 2022 Novartis Option and License Agreement, or Novartis License Options, along with the expiration of a third Novartis License Option, all of which were determined to be material rights in the 2022 Novartis Option and License Agreement;
●	$80.8 million under the 2023 Neurocrine Collaboration Agreement;
●	$80.0 million under the 2023 Novartis Collaboration Agreement;
●	$9.8 million under the 2019 Neurocrine Collaboration Agreement; and
●	$0.4 million under other agreements.

Research and Development Expense

Research and development expense increased by $35.2 million from $92.2 million for the year ended December 31, 2023, to $127.4 million for the year ended December 31, 2024. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023. All amounts for the year ended December 31, 2023, have been reclassified to conform to the current year’s presentation.

	Year ended
	December 31,
	2024	2023	Change

	(in thousands)
Internal research and development	$38,422	$27,860	$10,562
External research and development	58,081	46,008	12,073
Facilities and other	30,865	18,304	12,561
Total research and development expenses	$127,368	$92,172	$35,196

The increase in research and development expense for the year ended December 31, 2024 was primarily attributable to the following:

●	approximately $12.6 million for facility and other costs primarily related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024, along with an impairment charge on our leased office and laboratory space in Cambridge, Massachusetts;

●	approximately $12.1 million for external research and development costs related to increased program-related spending; and

●	approximately $10.6 million for increased internal research and development costs associated with higher headcount in research and development functions as compared to the same period in the prior year.

General and Administrative Expense

General and administrative expense balance remained consistent for the year ended December 31, 2024, compared to December 31, 2023.

Other Income, Net

Other income, net of approximately $19.0 million was recognized during the year ended December 31, 2024, as compared to $11.7 million during the year ended December 31, 2023. Other income, net during the year ended December 31, 2024, was primarily related to interest income due to increased interest rates on increased balances of marketable securities, as our marketable securities increased during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

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

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $332.4 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into mid-2027.

Cash Flows

The following table provides information regarding our cash flows:

	Year ended
	December 31,
	2024	2023	2022

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,310)	$77,919	$(12,509)
Investing activities	(94,859)	(141,643)	(7,339)
Financing activities	114,015	33,645	1,110
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,846	$(30,079)	$(18,738)

Cash Flows from Operating Activities

Net cash used in operating activities was $15.3 million during the year ended December 31, 2024. The cash used in operating activities for the year ended December 31, 2024, was primarily driven by our net loss for the year ended December 31, 2024, of $65.0 million and a decrease in deferred revenue of $44.8 million due to revenue recognized under the 2019 Neurocrine Agreement and the 2023 Neurocrine Collaboration Agreement, offset by a decrease in accounts receivable of $78.6 million due to the collection of the upfront payment under the 2023 Novartis Agreement, and stock-based compensation expense of $14.8 million.

Net cash provided by operating activities was $77.9 million during the year ended December 31, 2023. The cash provided by operating activities for the year ended December 31, 2023, was primarily driven by our net income for the year ended December 31, 2023, of $132.3 million, stock-based compensation expense of $11.2 million, and an increase in deferred revenue of $9.4 million, offset by an increase in accounts receivable of $80.2 million due to the recording of the upfront payment under the 2023 Novartis Agreement.

Net cash used in operating activities was $12.5 million during the year ended December 31, 2022. The cash used in operating activities for the year ended December 31, 2022 was primarily driven by operating expenses, net of stock-based compensation and depreciation, offset by an increase in deferred revenue partially driven by the upfront payment of $54.0 million from Novartis in connection with our entry into the 2022 Novartis Option and License Agreement during the year ended December 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $94.9 million during the year ended December 31, 2024. The cash used in investing activities for the year ended December 31, 2024 was primarily due to $465.7 million for purchases of marketable securities and $3.5 million for purchases of property and equipment, offset by $374.3 million from proceeds from maturities and sales of marketable securities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $114.0 million during the year ended December 31, 2024 primarily due to the $93.5 million in net proceeds from a public offering of common stock and warrants and $19.3 million in connection with the sale of common stock to Novartis in January 2024.

Net cash provided by financing activities was $33.6 million during the year ended December 31, 2023 primarily due to the $31.1 million in proceeds from the sale of common stock in connection with the 2023 Neurocrine Collaboration Agreement along with proceeds from the exercise of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

Net cash provided by financing activities was $1.1 million during the year ended December 31, 2022 primarily due to the proceeds from the exercise of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

Funding Requirements

Our expenses increased during the year ended December 31, 2024 as compared with the prior year as our development programs progressed and we increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates including our Phase 1 MAD clinical trial to evaluate VY7523 in 2025, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $332.4 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2024, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into mid-2027. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our clinical trials to evaluate VY7523;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the license agreement we entered into with Touchlight IP Limited in November 2022;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners and licensees for reimbursement of certain research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under our collaboration, and option and license agreements, as applicable. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends.

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

Smaller Reporting Company Status

As of June 30, 2024, we ceased to qualify as a smaller reporting company, which requires us to comply with disclosure requirements that are applicable to other public companies that are not smaller reporting companies following the filing of our Annual Report on Form 10-K for the year ending December 31, 2024, and any portions of our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders incorporated by reference therein.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Voyager Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voyager Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP Boston, Massachusetts March 11, 2025

ITEM 9B.       OTHER INFORMATION

(c) Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, for diversification or other personal reasons.

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

The following table describes, for the fourth quarter of fiscal year 2024, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.

		Type of	Nature of	Duration of Trading	Aggregate
	Action Taken	Trading	Trading	Trading	Number of
Name (Title)	(Date of Action)	Arrangement	Arrangement	Arrangement	Securities
Nathan Jorgensen, Ph.D. (Chief Financial Officer)	Adoption (November 21, 2024)	Durable Non-Rule 10b5-1 trading arrangement for sell-to-cover transactions related to restricted stock units (“RSUs”) granted on or after July 8, 2024	Sale	Until final settlement of any covered RSU	Indeterminable(1)
Jacquelyn Fahey Sandell (Chief Legal Officer)	Adoption (December 2, 2024)	Rule 10b5-1 trading arrangement for exercises of options and sale of shares	Sale	Until January 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 46,987 shares
Robin Swartz (Chief Operating Officer and Chief Business Officer)	Adoption (December 5, 2024)	Rule 10b5-1 trading arrangement for exercises of options and sale of shares	Sale	Until May 29, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 70,985 shares

(1) The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the company’s common stock at the time of settlement, and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the company in satisfaction of the applicable withholding obligation.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Note 9 of the consolidated financial statements, the Company recorded collaboration revenue of $46.4 million for the year ended December 31, 2024 under the proportional performance method, and had total deferred revenue of $30.4 million. The Company recognizes arrangement consideration allocated to certain performance obligations that are delivered over time using the proportional performance method. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition under the proportional performance method, including controls over the evaluation of the completeness and accuracy of the underlying data used to determine the actual costs incurred and the expected remaining costs to complete the research and development services for each performance obligation that is accounted for using the proportional performance method.

Our audit procedures included, among others, testing of the completeness and accuracy of the underlying data used to determine the expected remaining costs to complete the research and development services for each performance obligation that is accounted for using the proportional performance method. We performed inquiries of research and development personnel and reviewed the minutes of Joint Steering Committee meetings to validate management’s estimates and to assess the reasonableness of the proportional performance calculation. We also performed a retrospective review to assess the Company’s historical estimates of the remaining costs to complete the research and development services and a sensitivity analysis to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 11, 2025

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$71,367	$68,802
Marketable securities	195,317	162,073
Accounts receivable	1,504	80,150
Related party collaboration receivable	676	3,341
Prepaid expenses and other current assets	7,945	5,318
Total current assets	276,809	319,684
Property and equipment, net	14,314	16,494
Restricted cash	2,874	1,593
Marketable securities, non-current	65,704	—
Operating lease, right-of-use assets	33,349	13,510
Total assets	$393,050	$351,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,996	$1,604
Accrued expenses	14,171	16,823
Operating lease liabilities	7,227	3,200
Deferred revenue, current	24,394	42,881
Total current liabilities	49,788	64,508
Operating lease liabilities, net of current portion	36,499	17,094
Deferred revenue, non-current	6,003	32,359
Other non-current liabilities	1,000	1,000
Total liabilities	93,290	114,961
Commitments, contingencies, and other liabilities (see note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 54,731,316 and 44,038,333 shares issued and outstanding at December 31, 2024 and 2023, respectively	55	44
Additional paid-in capital	626,296	497,506
Accumulated other comprehensive loss	(407)	(48)
Accumulated deficit	(326,184)	(261,182)
Total stockholders’ equity	299,760	236,320
Total liabilities and stockholders’ equity	$393,050	$351,281

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2024	2023	2022
Collaboration revenue	$80,001	$250,008	$40,907
Operating expenses:
Research and development	127,368	92,172	60,764
General and administrative	35,920	35,822	30,980
Total operating expenses	163,288	127,994	91,744
Operating (loss) income	(83,287)	122,014	(50,837)
Other income, net:
Interest income	18,328	11,721	1,792
Other income	622	3	2,653
Total other income, net	18,950	11,724	4,445
(Loss) income before income taxes	(64,337)	133,738	(46,392)
Income tax provision	665	1,408	16
Net (loss) income	$(65,002)	$132,330	$(46,408)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale-securities	(359)	171	(81)
Total other comprehensive (loss) income	(359)	171	(81)
Comprehensive (loss) income	$(65,361)	$132,501	$(46,489)

Net (loss) income per share, basic	$(1.13)	$3.08	$(1.21)
Net (loss) income per share, diluted	$(1.13)	$2.97	$(1.21)

Weighted-average common shares outstanding, basic	57,667,543	43,020,747	38,356,810
Weighted-average common shares outstanding, diluted	57,667,543	44,569,334	38,356,810

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	37,918,395	$38	$442,259	$(138)	$(347,104)	$95,055
Exercises of vested stock options	89,012	—	629	—	—	629
Vesting of restricted stock units	456,219	—	—	—	—	—
Issuance of common stock under ESPP	150,265	—	672	—	—	672
Stock-based compensation expense	—	—	9,153	—	—	9,153
Unrealized loss on available-for-sale securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(46,408)	(46,408)
Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	$59,020
Exercises of vested stock options	385,655	1	1,851	—	—	1,852
Vesting of restricted stock units	531,560	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Issuance of common stock under ESPP	111,639	—	959	—	—	959
Stock-based compensation expense	—	—	10,867	—	—	10,867
Unrealized gain on available-for-sale securities	—	—	—	171	—	171
Net income	—	—	—	—	132,330	132,330
Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of vested stock options	106,831	—	388	—	—	388
Vesting of restricted stock units	515,303	1	—	—	—	1
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Issuance of common stock under ESPP	148,069	—	1,172	—	—	1,172
Stock-based compensation expense	—	—	14,462	—	—	14,462
Unrealized loss on available-for-sale securities	—	—	—	(359)	—	(359)
Net loss	—	—	—	—	(65,002)	(65,002)
Balance at December 31, 2024	54,731,316	$55	$626,296	$(407)	$(326,184)	$299,760

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2024	2023	2022
Cash flow from operating activities
Net (loss) income	$(65,002)	$132,330	$(46,408)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	14,785	11,153	9,344
Depreciation	4,731	4,441	6,191
Amortization of premiums and discounts on marketable securities	(7,969)	(3,626)	(16)
Impairment charge on leased facility	2,776	—	—
Gain on lease termination	—	—	(2,468)
Loss on disposal of fixed assets	510	178	377
Changes in operating assets and liabilities:
Accounts receivable	78,646	(80,150)	—
Related party collaboration receivable	2,665	(3,084)	475
Prepaid expenses and other assets	(2,627)	76	(1,967)
Operating lease, right-of-use assets	4,597	1,975	3,462
Other non-current assets	—	—	(152)
Accounts payable	2,392	(962)	1,992
Accrued expenses	(2,652)	9,007	(3,148)
Operating lease liabilities	(3,320)	(2,833)	(3,922)
Deferred revenue	(44,842)	9,414	23,731
Net cash (used in) provided by operating activities	(15,310)	77,919	(12,509)
Cash flow from investing activities
Purchases of property and equipment	(3,521)	(3,256)	(2,491)
Purchases of marketable securities	(465,685)	(223,968)	(54,848)
Proceeds from sales and maturities of marketable securities	374,347	85,581	50,000
Net cash used in investing activities	(94,859)	(141,643)	(7,339)
Cash flow from financing activities
Proceeds from the exercise of stock options	388	1,852	629
Proceeds from the issuance of common stock in connection with the underwritten public offering	93,473	—	—
Proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	19,305	—	—
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	—	31,121	—
Proceeds from the purchase of common stock under ESPP	849	672	481
Net cash provided by financing activities	114,015	33,645	1,110
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,846	(30,079)	(18,738)
Cash, cash equivalents, and restricted cash beginning of period	70,395	100,474	119,212
Cash, cash equivalents, and restricted cash end of period	$74,241	$70,395	$100,474
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use asset obtained in exchange for operating lease liability	$26,751	$—	$—
Capital expenditures incurred but not yet paid	$—	$—	$14

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Its pipeline includes programs for Alzheimer’s disease (“AD”); Friedreich’s ataxia (“FA”); Parkinson’s disease; and multiple other diseases of the central nervous system (“CNS”). Its pipeline also includes other programs it wholly owns and programs which it is advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; and Neurocrine Biosciences, Inc., or Neurocrine, for the treatment of multiple other diseases of the central nervous system, or CNS.

Many of its programs are derived from the Company’s TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus (“AAV”) capsid discovery platform, which it has used to generate novel capsids (“TRACER Capsids”) and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous (“IV”) dosing. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier (“BBB”) and enhanced CNS tropism in multiple species, including non-human primates. The Company is also developing a second non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB.

Despite reporting net income for the year ended December 31, 2023, the Company has a history of incurring significant losses. As of December 31, 2024, the Company had an accumulated deficit of $326.2 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior and current collaborations and license agreements.

As of December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $332.4 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at December 31, 2024 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive (loss) income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statement of operations and comprehensive (loss) income. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Cash equivalents and marketable securities as of December 31, 2024, and 2023 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
			Less than 12 months	Greater than 12 months

	(in thousands)
As of December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	$—	$—	$—	$59,658
Marketable securities:
U.S. Treasury notes	125,996	32	(45)	(200)	125,783
U.S. Government agency securities	27,552	6	(5)	(35)	27,518
Certificates of deposit	4,280	6	—	—	4,286
Corporate bonds	95,016	18	(58)	—	94,976
Commercial paper	8,456	2	—	—	8,458
Total money market funds and marketable securities	$320,958	$64	$(108)	$(235)	$320,679
As of December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$—	$—	$—	$65,589
Marketable securities:
U.S. Treasury notes	102,966	81	(3)	—	103,044
U.S. Government agency securities	31,068	10	(3)	—	31,075
Corporate bonds	23,975	2	(7)	—	23,970
Commercial paper	3,985	—	—	—	3,985
Total money market funds and marketable securities	$227,583	$93	$(13)	$—	$227,663

All of the Company’s marketable securities at December 31, 2024, and 2023 have a contractual maturity of two years or less.

As of December 31, 2024, the Company held 97 marketable securities that were in an unrealized loss position, representing $156.3 million in fair value. As of December 31, 2023, the Company held 14 marketable securities that were in an unrealized loss position, representing $44.2 million in fair value. The unrealized losses at December 31, 2024, and December 31, 2023, were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities, and it is likely that it will not be required to sell them before recovery of their amortized cost basis.

Restricted Cash

As of December 31, 2024, and 2023, the Company maintained restricted cash totaling approximately $2.9 million and $1.6 million, respectively, held in the form of money market accounts as collateral for the Company’s facility lease obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	As of December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$71,367	$68,802
Restricted cash	2,874	1,593
Total cash, cash equivalents, and restricted cash	$74,241	$70,395

Property and Equipment, net

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company has not recognized any impairment losses through December 31, 2024, other than with respect to the right-of-use asset for one of the Company’s leases.

In June 2024, the Company vacated its leased office and laboratory space in Cambridge, Massachusetts. The Company recorded an impairment charge of $2.8 million to operating expenses as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million.

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

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

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

Upfront payments and fees are recorded as contract liabilities within deferred revenue on the consolidated balance sheets until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. A portion of revenue recognized from the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement relate to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total projected costs. The Company estimates the expected remaining costs to complete the research and development services for each performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure and related revenue recognition.

Research and Development

Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, external research, consultant costs, sponsored research, license fees, process development and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

Leases

The Company determines if an arrangement is or contains a lease at inception under Accounting Standards Codification (ASC) 842 Leases. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company's operating leases are recognized on its consolidated balance sheets as operating lease, right-of-use asset, other current liabilities, and other non-current liabilities. The Company does not have any finance leases.

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

Stock-Based Compensation Expense

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718 Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, directors, and other service providers, referred to as non-employees, including grants of restricted stock units and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive (loss) income based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the fair value of its common stock to determine the fair value of restricted stock awards and restricted stock units.

The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company bases the estimate of expected volatility on the historical volatility of its common stock. The historical volatility is calculated based on the Company’s historical volatility over a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

The Company expenses the fair value of its stock-based compensation awards on a straight-line basis over the derived service period, which is generally the period in which the related services are received, adjusted for actual forfeitures of unvested awards as they occur.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024, the Company does not have any significant uncertain tax positions.

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

For purposes of the diluted net (loss) income per share, unvested restricted common stock and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock and outstanding stock options were excluded from the calculation of diluted net loss per share in the years ended December 31, 2024 and 2022, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the years ended December 31, 2024 and 2022.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive:

	As of December 31,
	2024	2023	2022
Unvested restricted common stock awards	—	22,500	45,000
Unvested restricted common stock units	1,649,943	1,370,897	1,112,563
Outstanding stock options	8,800,464	7,425,444	6,199,571
Total	10,450,407	8,818,841	7,357,134

Basic net (loss) income and diluted weighted-average shares outstanding are as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except share data)
Numerator:
Net (loss) income	$(65,002)	$132,330	$(46,408)
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	57,667,543	43,020,747	38,356,810
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding	57,667,543	43,020,747	38,356,810
Common stock options and restricted stock units	—	1,548,587	—
Weighted average shares outstanding-diluted	57,667,543	44,569,334	38,356,810

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

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard requires annual and interim disclosure of significant segment expenses that are regularly provided to the CODM. The amendments in this update also expand the interim segment disclosure requirements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company has adopted ASU 2023-07 on its consolidated financial statements. and has included the disclosure with this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncement not yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, and is applicable to the Company in fiscal 2025. However, retrospective application is permitted. Early adoption is also permitted. The Company is in the process of evaluating the impact of ASU 2023-09.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, and 2023 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	$59,658	$—	$—
Marketable securities:
U.S. Treasury notes	125,783	125,783	—	—
U.S. Government agency securities	27,518	27,518	—	—
Certificates of deposit	4,286	—	4,286	—
Corporate bonds	94,976	—	94,976	—
Commercial paper	8,458	—	8,458	—
Total money market funds and marketable securities	$320,679	$212,959	$107,720	$—
December 31, 2023
Money market funds included in cash and cash equivalents	$65,589	$65,589	$—	$—
Marketable securities:
U.S. Treasury notes	103,044	103,044	—	—
U.S. Government agency securities	31,075	31,075	—	—
Corporate bonds	23,970	—	23,970	—
Commercial paper	3,985	—	3,985	—
Total money market funds and marketable securities	$227,663	$199,708	$27,955	$—

The Company measures the fair value of money market funds, U.S. Treasury notes and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, corporate bonds, certificates of deposit, and commercial paper, based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2024	2023

	(in thousands)
Other current assets	$2,874	$2,628
Prepaid insurance	428	607
Prepaid research and development contracts	2,332	1,119
Accrued interest receivable	2,311	964
Total	$7,945	$5,318

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2024	2023

	(in thousands)
Laboratory equipment	$20,339	$20,536
Leasehold improvements	6,487	7,106
Furniture and office equipment	2,334	2,625
Other	1,112	1,265
Total property and equipment	30,272	31,532
Less: accumulated depreciation	(15,958)	(15,038)
Property and equipment, net	$14,314	$16,494

The Company recorded $4.7 million, $4.4 million, and $6.2 million in depreciation expense during the years ended December 31, 2024, 2023, and 2022, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2024	2023

	(in thousands)
Employee compensation costs	$6,752	$6,614
Research and development costs	5,246	5,225
Accrued goods and services	1,201	4,229
Professional services	972	755
Total	$14,171	$16,823

7. Lease obligation

Operating Leases

As of December 31, 2024, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031, and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

In August 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space. The commencement date for the First Amendment occurred on February 1, 2024. The expected contractual obligation under the First Amendment to the Company’s existing lease is approximately $35.4 million, to be paid over the 7 year term of the lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $2.9 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash in the accompanying consolidated balance sheets.

In June 2024, the Company vacated its leased office and laboratory space in Cambridge, Massachusetts. The Company recorded an impairment charge of $2.8 million to operating expenses during the second quarter of 2024 as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million. In August 2024, the Company executed the sublease of the Cambridge Facility (the “Sublease Agreement”). Payments received under the Sublease Agreement are included in other income in the condensed consolidated statements of operations and comprehensive (loss) income.

Total lease cost for operating leases of approximately $10.0 million, $3.6 million, and $4.6 million was incurred during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the weighted average remaining lease term was 4.7 years, and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.8%. As of December 31, 2023, the weighted average remaining lease term was 5.0 years, and the weighted average incremental borrowing rate used to determine the operating lease liability was 7.4%.

The following table summarizes the operating sublease income generated under the Sublease Agreement and the BioNTech Sublease Agreement for the years ended December 31, 2024, 2023, and 2022:

	Years ended
	December 31,
	2024	2023	2022

	(in thousands)
Operating sublease income	$601	$—	$1,380

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
2025	$9,909
2026	9,983
2027	7,763
2028	7,996
2029	8,235
Thereafter	8,710
Total future minimum lease payments	$52,595
Less: imputed interest	(8,869)
Total operating lease liabilities	$43,726
Reported as:
Operating lease liabilities	$7,227
Operating lease liabilities, net of current portion	36,499
Total operating lease liabilities	$43,726

8. Commitments, contingencies, and other liabilities

As of December 31, 2024, and 2023, other current and non-current liabilities consisted of the following:

	As of December 31,
	2024	2023

	(in thousands)
Other current liabilities
Operating lease liabilities	$7,227	$3,200
Total other current liabilities	$7,227	$3,200

Other non-current liabilities
Operating lease liabilities	$36,499	$17,094
Other	1,000	1,000
Total other non-current liabilities	$37,499	$18,094

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provided up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement as amended in 2022 provides that the Company is obligated to repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability in the consolidated balance sheet.

Litigation

The Company was not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2024, or 2023.

9. Significant Agreements

2023 Novartis License and Collaboration Agreement

In December 2023 (the “2023 Novartis Collaboration Agreement Effective Date”), the Company entered into a License and Collaboration Agreement (the “2023 Novartis Collaboration Agreement”) with Novartis to (a) provide rights to Novartis with respect to certain TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy (the “Novartis SMA Program”) and (b) collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease (the “Novartis HD Program”), in each case, leveraging TRACER Capsids and other intellectual property controlled by the Company.

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

With respect to the Novartis HD Program, the parties have agreed to conduct research and pre-clinical development of Novartis HD Program Products pursuant to a research plan, with Novartis reimbursing the Company for its activities thereunder in accordance with the agreed-to budget. From and after the first IND application filing for the Novartis HD Program, the parties have agreed that Novartis will assume sole responsibility for the development and commercialization of Novartis HD Program Products.

With respect to each of the Novartis SMA Program Products and Novartis HD Program Products, Novartis is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for at least one of each such product in the United States and in certain other international markets specified in the 2023 Novartis Collaboration Agreement.

Termination

Unless earlier terminated, with respect to any licensed product(s) under the 2023 Novartis Collaboration Agreement, on a country-by-country basis, the 2023 Novartis Collaboration Agreement expires upon the expiration of the last-to-expire royalty term with respect to such licensed product in such country in the territory (the “2023 Novartis Collaboration Term”). Novartis may terminate the 2023 Novartis Collaboration Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company. The 2023 Novartis Collaboration Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

Financial Terms

Under the 2023 Novartis Collaboration Agreement, Novartis paid the Company an upfront payment of $80.0 million. The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $200.0 million for the Novartis SMA Program and up to an aggregate of $225.0 million for the Novartis HD Program, in each case for the first corresponding product to achieve the corresponding milestone. The Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $400.0 million for the Novartis SMA Program and up to an aggregate of $375.0 million for the Novartis HD Program and (b) tiered, escalating royalties in the high single-digit to low double-digit percentages of annual net sales of the Novartis SMA Program Products and the Novartis HD Program Products. The royalties are subject to potential customary reductions, including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Stock Purchase Agreement

Under the stock purchase agreement with Novartis entered into on December 28, 2023 (the “2023 Novartis Stock Purchase Agreement”), Novartis purchased 2,145,002 shares of common stock of the Company (the “Novartis Shares”) for an aggregate purchase price of approximately $20.0 million.

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

The Company recognized the $80.0 million fixed transaction price allocated to the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program, as collaboration revenue upon delivery of the development and commercialization licenses to Novartis in December 2023 and was collected in January 2024.The issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement in January 2024 resulted in a premium of $0.7 million. The premium was allocated to the development and commercialization licenses for the Novartis HD Program and Novartis SMA Program and was recognized as collaboration revenue during the first quarter of 2024, upon the issuance of the Novartis Shares under the 2023 Novartis Stock Purchase Agreement. The Novartis HD Research Services commenced in the first quarter of 2024. During the year ended December 31, 2024, the Company recognized $4.2 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the Novartis HD Program Additionally, as of December 31, 2024, there was $1.5 million of accounts receivable related to reimbursable costs expected to be received from Novartis for research and development services performed.

The Company incurred approximately $1.9 million of business development costs related to the 2023 Novartis Collaboration Agreement which were payable only upon the execution of the agreement and therefore are considered incremental costs of obtaining a contract with a customer. Given the substantial value associated with the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program that were delivered in December 2023, the Company recognized the $1.9 million of costs in general and administrative expenses during the year ended December 31, 2023.

2022 Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022 (the “Novartis Effective Date”), the Company entered into an option and license agreement with Novartis (the “2022 Novartis Agreement”). Pursuant to the 2022 Novartis Agreement, the Company granted Novartis options (the “Novartis License Options”) to license TRACER Capsids (the “Novartis Licensed Capsids”) for exclusive use in programs targeting three specified genes (the “Initial Novartis Targets”), to develop and commercialize AAV gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets (the “Novartis Initial Licensed Products”). Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed programs targeting specified genes (the “Initial Novartis Targets”). Upon Novartis’ exercise of the two Novartis License Options for Initial Novartis Targets, the Company granted Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into Novartis Initial Licensed Products. The Company also agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and a payload directed to the applicable Initial Novartis Target for use in an Initial Novartis Licensed Product. Novartis elected not to license a capsid for one Initial Novartis Target prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that the Company granted to Novartis in connection with this third Initial Novartis Target terminated, and all capsid rights with respect to that Initial Novartis Target returned to the Company.

On September 3, 2024, the Company entered into an amendment (the “Novartis Amendment”) to the 2022 Novartis Agreement. Pursuant to the Novartis Amendment, the Company agreed to amend the 2022 Novartis Agreement to incorporate the grant to Novartis of a direct license (the “Novartis Direct License”) to a TRACER Capsid (the “Novartis Direct Licensed Capsid”) for exclusive use with a certain gene (the “Novartis Direct License Target”) to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into products containing a payload directed to the Novartis Direct License Target (“Novartis Direct Licensed Products”). (a) The two Initial Novartis Targets for which Novartis has exercised its Novartis License Options, and the Novartis Direct License Target collectively are the “Novartis Licensed Targets,” and (b) the Novartis Initial Licensed Products and Novartis Direct Licensed Products collectively are “Novartis Licensed Products”. As a result of the Novartis Amendment, the Novartis Direct License Target is now deemed a Novartis Licensed Target under the 2022 Novartis Agreement, as such term is defined therein, and the Novartis Direct License is subject to all other terms and conditions applicable to licenses granted to Novartis under the 2022 Novartis Agreement. In connection with the Novartis Amendment, the parties acknowledged that Novartis’ prior rights to exercise options for any initial targets and additional targets as described in the 2022 Novartis Agreement, other than those that had previously been exercised, had expired as of the effective date of the Novartis Amendment.

During the period commencing on the Novartis Effective Date and ending on March 4, 2025 with respect to the Initial Novartis Targets and September 3, 2026 with respect to the Novartis Direct License Target (the
Novartis Research Term”), on a target-by-target basis, the Company has granted Novartis a non-exclusive research license to evaluate the Company’s TRACER Capsids for potential use, in combination with a payload directed the applicable Novartis Licensed Target. During the Novartis Research Term, as applicable, the Company may, at its sole discretion and expense, conduct further research activities to identify additional TRACER Capsids. If the Company elects to do so, the Company has agreed to disclose performance characteristics of such new TRACER Capsids to Novartis on a rolling basis. Novartis may, during the applicable Novartis Research Term, conduct additional evaluation of the Company’s capsid candidates and has the right to substitute any other TRACER Capsid for a Novartis Licensed Capsid.

Financial Terms

Under the terms of the 2022 Novartis Agreement, Novartis paid the Company an upfront payment of $54.0 million. In March 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed Initial Novartis Targets. With Novartis’ option exercise on two Initial Novartis Targets, the Company received a $25.0 million option exercise payment in April 2023. Novartis paid the Company a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment, which the Company received in October 2024. The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first Novartis Initial Licensed Product for each Initial Novartis Target for which a Novartis License Option has been exercised to achieve the corresponding milestone. Additionally, the Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $130.0 million for the first Novartis Direct Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages based on annual net sales of each Novartis Licensed Product incorporating the Novartis Licensed Capsids.

Termination

Unless earlier terminated, the 2022 Novartis Agreement expires on the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries. Novartis may terminate the 2022 Novartis Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company. The 2022 Novartis Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

Upon certain terminations for cause by Novartis, the licenses granted by the Company to Novartis under the 2022 Novartis Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Novartis under such licenses had the Novartis Agreement remained in effect would be substantially reduced.

Accounting Analysis

At inception, the Company determined the 2022 Novartis Agreement was a contract with a customer under ASC 606. The Company assessed the promised goods and services and determined that the 2022 Novartis Agreement contains three performance obligations consisting of three material rights, one for each of the Novartis License Options. The Company concluded that each Novartis License Option provides a material right as consideration for each option is less than the amount that the Company would otherwise have expected to receive outside the context of the contract. The promises at inception do not include the underlying goods or services that would be delivered upon exercise of the option but rather represent the value to the customer of having the right to exercise the Novartis License Option at the specified exercise fee. Upon the exercise of a Novartis License Option, until March 4, 2025, while the Company is not obligated to conduct additional research activities upon any option exercise to identify additional proprietary capsids that may be useful for AAV gene therapies for the treatment of central nervous system or cardiovascular diseases, it has agreed to continue to disclose to Novartis, on a rolling basis, the performance characteristics identified for all such capsid candidates, if and when available. Novartis may conduct additional evaluation of such capsid candidates and has the right to substitute any other capsid candidate for the Novartis Licensed Capsid it previously elected to license when it exercised the Novartis License Option. The Company determined that this promise to provide Novartis the ability to evaluate and potentially substitute other capsid candidates for the Novartis Licensed Capsid it previously elected to license when it exercised the Novartis License Option, if and when available, is an additional performance obligation in the arrangement (the “Novartis Substitution Right Performance Obligation”).

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

Novartis agreed to pay to the Company a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment, which was received in October 2024. The Company evaluated the Novartis Amendment under ASC 606 and recorded $15.0 million as collaboration revenue during the year ended December 31, 2024, since the consideration reflected the standalone selling price of the license that was delivered on the Novartis Amendment date, and there were no remaining undelivered performance obligations under the original 2022 Novartis Agreement. The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $130.0 million for the first Novartis Direct Licensed Product to achieve the corresponding milestone. On a Novartis Direct Licensed Product-by-Novartis Direct Licensed Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Direct Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Direct Licensed Product.

During the year ended December 31, 2024, the Company recognized $15.0 million of collaboration revenue related to the Novartis Amendment from the one-time fee received in October 2024 discussed above. During the year ended December 31, 2023, the Company recognized $79.0 million in collaboration revenue related to the 2022 Novartis Agreement. Of this $79.0 million, $54.0 million was attributable to the exercise of the two material rights for Novartis License Options and the expiration of the third material right and was previously deferred as of December 31, 2022. The remaining $25.0 million represented the option exercise fee.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

In January 2023, the Company entered into a collaboration and license agreement with Neurocrine (the “2023 Neurocrine Collaboration Agreement”) for the research, development, manufacture and commercialization of gene therapy products designed to address Parkinson’s disease and glucosylceramidase beta 1-mediated diseases (the “GBA1 Program”), and three early research programs focused on the research, development, manufacture and commercialization of gene therapies designed to address CNS diseases or conditions associated with rare genetic targets (the “2023 Discovery Programs” and, collectively with the GBA1 Program, the “2023 Neurocrine Programs”). The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023 (the “Neurocrine Effective Date”).

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

Pursuant to mutually-agreed development plans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of the Company and Neurocrine (the “2023 Discovery Period”), and as overseen by the Joint Steering Committee for the ongoing collaboration with Neurocrine, the Company is responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other pre-clinical activities regarding the 2023 Collaboration Products. With the exception of one preclinical study where the Company agreed to share costs, Neurocrine has agreed to be responsible for all costs the Company incurs in conducting pre-clinical development activities for each 2023 Neurocrine Program, in accordance with JSC agreed upon workplans and budgets. If the Company breaches its responsibilities during this time or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of the Company’s activities under such 2023 Neurocrine Program.

The Company has been granted the option (“2023 Co-Co Option”) to co-develop and co-commercialize 2023 Collaboration Products in the GBA1 Program in the United States upon the occurrence of the Company receiving topline data from the first Phase 1 clinical trial for a product candidate for Parkinson’s disease being developed pursuant to the GBA1 Program. Should the Company elect to exercise its 2023 Co-Co Option, the Company and Neurocrine agree to enter into a cost and profit-sharing arrangement (a “2023 Co-Co Agreement”), whereby the Company and Neurocrine agree to jointly develop and commercialize 2023 Collaboration Products in the GBA1 Program (“2023 Co-Co Products”) in the United States and share equally in the GBA1 Program’s costs, profits and losses in the United States, with each party entitled to or responsible for 50% of profits and losses with respect to each 2023 Co-Co Product in the United States, subject to specified exceptions. The parties have agreed that the 2023 Co-Co Agreement will provide the Company the right to terminate the 2023 Co-Co Agreement for any reason upon prior written notice to Neurocrine and provide Neurocrine the right to terminate or amend the 2023 Co-Co Agreement upon a change of control under certain circumstances. In the event the Company exercises its 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of the Company’s share of profits until the Company’s obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off out of the Company’s 50% share of profits.

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

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid the Company an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock of the Company at a price of $8.88 per share in February 2023. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to the Company for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. The Company agreed to a forfeit certain milestones and royalties on net sales in the United States if the Company exercises the 2023 Co-Co Option. The JSC’s selection of the development candidate for the GBA1 Program in April 2024 triggered a $3.0 million milestone payment, which the Company received in May 2024. Additionally, the JSC’s selection of the development candidate for a 2023 Discovery Program in September 2024 triggered a $3.0 million milestone payment, which the Company received in October 2024.

Neurocrine has also agreed to pay the Company tiered royalties, based on future net sales of the 2023 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from (a) for the GBA1 Program, the low double-digits to twenty and the high single-digits to mid-teens, respectively, and (b) for each 2023 Discovery Program, high single-digits to mid-teens and mid-single digits to low double-digits, respectively. On a country-by-country and 2023 Neurocrine Program-by-2023 Neurocrine Program basis, the parties have agreed royalty payments would commence on the first commercial sale of a 2023 Collaboration Product in such country and terminate upon the latest of (a) the expiration, invalidation or the abandonment of the last patent covering the composition of the 2023 Collaboration Product or its approved method of use in such country, (b) ten years from the first commercial sale of the 2023 Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country (the “2023 Royalty Term”), subject to an anti-stacking provision. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patent rights related to a 2023 Collaboration Product, approval of biosimilar products in each country, or required payment of licensing fees to third parties related to the development and commercialization of any 2023 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to a fully-paid, perpetual, irrevocable royalty-free license on a country-by-country and 2023 Collaboration Product-by-2023 Collaboration Product basis upon the expiration of the 2023 Royalty Term applicable to the 2023 Collaboration Product in such country.

Termination

Unless earlier terminated, the 2023 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last to expire 2023 Royalty Term with respect to all 2023 Collaboration Products worldwide or (b) the expiration or termination of any 2023 Co-Co Agreement. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement in its entirety or on a 2023 Neurocrine Program-by-2023 Neurocrine Program and/or country-by-country basis by providing at least (a) 180-day advance notice if such notice is provided prior to the first commercial sale of any 2023 Collaboration Product to which the termination applies or (b) one-year advance notice if such notice is provided after the first commercial sale of any product to which the termination applies. The 2023 Neurocrine Collaboration Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

2023 Neurocrine Stock Purchase Agreement

In connection with the execution of the 2023 Neurocrine Collaboration Agreement, Neurocrine and the Company also entered into a stock purchase agreement on January 8, 2023 (“the “2023 Neurocrine Stock Purchase Agreement”), for the sale and issuance of 4,395,588 shares of common stock to Neurocrine at a price of $8.88 per share, for an aggregate purchase price of approximately $39.0 million. In accordance with the terms and conditions of the 2023 Neurocrine Stock Purchase Agreement, the Company issued and sold these shares to Neurocrine in February 2023.

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

The Company utilizes the most likely amount approach to estimate the cost reimbursement and has concluded this consideration should be constrained. As of December 31, 2024, the estimate of the expected reimbursement was $9.0 million of costs incurred based on expectations as of such date. The sales milestone payments and royalties will be recognized in the period the underlying sales occur, as this consideration is related to the two development and commercialization licenses, the predominant performance obligations in the contract.

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

The Company concluded that the variable consideration related to the cost reimbursement of each program will be allocated to each respective program as the cost reimbursement relates specifically to the respective program services being performed under the 2023 Neurocrine Collaboration Agreement. The reimbursement of research services is at a market rate and the allocation of the fixed consideration to each of the three 2023 Discovery Program performance obligations depicts the estimated amounts in which it would expect to receive for these obligations, absent the variable consideration related to the research reimbursement. Based on the initial development plans, the total variable consideration allocated to each program related to the expected cost reimbursement was as follows as of December 31, 2024:

Performance Obligation	Amount
(in thousands)
Variable Consideration
GBA1 Program	$7,960
2023 Discovery Program 1	363
2023 Discovery Program 2	356
2023 Discovery Program 3	305
Total	$8,984

In April 2024, the JSC with Neurocrine selected a development candidate for the GBA1 program under the 2023 Neurocrine Collaboration Agreement. The JSC’s selection of a development candidate for the GBA1 Program triggered a $3.0 million milestone payment to the Company. The Company recorded the $3.0 million as collaboration revenue during the second quarter of 2024.

In September 2024, the JSC with Neurocrine selected a development candidate in a gene therapy program for the potential treatment of an undisclosed neurological disease under the 2023 Neurocrine Collaboration Agreement, which triggered a $3.0 million milestone payment to the Company. The Company included the $3.0 million that had previously been constrained in the transaction price allocated to the program’s performance obligation in the three months ended September 30, 2024, accordingly, which resulted in a cumulative catch-up adjustment to collaboration revenue of approximately $2.0 million.

Based on the relative standalone selling price allocation, the allocation of the fixed transaction price to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
GBA1 Program	$72,459
2023 Discovery Program 1	27,807
2023 Discovery Program 2	24,807
2023 Discovery Program 3	24,807
Total	$149,880

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

During the year ended December 31, 2024, the Company recognized $44.5 million of collaboration revenue associated with the fixed transaction price allocated to the three 2023 Discovery Programs, $3.0 million of collaboration revenue associated with the selection of a development candidate for the GBA1 Program, and $2.2 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2024, there was $27.6 million of deferred revenue related to the 2023 Neurocrine Collaboration Agreement, of which $22.3 million was classified as current and $5.3 million was classified as non-current in the accompanying balance sheets based on the period the services are expected to be delivered. Additionally, as of December 31, 2024, there was $0.3 million of related party collaboration receivable related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

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

2019 Neurocrine Collaboration Agreement

Summary of Agreement

Effective March 2019, the Company entered into a collaboration agreement with Neurocrine (the “2019 Neurocrine Collaboration Agreement”) for the research, development and commercialization of certain of its AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “2019 Neurocrine Programs”) which include: (a) VY-AADC (NBIb-1817) for Parkinson’s disease (the “VY-AADC Program”), (b) a program for the treatment of Friedreich’s ataxia (the “FA Program” and, collectively with the VY-AADC Program, the “Legacy Programs”), and (c) two programs to be determined by the Company and Neurocrine at a later date (the “2019 Discovery Programs”).

In June 2019, in conjunction with the termination of the collaboration agreement with Sanofi Genzyme Corporation, the Company gained ex-U.S. rights to the FA Program. The Company’s ex-U.S. rights to the FA Program were subsequently transferred to Neurocrine under the terms of the 2019 Neurocrine Collaboration Agreement. To facilitate the transfer of the ex-U.S. rights to the FA Program to Neurocrine, the Company and Neurocrine executed an amendment to the 2019 Neurocrine Collaboration Agreement (the “June 2019 Modification”), and Neurocrine paid $5.0 million to the Company. There were no other changes in pricing or scope of the obligations required to be performed under the 2019 Neurocrine Collaboration Agreement.

In February 2021, Neurocrine notified the Company that it had elected to terminate the 2019 Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective August 2, 2021 (the “Neurocrine VY-AADC Program Termination Effective Date”). The 2019 Neurocrine Collaboration Agreement remains in full force and effect for each other program thereunder. As a result of the termination, Neurocrine is no longer obligated to reimburse the Company for research and development activities related to the VY-AADC Program and the Company is no longer eligible to receive milestone or royalty payments related to the VY-AADC Program.

Collaboration and License

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

Candidate Selection

Under the 2019 Neurocrine Collaboration Agreement, the parties committed to agree on a list of up to eight target genes from which Neurocrine had the right to nominate targets for the two 2019 Discovery Programs. The Company and Neurocrine completed the nomination process, and the JSC approved the two targets for development under the 2019 Discovery Programs. The two targets are currently under development.

Financial Terms

The 2019 Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for 2019 Collaboration Products under (a) the FA Program of up to $195.0 million, and (b) each of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. The JSC’s selection of the development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment, which the Company received in March 2024. Furthermore, in connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

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

Termination

Unless earlier terminated, the 2019 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last to expire 2019 Royalty Term with respect to a 2019 Collaboration Product in all countries in the relevant territory or (b) the expiration or termination of any 2019 FA Co-Co Agreement. Neurocrine may terminate the 2019 Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of the 2019 Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of the 2019 Collaboration Product to which the termination applies. The 2019 Neurocrine Collaboration Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

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

The total variable consideration allocated to each program related to the expected cost reimbursement as of December 31, 2024, was as follows:

Performance Obligation	Amount
(in thousands)
Variable Consideration
VY-AADC Program	$53,863
FA Program	19,560
2019 Discovery Program 1	4,546
2019 Discovery Program 2	4,401
Total	$82,370

In February 2024, the JSC with Neurocrine selected a lead development candidate for the FA Program under the 2019 Neurocrine Collaboration Agreement, which triggered a $5.0 million milestone payment to the Company that was received in the first quarter of 2024. The Company included the $5.0 million that had previously been constrained in the transaction price allocated to the FA Program performance obligation in the three months ended March 31, 2024, accordingly, which resulted in a cumulative catch-up adjustment to collaboration revenue of $4.4 million.

Based on the relative standalone selling price allocation, the allocation of the transaction price, exclusive of the variable consideration allocated to the individual performance obligations, to the separate performance obligations was as follows:

Performance Obligation	Amount
(in thousands)
Fixed Consideration
VY-AADC Program	$49,045
FA Program	25,647
2019 Discovery Program 1	14,443
2019 Discovery Program 2	8,247
Total	$97,382

The Company recognizes the transaction price associated with each performance obligation on a proportional performance basis over the period of service using input-based measurements such as costs incurred to date, to estimate proportion performed, and remeasures its progress towards completion at the end of each reporting period.

During the year ended December 31, 2024 and 2023, the Company recognized $10.4 million and $9.8 million of revenue, respectively, associated with its collaboration with Neurocrine related to fixed transaction price allocated to the three active programs, and research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2024, there was $2.8 million of deferred revenue related to the 2019 Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2024, there was $0.4 million of collaboration receivable related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement during the year ended December 31, 2024:

	Balance at			Balance at
	December 31, 2023	Additions	Deductions	December 31, 2024

	(in thousands)
Related party collaboration receivables	$3,341	$12,269	$(14,934)	$676
Contract liabilities:
Deferred revenue	$75,240	$1,592	$(46,435)	$30,397

The change in the related party collaboration receivable balance for the year ended December 31, 2024 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period, for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement. Deferred revenue activity for the year ended December 31, 2024 includes the recording of $1.6 million of deferred revenue during the year ended December 31, 2024 related to fixed transaction price allocation increases, offset by $46.4 million of collaboration revenue recognized on the proportional performance model during the year ended December 31, 2024 for both the 2023 Neurocrine Collaboration Agreement and 2019 Neurocrine Collaboration Agreement, which is classified as either current or non-current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered.

Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement)

Summary of Agreement

The Company is party to an option and license agreement with Alexion (the “Alexion Agreement”). The Company initially entered into the Alexion Agreement with Pfizer, Inc. (“Pfizer”) in October 2021 (the “Alexion Agreement Effective Date”). However, Alexion (via Alexion Pharma International Operations Limited (“APIO”)) later acquired all of Pfizer’s rights under the Alexion Agreement and became the successor-in-interest to Pfizer thereunder effective upon the closing of a definitive purchase and license agreement between Pfizer and Alexion in September 2023. APIO subsequently assigned the Alexion Agreement to its affiliate AstraZeneca Ireland Limited (“AstraZeneca”). Neither the acquisition by Alexion nor the subsequent assignment from APIO to AstraZeneca impacted the material terms of the Alexion Agreement. Pursuant to the Alexion Agreement, the Company has granted Alexion an exclusive, worldwide license, with the right to sublicense, under certain of its intellectual property, the rights to develop and commercialize AAV gene therapy products for the potential treatment of a rare neurological disease comprised of a TRACER Capsid (the “Alexion Licensed Capsid”), and a specified transgene (the “Alexion Transgene”). Such AAV gene therapy products are referred to as “Alexion Licensed CNS Products.”

Prior to Alexion’s acquisition of all of Pfizer’s rights under the Alexion Agreement, we had granted Pfizer the right to exercise up to two options to license TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and a specified transgene. In September 2022, Pfizer exercised its option with respect to a TRACER Capsid for a specified transgene for potential treatment of a rare neurological disease. All of Pfizer’s rights in connection with such option exercise were transferred to Alexion as discussed above. Pfizer did not exercise its option with respect to any TRACER Capsid for a specified transgene for the potential treatment of a cardiovascular disease. As result, all rights to any TRACER Capsids for that cardiovascular disease reverted to the Company in accordance with the terms of the Alexion Agreement.

Financial Terms

Prior to Pfizer’s transfer of its rights under of the Alexion Agreement, Pfizer paid the Company an upfront payment of $30.0 million in October 2021, and an additional fee of $10.0 million in connection with its exercise of an option. The Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Alexion Licensed CNS Product to achieve the corresponding milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

Termination

Unless earlier terminated, the Alexion Agreement expires on the expiration of the last-to-expire royalty term with respect to all Alexion Licensed CNS Products in all countries. Alexion may also terminate the Alexion Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to the Company. The Alexion Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

Upon certain terminations for cause by Alexion, the license that the Company has granted to Alexion under the Alexion Agreement shall become irrevocable and perpetual, and all milestone payments and royalties that would have otherwise been payable by Alexion under such license had the Alexion Agreement remained in effect would be substantially reduced.

Accounting Analysis

At inception, the Company determined the Alexion Agreement was a contract with a customer under ASC 606. The Company assessed the promised goods and services under the Alexion Agreement, in accordance with ASC 606, and determined that the Alexion Agreement contains two performance obligations consisting of two material rights, one for each of the options to license a TRACER Capsid.

The Company received a nonrefundable, upfront payment of $30.0 million as consideration under the Alexion Agreement, which represented the transaction price at inception.

The Company allocated the transaction price to the options based on their relative standalone selling prices, or $15.0 million for each material right.

During the year ended December 31, 2022, the Company recognized $40.0 million in collaboration revenue related to the Alexion Agreement. No revenue was recognized under the Alexion Agreement for the years ended December 31, 2024, and December 31, 2023.

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

The terms of the Touchlight License Agreement included a one-time, non-refundable technology access fee of $5.0 million, which was expensed as research and development expense in the year ended December 31, 2022.

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

During the year ended December 31, 2023, the Company recorded $0.5 million in research and development expense associated with amounts due to Touchlight in conjunction with the 2023 Novartis Collaboration Agreement. During the year ended December 31, 2024, no research and development expense was recognized under the license agreement with Touchlight.

10. Common stock

As of December 31, 2024, and 2023, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved for Future Issuance

	As of December 31,
	2024	2023
Shares reserved for vesting of restricted stock awards under the Founder Agreements	—	22,500
Shares reserved for exercise of outstanding stock options	8,800,464	7,425,444
Shares reserved for vesting of outstanding restricted stock units	1,649,943	1,370,897
Shares reserved for issuances under the 2015 Stock Option Plan	3,765,132	3,572,195
Shares reserved for issuances under the 2015 Employee Stock Purchase Plan	2,010,897	2,158,966
	16,226,436	14,550,002

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

Effective January 1, 2016, and every anniversary thereafter an additional 4% of outstanding common stock was added to the Company’s 2015 Stock Option Plan pursuant to its “evergreen” provision, for future issuance. This has accumulated to a total of 14,717,369 shares through January 1, 2025. During the year ended December 31, 2024, the Company granted options to purchase 1,921,326 shares of common stock to employees and directors under the 2015 Stock Option Plan. As of December 31, 2024, there were 3,765,132 shares available for future issuance under the 2015 Stock Option Plan.

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

Effective January 1, 2016, and every anniversary thereafter an additional 1% of outstanding common stock was added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. This has accumulated to a total of 3,132,873 shares through January 1, 2025. The Company issued 148,069 and 111,639 shares of common stock under the 2015 ESPP in the years ended December 31, 2024, and 2023. As of December 31, 2024, there were 2,010,897 shares available for future purchase under the 2015 ESPP.

Inducement Awards

In the years ended December 31, 2024, 2023 and, 2022, the Company issued non-statutory stock options to purchase an aggregate of 486,000, 573,000, and 390,000 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 223,000, 318,500, and 163,000 shares of the Company’s common stock, respectively, in each case outside of the Company’s 2015 Stock Option Plan as an inducement material to certain individuals’ acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive (loss) income is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
General and administrative	$8,746	$7,568	$6,398
Research and development	6,039	3,585	2,946
Total stock-based compensation expense	$14,785	$11,153	$9,344

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive (loss) income was as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Stock options	$9,727	$7,627	$5,938
Restricted stock awards and units	4,734	3,241	3,215
Employee stock purchase plan awards	323	285	191
Total stock-based compensation expense	$14,785	$11,153	$9,344

Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2024, was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	1,370,897	$6.65
Awarded	1,010,208	$7.83
Vested	(515,303)	$6.42
Forfeited	(215,859)	$6.67
Unvested restricted stock units as of December 31, 2024	1,649,943	$7.44

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. In the year ended December 31, 2024, the Company granted 1,010,208 restricted stock units vesting in equal amounts, annually over three years.

As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $8.6 million which is expected to be recognized over the remaining weighted average vesting period of 1.5 years.

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2023	7,425,444	$8.52
Granted	2,407,326	$7.75
Exercised	(106,831)	$4.49
Cancelled or forfeited	(925,475)	$10.98
Outstanding at December 31, 2024	8,800,464	$8.10	7.3	3,462
Exercisable at December 31, 2024	4,837,929	$8.45	6.4	$2,732

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the years ended December 31, 2024, 2023, and 2022, was $5.45, $6.12, and $3.60, respectively.

The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	4.0%	2.2%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	76.3%	80.4%	79.4%

As of December 31, 2024, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $18.0 million which is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

12. Underwritten public offering

In January 2024, the Company entered into an underwriting agreement relating to an underwritten public offering of 7,777,778 shares of the Company’s common stock, par value $0.001 per share, and, in lieu of common stock to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,333,333 shares of common stock. The underwriters agreed to purchase the Company’s stock at a price of $8.46 and the Pre-Funded Warrants at a price of $8.459 per share underlying each Pre-Funded Warrant. The Company issued 7,777,778 shares of common stock and 3,333,333 Pre-Funded Warrants for net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses pursuant to the underwritten public offering. The Pre-Funded Warrants met the equity classification guidance and therefore are classified as stockholders’ equity.

13. 401(k) Savings plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $1.4 million, $1.1 million, and $0.9 million related to employer contributions made during the years ended December 31, 2024, 2023, and 2022, respectively.

14. Income taxes

The provision for incomes taxes is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Current
Federal	$443	$1,248	$—
State	222	160	16
Total current	665	1,408	16

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax provision	$665	$1,408	$16

A reconciliation of the expected income tax provision computed using the federal statutory income tax rate at the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023	2022
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	9.3%	5.4%	5.2%
General business credits	8.3%	(0.4)%	(3.5)%
Provision to return	0.1%	0.9%	3.2%
Non-deductible expenses	(1.1)%	0.5%	(4.6)%
Other	(3.4)%	(0.4)%	—%
Change in valuation allowance	(35.0)%	(26.0)%	(21.3)%
Total	(0.8)%	1.00%	—%

The Company has historically incurred net operating losses (“NOLs”). As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $20.0 million and $0.8 million, respectively. As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $23.6 million and $13.73 million, respectively, which expire beginning in 2033. As of December 31, 2024, the Company had $0.4 million of state investment credits.

The significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$4,244	$13,724
Tax credit carryforwards	34,424	28,427
Lease liability	11,946	5,544
Deferred revenue	7,867	1,675
Stock-based compensation	5,328	5,157
Non-deductible accruals and reserves	2,435	2,613
Capitalized research expenses	50,974	31,347
Intangibles	499	554
Total deferred tax assets	117,717	89,041
Less valuation allowance	(105,854)	(82,612)
Net deferred tax assets	11,863	6,429
Deferred tax liabilities
Right of use assets	(9,111)	(3,691)
Depreciation and amortization	(2,752)	(2,738)
Net deferred taxes	$—	$—

As required by ASC 740, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which principally comprise NOL carryforwards, tax credit carryforwards, and capitalized research expenses. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $105.9 million and $82.6 million has been established at December 31, 2024 and 2023, respectively. The state NOLs will expire beginning in 2041 while the federal NOLs do not expire. The valuation allowance decreased by $23.3 million for the year ended December 31, 2024. The primary reason for the difference between the income tax provision recorded by the Company and the amount of income tax provision at statutory income tax rates was the change in the valuation allowance.

At December 31, 2024 and 2023, the Company had no unrecognized tax benefits. The Company completed a study of its research and development credit carryforwards in 2024. The Company has recorded an adjustment in the current year to reflect the preliminary results of the research and development study. The completion of the study may result in an additional adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations and comprehensive (loss) income if an adjustment were required.

Sections 382 and 383 of the U.S. Internal Revenue Code (“IRC”) impose substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative “ownership change”. In general, a company would undergo an ownership change if its “5-percent shareholders” (determined under Section 382) increased their collective ownership of the company’s stock by more than 50% over a rolling three-year period. Accordingly, if the Company generates taxable income in the future, changes in our stock ownership, including equity offerings and share repurchase programs, as well as other changes that may be outside its control, could potentially result in material limitations on the Company’s ability to use its net operating loss and research tax credit carryforwards. Similar rules may apply under state tax laws. The Company has not conducted a Section 382 or Section 383 study to determine whether the use of its net operating losses and research tax credits is limited. The Company may have experienced ownership changes in the past, and it may experience ownership changes in the future, some of which are outside of its control. This could limit the amount of net operating losses and research tax credits that the Company can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect to the utilization of net operating losses and research tax credits for federal or state purposes, such as suspensions or  limitations on the use of net operating losses and research tax credits carried forward, or other unforeseen reasons, may result in the Company’s existing net operating losses and research tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2024, and 2023, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

15. Related-party transactions

During the years ended December 31, 2024, 2023, and 2022, the Company received scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the years ended December 31, 2024, 2023 and 2022 was $0.7 million, $0.7 million, and $0.5 million, respectively.

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

Under both the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 9). Amounts due from Neurocrine are reflected as related party collaboration receivable. As of December 31, 2024, the Company recorded approximately $0.7 million in related party collaboration receivable relative to the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement. As of December 31, 2023, the Company recorded approximately $3.3 million in related party collaboration receivable relative to the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement.

16. Segment Information

The Company’s CODM, the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the business of developing and commercializing genetic medicine. The Company therefore has one reportable segment.

The CODM reviews the segment's profit or loss based on net (loss) income reported on the consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actual variances monthly for expenses that are deemed significant in making resource allocation decisions and assessing performance. Further, the CODM reviews the segment's assets based on total assets reported on the consolidated balance sheets. All long-lived assets are held in the United States.

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM reviews the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue to net (loss) income under the significant expense principle for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Collaboration revenue	$80,001	$250,008	$40,907
External research and development (1):
Anti-tau antibody program	15,647	16,923	1,190
SOD1 silencing gene therapy program	15,818	6,251	3,082
Tau silencing gene therapy program	7,455	696	—
Partnered programs (2)	4,985	7,650	3,229
Other programs and platforms (3)	14,176	14,488	14,721
Internal research and development (4)	38,422	27,860	20,505
Facilities and other research and development (5)	30,865	18,304	18,037
General and administrative	35,920	35,822	30,980
Interest income	18,328	11,721	1,792
Other income	622	3	2,653
Income tax provision	665	1,408	16
Net (loss) income	$(65,002)	$132,330	$(46,408)

1)External research and development is allocated to the Company’s programs and platforms, and includes laboratory supplies, and non-employee consultant and contractor costs.
2)Partnered programs include programs in which the Company is collaborating with partners to develop AAV gene therapy products and product candidates under the Company’s 2019 and 2023 Neurocrine Collaboration Agreements, and the 2023 Novartis Collaboration Agreement.
3)	Other programs and platforms consist of expenses related to other early research programs and platforms which are not considered quantitatively and qualitatively significant, including capsid discovery, non-viral delivery, and early research programs.
4)	Internal research and development consist of employee-related expenses including salaries, benefits, and stock-based compensation expense.
5)	Depreciation and amortization are included within facilities and other research and development, which are the same as the amounts in the accompanying consolidated statements of operations as the Company operates as a single operating segment.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant	10-K	4.1	03/14/2018	001-37625

4.2	Form of Pre-Funded Warrant	8-K	4.1	01/08/2024	001-37625

4.4	Description of Registrant’s Securities	10-K	4.4	03/03/2020	001-37625

10.1#	2014 Stock Option and Grant Plan and forms of award agreements thereunder	S-1/A	10.1	10/28/2015	333-207367

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.3†	Collaboration Agreement, by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015	S-1/A	10.3	11/06/2015	333-207367

10.4*	Termination Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.3	08/09/2019	001-37625

10.5*	Amended and Restated Option and License Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.4	08/09/2019	001-37625

10.6*	First Amendment to Amended and Restated Option and License Agreement with Genzyme Corporation, dated September 20, 2020	10-Q	10.1	11/09/2020	001-37625

10.7†	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.28	02/26/2019	001-37625

10.8	Amendment No. 1 to the Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated June 14, 2019	10-Q	10.5	08/09/2019	001-37625

10.09*	Option and License Agreement, by and between the Registrant and Pfizer Inc., dated October 1, 2021	10-Q	10.2	11/02/21	001-37625

10.10	Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated December 23, 2015	10-Q	10.6	05/12/2016	001-37625

10.11	First Amendment to the Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated June 1, 2018	8-K	10.2	06/05/2018	001-37625

10.12	Lease Agreement, by and between the Registrant and HCP/King 75 Hayden LLC, dated March 16, 2020	8-K	10.1	03/19/2020	001-37625

10.13	Form of Indemnification Agreement to be entered into between the Registrant and its directors	S-1/A	10.9	10/28/2015	333-207367

10.14	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers	S-1/A	10.10	10/28/2015	333-207367

10.15#	2015 Employee Stock Purchase Plan	S-1/A	10.12	10/28/2015	333-207367

10.16#	Amendment No. 1 to the 2015 Employee Stock Purchase Plan	10-K	10.21	03/14/2018	001-37625

10.17#	Amended and Restated Employment Agreement, by and between the Registrant and Robin Swartz, effective as of February 7, 2022	8-K	10.2	02/03/2022	001-37625

10.18#	Consulting Agreement by and between the Registrant and Alfred Sandrock, effective as of February 7, 2022	8-K	10.1	02/03/2022	001-37625

10.19#	Form of Non-Qualified Stock Option Agreement for Inducement	10-K	10.27	02/26/2019	001-37625

10.20#	Form of Restricted Stock Unit Agreement for Inducement	10-K	10.33	02/26/2019	001-37625

10.21	Sales Agreement, by and between the Registrant and Cowen and Company, LLC, dated November 8, 2022	S-3	1.2	11/08/2022	333-268240

10.22*	Option and License Agreement by and between the Registrant and Novartis Pharma AG, dated March 4, 2022	10-K	10.36	03/07/2023	001-37625

10.23#	Employment Agreement, by and between the Registrant and Alfred Sandrock, M.D., Ph.D., effective as of March 22, 2022.	8-K	10.1	03/22/2022	001-37625

10.24#	Second Amended and Restated Employment Agreement by and between the Registrant and Todd Carter, Ph.D., effective as of September 7, 2022.	8-K	10.2	09/07/2022	001-37625

10.25*	Patent and Know-How License between the Registrant and Touchlight IP Limited, dated as of November 3, 2022.	10-K	10.43	03/07/2023	001-37625

10.26	Stock Purchase Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.44	03/07/2023	001-37625

10.27*	Collaboration and License Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.45	03/07/2023	001-37625

10.28	Amended and Restated Investor Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.46	03/07/2023	001-37625

10.29#	Employment Agreement by and between the Registrant and Jacquelyn Fahey Sandell, effective as of July 5, 2023.	8-K	10.1	07/10/2023	001-37625

10.30	First Amendment to Lease Agreement, by and between Registrant and LS 75 Hayden, LLC, dated August 11, 2023.	8-K	10.1	08/16/2023	001-37625

10.31*	License and Collaboration Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023.	10-K	10.43	02/28/2024	001-37625

10.32	Stock Purchase Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023.	10-K	10.44		02/28/2024	001-37625

10.33	Investor Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023.	10-K	10.45		02/28/2024	001-37625

10.34#	Employment Agreement, by and between the Registrant and Toby Ferguson, M.D., Ph.D., dated as of February 29, 2024.	8-K	10.1	03/13/2024		001-37625

10.35#	Transition, Separation and Release of Claims Agreement, by and between the Registrant and Peter P. Pfreundschuh, dated April 1, 2024.	8-K	10.1	04/02/2024		001-37625

10.36#	Consulting Agreement by and between the Registrant and Peter P. Pfreundschuh, dated as of May 6, 2024.	10-Q	10.4	05/13/2024		001-37625

10.37*	First Amendment to Collaboration and License Agreement, by and between Registrant and Neurocrine Biosciences, Inc., dated April 3, 2024.	10-Q	10.1	08/06/2024		001-37625

10.38	Employment Agreement, by and between the Registrant and Nathan Jorgensen, Ph.D., dated as of July 8, 2024.	8-K	10.1	06/13/2024		001-37625

10.39*	First Amendment to Option and License Agreement, by and between Registrant and Novartis Pharma AG, dated September 3, 2024.	10-Q	10.1	11/12/2024		001-37625

10.40*	First Amendment to Option and License Agreement, by and between Registrant and AstraZeneca Ireland Limited, dated September 30, 2024.	10-Q	10.2	11/12/2024	001-37625

19.1	Amended and Restated Insider Trading Policy					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

97.1	Compensation Recovery Policy	10-K	97.1	02/28/2024	001-37625

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.	X

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Presentation Link Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: March 11, 2025	VOYAGER THERAPEUTICS, INC.
	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D. Chief Executive Officer, President, and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Voyager Therapeutics, Inc. (the “Company”), hereby severally constitute and appoint Alfred Sandrock and Nate Jorgensen, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alfred Sandrock, M.D., Ph.D.	Chief Executive Officer, President, and Director	March 11, 2025
Alfred Sandrock, M.D., Ph.D.	(Principal Executive Officer)

/s/ Nathan Jorgensen, Ph.D.	Chief Financial Officer	March 11, 2025
Nathan Jorgensen, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Michael Higgins	Director (Chairman of the Board)	March 11, 2025
Michael Higgins

/s/ Grace E. Colón, Ph.D.	Director	March 11, 2025
Grace E. Colón, Ph.D.

/s/ James Geraghty	Director	March 11, 2025
James Geraghty

/s/ Steven Hyman, M.D.	Director	March 11, 2025
Steven Hyman, M.D.

/s/ Catherine J. Mackey, Ph.D.	Director	March 11, 2025
Catherine J. Mackey, Ph.D.

/s/ Jude Onyia, Ph.D.	Director	March 11, 2025
Jude Onyia, Ph.D.

/s/ Glenn Pierce, M.D., Ph.D.	Director	March 11, 2025
Glenn Pierce, M.D., Ph.D.

/s/ George Scangos, Ph.D.	Director	March 11, 2025
George Scangos, Ph.D.

/s/ Nancy Vitale	Director	March 11, 2025
Nancy Vitale