Form 10-Q
period 2025-03-31
Voyager Therapeutics, Inc.
filed 2025-05-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2025, was 55,336,446.

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

These forward-looking statements are only predictions, and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2025, particularly in “Part I, Item 1A — Risk Factors,” and, if applicable, this Quarterly Report on Form 10-Q, particularly in “Part II, Item 1A — Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, strategic collaborations, licenses, joint ventures or investments we may enter into or make.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$74,755	$71,367
Marketable securities	161,264	195,317
Accounts receivable	1,623	1,504
Related party collaboration receivable (see note 8)	487	676
Prepaid expenses and other current assets	7,077	7,945
Total current assets	245,206	276,809
Property and equipment, net	13,929	14,314
Restricted cash	2,874	2,874
Marketable securities, non-current	59,103	65,704
Operating lease, right-of-use assets	32,128	33,349
Total assets	$353,240	$393,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,634	$3,996
Accrued expenses	9,053	14,171
Operating lease liabilities	7,430	7,227
Deferred revenue (see Note 8)	21,095	24,394
Total current liabilities	40,212	49,788
Operating lease liabilities, net of current portion	34,566	36,499
Deferred revenue, net of current portion	4,760	6,003
Other non-current liabilities	1,000	1,000
Total liabilities	80,538	93,290
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at March 31, 2025 and December 31, 2024; 55,209,485 and 54,731,316 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	55	55
Additional paid-in capital	630,051	626,296
Accumulated other comprehensive loss	(199)	(407)
Accumulated deficit	(357,205)	(326,184)
Total stockholders’ equity	272,702	299,760
Total liabilities and stockholders’ equity	$353,240	$393,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Collaboration revenue (including from related parties, see note 12)	$6,473	$19,516
Operating expenses:
Research and development	31,526	27,092
General and administrative	9,640	8,607
Total operating expenses	41,166	35,699
Operating loss	(34,693)	(16,183)
Other income, net:
Interest income	3,291	4,867
Other income	418	—
Total other income, net	3,709	4,867
Loss before income taxes	(30,984)	(11,316)
Income tax provision	37	14
Net loss	$(31,021)	$(11,330)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	208	(458)
Total other comprehensive gain (loss)	208	(458)
Comprehensive loss	$(30,813)	$(11,788)
Net loss per share, basic	$(0.53)	$(0.20)
Net loss per share, diluted	$(0.53)	$(0.20)
Weighted-average common shares outstanding, basic	58,349,769	57,117,046
Weighted-average common shares outstanding, diluted	58,349,769	57,117,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

			Additional	Comprehensive
	Common Stock		Paid-In	(Loss)	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of vested stock options	32,500	—	78	—	—	78
Vesting of restricted stock units	324,520	—	—	—	—	—
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(11,330)	(11,330)
Balance at March 31, 2024	54,318,133	$54	$613,850	$(506)	$(272,512)	$340,886

Balance at December 31, 2024	54,731,316	55	626,296	(407)	(326,184)	299,760
Exercises of vested stock options	27,613	—	82	—	—	82
Vesting of restricted stock units	450,556	—	—	—	—	—
Stock-based compensation expense	—	—	3,673	—	—	3,673
Unrealized gain on available-for-sale securities, net of tax	—	—	—	208	—	208
Net loss	—	—	—	—	(31,021)	(31,021)
Balance at March 31, 2025	55,209,485	$55	$630,051	$(199)	$(357,205)	$272,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flow from operating activities
Net loss	$(31,021)	$(11,330)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,673	3,573
Depreciation	1,014	1,196
Amortization of premiums and discounts on marketable securities	(998)	(1,931)
Loss on disposal of fixed assets	30	59
Non-cash lease expense	1,221	1,057
Changes in operating assets and liabilities:
Accounts receivable	(119)	79,313
Related party collaboration receivable	189	721
Prepaid expenses and other current assets	868	(794)
Other non-current assets	—	(15)
Accounts payable	(1,362)	5,975
Accrued expenses	(5,118)	(9,305)
Operating lease liabilities	(1,730)	891
Deferred revenue	(4,542)	(10,643)
Net cash (used in) provided by operating activities	(37,895)	58,767
Cash flow from investing activities
Purchases of property and equipment	(658)	(2,141)
Purchases of marketable securities	(76,924)	(203,852)
Proceeds from sales and maturities of marketable securities	118,783	109,928
Net cash provided by (used in) investing activities	41,201	(96,065)
Cash flow from financing activities
Proceeds from the exercise of stock options	82	78
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering	—	93,473
Proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	—	19,305
Net cash provided by financing activities	82	112,856
Net increase in cash, cash equivalents, and restricted cash	3,388	75,558
Cash, cash equivalents, and restricted cash, beginning of period	74,241	70,395
Cash, cash equivalents, and restricted cash, end of period	$77,629	$145,953
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$26,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Its pipeline includes programs for Alzheimer’s disease (“AD”); Friedreich’s ataxia (“FA”); Parkinson’s disease; and multiple other diseases of the central nervous system (“CNS”). Its pipeline also includes other programs it wholly owns and programs which it is advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease (“Alexion”); Novartis Pharma AG (“Novartis”); and Neurocrine Biosciences, Inc. (“Neurocrine”) for the treatment of multiple other diseases of CNS.

Many of its programs are derived from the Company’s TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus (“AAV”) capsid discovery platform, which it has used to generate novel capsids (“TRACER Capsids”) and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous (“IV”) dosing. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier (“BBB”) and enhanced CNS tropism in multiple species, including non-human primates. The Company is also developing a second, non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB.

The Company has a history of incurring annual net operating losses. As of March 31, 2025, the Company had an accumulated deficit of $357.2 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, option exercise payments, milestone payments, and cost reimbursements associated with its prior and ongoing collaborations and license agreements.

As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $295.1 million. Based upon the Company’s current operating plans, the Company expects that its existing cash, cash equivalents, and marketable securities at March 31, 2025 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary as disclosed in Note 2, under the heading “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Intercompany balances and transactions have been eliminated.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2025	(in thousands)
Money market funds included in cash and cash equivalents	$68,727	$68,727	$—	$—
Marketable securities:
U.S. Treasury notes	130,578	130,578	—	—
U.S. Government agency securities	16,404	16,404	—	—
Certificates of deposit	3,320	—	3,320
Corporate bonds	61,394	—	61,394	—
Commercial paper	8,671	—	8,671	—
Total money market funds and marketable securities	$289,094	$215,709	$73,385	$—
December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	$59,658	$—	$—
Marketable securities:
U.S. Treasury notes	125,783	125,783	—	—
U.S. Government agency securities	27,518	27,518	—	—
Certificates of deposit	4,286	—	4,286
Corporate bonds	94,976	—	94,976	—
Commercial paper	8,458	—	8,458	—
Total money market funds and marketable securities	$320,679	$212,959	$107,720	$—

The Company measures the fair value of money market funds, U.S. Treasury notes, and U.S. Government agency securities based on quoted prices in active markets for identical securities. The Company measures the fair value of the Level 2 securities, including certificates of deposit, corporate bonds and commercial paper, based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

4. Cash equivalents and available-for-sale marketable securities

Cash equivalents and available-for-sale marketable securities included the following as of March 31, 2025 and December 31, 2024:

			Unrealized Losses
	Amortized Cost	Unrealized Gains	Less than 12 months	Greater than 12 months	Fair Value

	(in thousands)
As of March 31, 2025
Money market funds included in cash and cash equivalents	$68,731	$—	$(4)	$—	$68,727
Marketable securities:
U.S. Treasury notes	130,594	96	(55)	(57)	130,578
U.S. Government agency securities	16,412	1	(3)	(6)	16,404
Certificates of deposit	3,320	—	—	—	3,320
Corporate bonds	61,438	8	(50)	(2)	61,394
Commercial paper	8,671	—	—	—	8,671
Total money market funds and marketable securities	$289,166	$105	$(112)	$(65)	$289,094
As of December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	—	—	—	$59,658
Marketable securities:
U.S. Treasury notes	125,996	32	(45)	(200)	125,783
U.S. Government agency securities	27,552	6	(5)	(35)	27,518
Certificates of deposit	4,280	6	—	—	4,286
Corporate bonds	95,016	18	(58)	—	94,976
Commercial paper	8,456	2	—	—	8,458
Total money market funds and marketable securities	$320,958	$64	$(108)	$(235)	$320,679

All of the Company’s marketable securities at March 31, 2025 and December 31, 2024, have a contractual maturity of two years or less.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive income (loss). Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in other income, net within the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

As of March 31, 2025 and December 31, 2024, the Company held 70 and 97 marketable securities that were in an unrealized loss position, representing $128.3 million and $156.3 million in fair value, respectively. The unrealized losses as of March 31, 2025 and December 31, 2024, were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,	As of December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$74,755	$71,367
Restricted cash included in deposits and other non-current assets	2,874	2,874
Total cash, cash equivalents, and restricted cash	$77,629	$74,241

5. Accrued expenses

Accrued expenses as of March 31, 2025 and December 31, 2024, consist of the following:

	As of March 31,	As of December 31,
	2025	2024

	(in thousands)
Employee compensation costs	$2,294	$6,752
Research and development costs	4,709	5,246
Accrued goods and services	1,230	1,201
Professional services	820	972
Total	$9,053	$14,171

6. Lease obligation

Operating Leases

As of March 31, 2025, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031, and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

In August 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space through January 31, 2031. The commencement date for the First Amendment occurred on February 1, 2024. The expected contractual obligation under the First Amendment to the Company’s existing lease is approximately $35.4 million, to be paid over the remaining seven-year term of the lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $2.9 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In June 2024, the Company vacated the Cambridge Facility. The Company recorded an impairment charge of $2.8 million to operating expenses during the second quarter of 2024 as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million. In August 2024, the Company executed the sublease of the Cambridge Facility (the “Sublease Agreement”). Payments received under the Sublease Agreement are included in other income in the condensed consolidated statements of operations and comprehensive loss. Subject to certain conditions set forth therein, the Sublease Agreement terminates simultaneously with the Company’s lease for the Cambridge Facility.

Total lease cost for operating leases of approximately $1.9 million and $1.7 million was incurred during the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Operating sublease income	$440	$—

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
2025	$7,460
2026	9,983
2027	7,763
2028	7,996
2029	8,235
Thereafter	8,710
Total future minimum lease payments	$50,147
Less: imputed interest	(8,151)
Total operating lease liabilities	$41,996
Reported as:
Operating lease liabilities	$7,430
Operating lease liabilities, net of current portion	34,566
Total operating lease liabilities	$41,996

7. Commitments, contingencies and other liabilities

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement, as amended in 2022, provides that the Company is obligated to repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability in the condensed consolidated balance sheet.

Litigation

The Company was not a party to any material legal matters or claims as of March 31, 2025 or December 31, 2024. The Company did not have contingency reserves established for any litigation liabilities as of March 31, 2025 or December 31, 2024.

8. Significant agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2024, consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there were no material changes to the Company’s collaboration agreements or option and license agreements and the Company did not enter into any new collaboration or license agreements. The Company recorded collaboration revenue of $6.5 million and $19.5 million during the three months ended March 31, 2025 and 2024, respectively.

Related Party Collaboration Receivable and Deferred Revenue

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities (reflected as deferred revenue in the condensed consolidated balance sheets) for the collaboration and license agreement the Company entered into with Neurocrine in January 2023 (the “2023 Neurocrine Collaboration Agreement”) and the collaboration and license agreement the Company entered into with Neurocrine in January 2019 (the “2019 Neurocrine Collaboration Agreement”) during the three months ended March 31, 2025:

	Balance at			Balance at
	December 31, 2024	Additions	Deductions	March 31, 2025

	(in thousands)
Related party collaboration receivables	$676	$385	$(574)	$487
Contract liabilities:
Deferred revenue	$30,397	$—	$(4,542)	$25,855

The change in the related party collaboration receivable balance for the three months ended March 31, 2025 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, under the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the period includes the recording of $4.5 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements, which is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Research and development	$1,485	$1,280
General and administrative	2,188	2,293
Total stock-based compensation expense	$3,673	$3,573

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Stock options	$2,391	$2,408
Restricted stock awards and units	1,205	1,090
Employee stock purchase plan awards	77	75
Total stock-based compensation expense	$3,673	$3,573

Restricted Stock Units and Performance Restricted Stock Units

A summary of the status of and changes in restricted stock unit, or RSU, and performance-based restricted stock unit, or PRSU, activity under the Company’s equity award plans for the three months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested as of December 31, 2024	1,649,943	$7.44
Granted	1,717,311	4.26
Vested	(450,556)	6.47
Forfeited	(67,420)	7.22
Outstanding as of March 31, 2025	2,849,278	$5.68

During the three months ended March 31, 2025, the Company granted 940,311 RSUs to employees. All RSUs granted in the three months ended March 31, 2025 vest in equal amounts, annually over three years. Stock-based compensation for RSUs is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. The stock-based compensation expense related to RSUs was $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to its unvested RSUs of $10.9 million, which is expected to be recognized over the remaining average vesting period of 2.2 years.

During the three months ended March 31, 2025 in connection with the Company’s annual compensation cycle, the Company also granted PRSUs to members of the Company’s senior leadership team to more closely align with long-term performance incentives. The awards vest as to a certain number of PRSUs upon the achievement of specified clinical performance milestones over multiple years. Stock-based compensation for PRSUs is based on the fair value of the Company’s common stock on the date of grant and will be recognized at the time the achievement of the specified performance milestones becomes probable. The Company did not recognize any stock-based compensation expense in connection with the PRSUs during the three months ended March 31, 2025.

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to its unvested PRSUs of $3.3 million, which will be recognized at the time the achievement of the specified performance milestones becomes probable.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2025:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	8,800,464	$8.10	7.3	3,462
Granted	1,911,670	4.27
Exercised	(27,613)	2.96
Cancelled or forfeited	(162,438)	7.41
Outstanding as of March 31, 2025	10,522,083	$7.43	7.4	$499
Exercisable as of March 31, 2025	5,065,944	$8.41	6.1	$406

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $20.5 million which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

10. Net loss per share

For purposes of the diluted net loss per share, unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options were excluded from the calculation of diluted net loss per share in the three months ended March 31, 2025 and 2024, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three months ended March 31, 2025 and 2024.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of March 31,
	2025	2024
Unvested restricted common stock awards	—	22,500
Unvested RSUs and PRSUs	2,849,278	1,719,338
Outstanding stock options	10,522,083	8,909,596
Total	13,371,361	10,651,434

11. Underwritten public offering

On January 4, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the representatives of several underwriters named therein (the “Underwriters”), relating to an underwritten public offering of 7,777,778 shares of the Company’s common stock, par value $0.001 per share, and, in lieu of common stock to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,333,333 shares of common stock. The Underwriters agreed to purchase the Company’s stock from the Company pursuant to the Underwriting Agreement at a price of $8.46 per share and the Pre-Funded Warrants from the Company pursuant to the Underwriting Agreement at a price of $8.459 per share underlying each Pre-Funded Warrant.

On January 9, 2024, the Company issued 7,777,778 shares of common stock and 3,333,333 Pre-Funded Warrants for net proceeds of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses pursuant to the underwritten public offering. The Pre-Funded Warrants met the equity classification guidance and therefore are classified as stockholders’ equity.

The Pre-Funded Warrants issued in connection with the underwritten public offering are included in basic and diluted weighted average shares outstanding for the three months ended March 31, 2025 and 2024 disclosed in the condensed consolidated statements of operations and comprehensive loss.

12. Related-party transactions

During the three months ended March 31, 2025, the Company received scientific advisory board and other scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during each of the three months ended March 31, 2025 and 2024, was $150,000.

Under both the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivable. Amounts received from Neurocrine that have not yet been recognized as revenue are reflected as deferred revenue. Refer to Note 8 for further description of these account balances.

For the three months ended March 31, 2025 and 2024, the Company recognized collaboration revenue of $5.0 million and $18.0 million related to the 2023 and 2019 Neurocrine Agreements.

13. Segment Information

The Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the business of developing and eventually commercializing neurogenetic medicines. The Company therefore has one reportable segment.

The CODM reviews the segment's profit or loss based on net loss reported on the condensed consolidated statement of operations and comprehensive loss and considers forecast-to-actual variances monthly for expenses that are deemed significant in making resource allocation decisions and assessing performance. Further, the CODM reviews the segment's assets based on total assets reported on the condensed consolidated balance sheets. All long-lived assets are held in the United States.

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM reviews the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue and segment expenses to net loss under the significant expense principle for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Collaboration revenue	$6,473	$19,516
External research and development (1):
Anti-tau antibody program (VY7523)	4,249	2,946
SOD1 silencing gene therapy program (VY9323)	1,886	1,964
Tau silencing gene therapy program (VY1706)	3,174	996
Partnered programs (2)	991	2,040
Other programs and platforms (3)	3,181	2,760
Internal research and development (4)	9,958	9,480
Facilities and other research and development (5)	8,087	6,906
General and administrative, total	9,640	8,607
Interest income	3,291	4,867
Other income	418	-
Income tax provision	37	14
Net loss	$(31,021)	$(11,330)

1)	External research and development is allocated to the Company’s programs and platforms and includes contract development and manufacturing organization expenses, laboratory supplies, the costs of non-employee consultants and contractors, and all other expenses paid to external vendors.
2)	Partnered programs include programs in which the Company is collaborating with partners to develop AAV gene therapy products and product candidates under the Company’s 2019 and 2023 Neurocrine Collaboration Agreements, and the License and Collaboration Agreement the Company entered into with Novartis on December 28, 2023.
3)	Other programs and platforms consist of expenses related to other early research programs and platforms which are not considered quantitatively and qualitatively significant, including capsid discovery, non-viral delivery, and early research programs.
4)	Internal research and development consists of employee-related expenses including salaries, benefits, and stock-based compensation expense.
5)	Depreciation and amortization are included within facilities and other research and development, which are the same as the amounts in the accompanying condensed consolidated statements of operations as the Company operates as a single operating segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or the SEC, on March 11, 2025.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following information and any forward-looking statements should be considered in light of factors discussed in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and, if applicable, those included under Part II, Item 1A of our Quarterly Reports on Form 10-Q, that could cause actual future results or events to differ materially from the forward-looking statements that we make.

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

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD, and particularly on tau, which we view as a critically important AD target. Our wholly-owned prioritized pipeline includes two tau targeting programs: VY7523 (which we formerly referred to as VY-TAU01), an anti-tau antibody for AD, and VY1706, a tau silencing gene therapy for AD. VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. We believe this trial has the potential to generate initial data in the second half of 2026. VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized small interfering RNA specifically targeting tau mRNA. VY1706 was selected as the development candidate for the tau silencing gene therapy program in November 2024. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during progression of AD. We anticipate the submission of an investigational new drug, or IND, application for the VY1706 program in 2026. Our proprietary pipeline also includes early research initiatives to develop a vectorized anti-amyloid antibody for AD and a superoxide dismutase 1, or SOD1, gene therapy for SOD1 amyotrophic lateral sclerosis.

We are also working with our collaboration partners on multiple programs. We are advancing five gene therapy programs with Neurocrine. Development candidates were selected for three of these programs in 2024, resulting in milestone payments to us. We expect that Neurocrine will submit IND filings in 2025 for the two most advanced of these programs, a glucosylceramidase beta 1, or GBA1, gene therapy program, and a frataxin, or FXN, gene therapy program for FA, or the FA Program, provided the ongoing GLP toxicology studies support clinical development. These two programs are particularly significant to us for two reasons: the subsequent clinical trials of these programs have the potential to establish human proof-of-concept for the TRACER Capsids, and we have the option to opt-in on co-development and co-commercialization in the United States for both products. Initiation of the first clinical trials for the FA and GBA1 programs are expected in 2026, and the associated regulatory and clinical milestones that we could potentially realize related to these indications in 2025-2026 total up to $35 million.

The GBA1 program, or the GBA1 Program, will focus on both Gaucher and Parkinson’s disease. Gaucher disease is a rare genetic disorder passed down from parents to children. People who have Gaucher disease are missing an enzyme that breaks down fatty substances called lipids. Lipids start to build up in certain organs such as the spleen and liver. In April 2025, Neurocrine deprioritized two discovery-stage programs against undisclosed targets which we had been developing under a collaboration and license agreement with Neurocrine for the research, development and commercialization of certain of our AAV gene therapy products, or the 2019 Neurocrine Collaboration Agreement. On April 30, 2025, the joint steering committee, or JSC, with Neurocrine agreed to discontinue these programs, so rights to these targets returned to us. The discontinuations were not due to any safety concerns. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Novartis for three undisclosed CNS targets and to Alexion for one undisclosed rare neurological disease target. In total, these partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $7.4 billion in milestone payments across the partnered portfolio, including $2.6 billion in potential development milestone payments, as well as royalties.

All of the gene therapies in our wholly-owned and collaborative pipeline leverage TRACER. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS tropism in multiple species, including NHPs. We are also developing a second, non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB.

Overview of Our Pipeline

Collaboration and License Agreements

2023 Novartis License and Collaboration Agreement

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

Under the 2023 Novartis Collaboration Agreement, Novartis paid us an upfront payment of $80.0 million. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $200.0 million for the Novartis SMA Program and up to an aggregate of $225.0 million for the Novartis HD Program, in each case for the first corresponding product to achieve the corresponding milestone. We are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $400.0 million for the Novartis SMA Program and up to an aggregate of $375.0 million for the Novartis HD Program and (b) tiered, escalating royalties in the high single-digit to low double-digit percentages of annual net sales of the Novartis SMA Program Products and the Novartis HD Program Products. The royalties are subject to potential customary reductions, including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits. For a further description of the 2023 Novartis Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “2023 Novartis License and Collaboration Agreement.”

2023 Novartis Stock Purchase Agreement

We and Novartis also entered into a stock purchase agreement on December 28, 2023, or the 2023 Novartis Stock Purchase Agreement, for the sale and issuance of 2,145,002 shares of our common stock, or the Novartis Shares, to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. In accordance with the terms and conditions of the 2023 Novartis Stock Purchase Agreement, we issued and sold the Novartis Shares to Novartis on January 3, 2024.

2022 Novartis Option and License Agreement

On March 4, 2022, or the 2022 Novartis Option and License Effective Date, we entered into an option and license agreement with Novartis, or the 2022 Novartis Option and License Agreement. Pursuant to the 2022 Novartis Option and License Agreement, we granted Novartis options, or the Novartis License Options, to license TRACER Capsids, or the Novartis Licensed Capsids, for exclusive use with certain targets to develop and commercialize AAV gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets, or the Novartis Initial Licensed Products. During the period commencing on the 2022 Novartis Option and License Effective Date and ending on the first anniversary thereof or, in the event Novartis has exercised a Novartis License Option, the third anniversary thereof, on a target-by-target basis, we have granted Novartis a non-exclusive research license to evaluate our TRACER Capsids for potential use in programs targeting three specified genes, or the Initial Novartis Targets. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed programs targeting specified genes, or the Initial Novartis Targets. Novartis elected not to license a capsid for one Initial Novartis Target prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that we granted to Novartis in connection with this third Initial Novartis Target terminated, and all capsid rights with respect to that Initial Novartis Target returned to us.

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

We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first Novartis Initial Licensed Product for each Initial Novartis Target for which a Novartis License Option has been exercised to achieve the corresponding milestone. Additionally, we are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $130.0 million for the first Novartis Direct Licensed Product to achieve the corresponding milestone. On a Novartis Licensed Product-by-Novartis Licensed Product basis, we are also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Novartis Licensed Product. For a further description of the 2022 Novartis Option and License Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “2022 Novartis Option and License Agreement.”

2023 Neurocrine Collaboration Agreement

In January 2023, we entered into a collaboration agreement with Neurocrine for the research, development, manufacture and commercialization of certain of our AAV gene therapy products, or the 2023 Neurocrine Collaboration Agreement. Under the 2023 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2023 Neurocrine Programs: the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs. Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2023 Neurocrine Program, in accordance with workplans and budgets agreed upon by a JSC.

The 2023 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2023 Collaboration Products, under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. In September 2024, we announced that the JSC with Neurocrine selected a development candidate in a gene therapy program for the potential treatment of an undisclosed neurological disease under the 2023 Neurocrine Collaboration Agreement, which triggered a $3.0 million milestone payment to us. We received the $3.0 million in October 2024.

Neurocrine has also agreed to pay us tiered royalties, based on future net sales of the 2023 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from (a) for the GBA1 Program, the low double-digits to twenty and the high single-digits to mid-teens, respectively, and (b) for each 2023 Discovery Program, high single-digits to mid-teens and mid-single digits to low double-digits, respectively. For a further description of the 2023 Neurocrine Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “2023 Neurocrine Collaboration Agreement.”

2019 Neurocrine Collaboration Agreement

In January 2019, we entered into the 2019 Neurocrine Collaboration Agreement. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of Parkinson’s disease, or the VY-AADC Program; the FA Program; and two other undisclosed programs, which we refer to as the 2019 Discovery Programs. Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2019 Neurocrine Program, in accordance with JSC-agreed upon workplans and budgets. Effective August 2, 2021, Neurocrine terminated the VY-AADC Program under the 2019 Neurocrine Collaboration Agreement.

The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the research, development, manufacture, and commercialization of gene therapy products, or the 2019 Collaboration Products, under the FA Program of up to $195.0 million. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, subject to an aggregate cap on commercial milestone payments across all 2019 Neurocrine Programs of $1.1 billion. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to the VY-AADC Program. The JSC’s selection of a lead development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment to us, which we received in March 2024. In April 2025, Neurocrine deprioritized both 2019 Discovery Programs. On April 30, 2025, the JSC agreed to discontinue these programs, so rights to these targets returned to us. The discontinuations were not due to any safety concerns. As a result, such programs are deemed terminated, and we are no longer eligible to receive the milestones for either of the two 2019 Discovery Programs of up to $130.0 million per 2019 Discovery Program or any commercial milestones or royalties related thereto.

Neurocrine has also agreed to pay us royalties based on future net sales of the 2019 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, range from the low-teens to high-teens and high-single digits to mid-teens for the FA Program. For a further description of the 2019 Neurocrine Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the caption “2019 Neurocrine Collaboration Agreement.”

Alexion Option and License Agreement

In October 2021, we entered into an option and license agreement with Pfizer Inc., or Pfizer, pursuant to which we granted Pfizer options to receive an exclusive license to certain TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a capsid and specified transgene. Effective as of September 30, 2022, Pfizer exercised one option with respect to a capsid for a specified transgene for the potential treatment of a rare neurological disease, and we granted Pfizer an exclusive, worldwide license, with the right to sublicense, under certain of our intellectual property, the rights to develop and commercialize rare neurological disease products utilizing the capsid candidate and incorporating the specified transgene.

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

Pursuant to an amendment to the Alexion Agreement effective as of September 30, 2024, we agreed to extend the research term thereunder until April 1, 2025, during which period we may, at our sole discretion and expense, conduct further research activities to identify additional TRACER Capsids for potential use in the development of AAV gene therapies under the Alexion Agreement. Effective March 15, 2025, we agreed to further extend the research term to October 1, 2025. For a further description of the Alexion Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement).”

Accumulated Deficit; Expenses

We have a history of incurring significant losses. We reported a net loss of $31.0 million for the three months ended March 31, 2025 and a net loss of $65.0 million for the fiscal year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $357.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct clinical trials in connection with VY7523, including our ongoing Phase 1 MAD clinical trial;
●	continue investing in our proprietary antibody program, gene therapy and vectorized antibody platforms and programs, and other research and development initiatives;
●	continue investing in and supporting TRACER, our proprietary discovery platform to facilitate the selection of AAV capsids and our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	increase our investment in the discovery and development of modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our FA Program pursuant to the 2019 Neurocrine Collaboration Agreement, our GBA1 Program pursuant to the 2023 Neurocrine Collaboration Agreement, and the Novartis HD Program pursuant to the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene therapies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;

●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2025, we recognized $4.5 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $0.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $1.2 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, and $0.3 million of other collaboration revenue. For the three months ended March 31, 2024, we recognized $11.5 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $6.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $0.8 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, and $0.7 million of collaboration revenue in connection with the premium on the issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement.

For additional information about our revenue recognition policy related to collaborations pursuant to the 2023 and 2019 Neurocrine Collaboration Agreements and the 2023 Novartis Collaboration Agreement, refer to Note 9 of the December 31, 2024, consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the three months ended March 31, 2025, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our SAD and MAD clinical trials to evaluate VY7523, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses. Our expenses will increase if:

●	we are required by the U.S. Food and Drug Administration or the European Medicines Agency or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in enrollment of patients in or completing our clinical trials or the development of our product candidates.

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

During the three months ended March 31, 2025, our general and administrative expenses have increased as compared to the amount recorded in the same period in prior year primarily due to additional professional services used in the quarter compared to the three months ended March 31, 2024.

Other Income, Net

Other income, net consists primarily of interest income on our marketable securities and payments received under the sublease of the office and laboratory space in Cambridge, Massachusetts.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended March 31, 2025, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2025.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025, and 2024, together with the changes in those items in dollars:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$6,473	$19,516	$(13,043)
Operating expenses:
Research and development	31,526	27,092	4,434
General and administrative	9,640	8,607	1,033
Total operating expenses	41,166	35,699	5,467
Other income, net:
Interest income	3,291	4,867	(1,576)
Other income	418	—	418
Total other income, net	3,709	4,867	(1,158)
Loss before income taxes	(30,984)	(11,316)	(19,668)
Income tax provision	37	14	23
Net loss	$(31,021)	$(11,330)	$(19,691)

Collaboration Revenue

Collaboration revenue was $6.5 million and $19.5 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we recognized collaboration revenue in connection with the following agreements:

●	$4.5 million with the 2023 Neurocrine Collaboration Agreement;
●	$0.5 million with the 2019 Neurocrine Collaboration Agreement;
●	$1.2 million with the 2023 Novartis Collaboration Agreement; and
●	$0.3 million in other collaboration revenue.

During the three months ended March 31, 2024 we recognized collaboration revenue in connection with the following agreements:

●	$11.5 million with the 2023 Neurocrine Collaboration Agreement;
●	$6.5 million with the 2019 Neurocrine Collaboration Agreement;
●	$0.8 million with the 2023 Novartis Collaboration Agreement; and
●	$0.7 million with the premium on the issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement.

Research and Development Expense

Research and development expense increased by $4.4 million from $27.1 million for the three months ended March 31, 2024 to $31.5 million for the three months ended March 31, 2025. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024. All amounts for the three months ended March 31, 2024 have been reclassified to conform to the current year’s presentation.

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Internal research and development	$9,958	$9,480	$478
External research and development	13,481	10,706	2,775
Facilities and other	8,087	6,906	1,181
Total research and development expenses	$31,526	$27,092	$4,434

The increase in research and development expense for the three months ended March 31, 2025 was primarily attributable to the following:

●	approximately $2.8 million for external research and development costs related to increased program-related spending, driven by increases in VY7523 as our Phase 1 MAD clinical trial has commenced, along with increases in VY1706, offset by decreases in external research and development on our partnered programs;

●	approximately $1.2 million for facility and other costs primarily related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024; and

●	approximately $0.5 million for increased internal research and development costs associated with higher headcount in research and development functions as compared to the same period in the prior year.

General and Administrative Expense

General and administrative expense increased by $1.0 million from $8.6 million for the three months ended March 31, 2024 to $9.6 million for the three months ended March 31, 2025. The increase in general and administrative expense was primarily attributable to increased employee-related costs, along with increased professional services fees compared to the three months ended March 31, 2024.

Other Income, Net

Other income, net of approximately $3.7 million was recognized during the three months ended March 31, 2025, as compared to $4.9 million during the three months ended March 31, 2024. Other income during both periods was primarily related to interest income on marketable securities. The decrease is primarily due to decreased interest rates and also decreased marketable securities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings and private placements of our common stock, strategic collaborations and option and license arrangements, including our 2019 Neurocrine Collaboration Agreement, 2023 Neurocrine Collaboration Agreement, 2022 Novartis Option and License Agreement, 2023 Novartis Collaboration Agreement, Alexion Agreement, and with our prior collaboration agreements.

During the three months ended March 31, 2024, we completed an underwritten public offering which resulted in net proceeds to us of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

We and Novartis entered into the 2023 Novartis Stock Purchase Agreement, on December 28, 2023, for the sale and issuance of the Novartis Shares to Novartis at a price of $9.324 per share, for an aggregate purchase price of approximately $20.0 million. In accordance with the terms and conditions of the 2023 Novartis Stock Purchase Agreement, we issued and sold these shares to Novartis on January 3, 2024.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,895)	$58,767
Investing activities	41,201	(96,065)
Financing activities	82	112,856
Net increase in cash, cash equivalents, and restricted cash	$3,388	$75,558

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $37.9 million during the three months ended March 31, 2025 compared to $58.8 million in net cash provided by operating activities during the three months ended March 31, 2024. Net cash used in operating activities during the three months ended March 31, 2025 was primarily due to our net loss of $31.0 million, combined with changes in our working capital accounts, including a decrease in accrued expenses and deferred revenue during the three months ended March 31, 2025.

The net cash provided by operating activities during the three months ended March 31, 2024 was primarily due to a decrease in accounts receivable from the cash receipt under the 2023 Novartis Collaboration Agreement during the first quarter of 2024, offset by the net loss of $11.3 million, combined with changes in our working capital accounts, including a decrease in deferred revenue and a decrease in accrued expenses during the three months ended March 31, 2024.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $41.2 million during the three months ended March 31, 2025 compared to $96.1 million of net cash used in investing activities during the three months ended March 31, 2024. The change was primarily due to a decrease of $126.9 million of purchases of marketable securities during the three months ended March 31, 2025 as compared to March 31, 2024. Further, proceeds from sales and maturities of marketable securities increased by $8.9 million during the three months ended March 31, 2025 compared to March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2025 compared to $112.9 million during the three months ended March 31, 2024. The decrease was primarily due to $93.5 million in net proceeds from the issuance of common stock and pre-funded warrants in connection with the public offering in 2024, and $19.3 million in proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement, during the three months ended March 31, 2024.

Funding Requirements

Our expenses during the three months ended March 31, 2025, increased as compared with the three months ended March 31, 2024, as we progressed our research and development programs, advanced VY7523 into clinical development, and increased headcount. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates, including in our ongoing Phase 1 MAD clinical trial to evaluate VY7523 in 2025, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to the current inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of March 31, 2025 we had cash, cash equivalents, and marketable securities of $295.1 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at March 31, 2025 along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into mid-2027. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our ongoing clinical trials to evaluate VY7523;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the license agreement we entered into with Touchlight IP Limited in November 2022;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of March 31, 2025, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 11, 2025. Any of the risks and uncertainties described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the discussion under the caption “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors.

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

During the quarterly period covered by this report, no new trading arrangement for the sale or purchase of our securities was adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) other than the adoption by Toby Ferguson, M.D., Ph.D., our Chief Medical Officer, of a durable sale instruction constituting a Rule 10b5-1 trading arrangement on March 27, 2025, related to sell-to-cover transactions for restricted stock units, or RSUs, granted on or after April 1, 2024, which superseded a durable sale instruction Dr. Ferguson had previously adopted on March 22, 2024, with regard to the same transactions that constituted a non-Rule 10b5-1 trading arrangement. The superseding Rule 10b5-1 trading arrangement did not modify or change the amount, price, or timing of the sale of securities subject to a durable sale instruction by Dr. Ferguson.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	Form of Performance Restricted Stock Unit Award Agreement.					X

10.2	Second Amendment to Option and License Agreement, by and between the Company and AstraZeneca Ireland Limited, dated as of March 15, 2025.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: May 6, 2025	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Nathan Jorgensen, Ph.D.
Nathan Jorgensen, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)