Form 10-Q
period 2025-06-30
Voyager Therapeutics, Inc.
filed 2025-08-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2025 was 55,468,806.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$43,940	$71,367
Marketable securities	171,653	195,317
Accounts receivable	1,674	1,504
Related party collaboration receivable (see note 8)	851	676
Prepaid expenses and other current assets	9,771	7,945
Total current assets	227,889	276,809
Property and equipment, net	13,919	14,314
Restricted cash	2,874	2,874
Marketable securities	46,446	65,704
Operating lease, right-of-use assets	30,973	33,349
Total assets	$322,101	$393,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,804	$3,996
Accrued expenses	12,025	14,171
Operating lease liabilities	7,637	7,227
Deferred revenue (see note 8)	20,517	24,394
Total current liabilities	41,983	49,788
Operating lease liabilities, net of current portion	32,567	36,499
Deferred revenue, net of current portion	2,607	6,003
Other non-current liabilities	1,000	1,000
Total liabilities	78,157	93,290
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at June 30, 2025 and December 31, 2024; 55,434,956 and 54,731,316 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	56	55
Additional paid-in capital	634,696	626,296
Accumulated other comprehensive loss	(221)	(407)
Accumulated deficit	(390,587)	(326,184)
Total stockholders’ equity	243,944	299,760
Total liabilities and stockholders’ equity	$322,101	$393,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Collaboration revenue (including from related parties, see note 12)	$5,200	$29,578	$11,673	$49,094
Operating expenses:
Research and development	31,330	34,452	62,856	61,544
General and administrative	10,495	10,151	20,135	18,758
Total operating expenses	41,825	44,603	82,991	80,302
Operating loss	(36,625)	(15,025)	(71,318)	(31,208)
Other income, net:
Interest income	2,831	4,888	6,122	9,755
Other income	427	20	845	20
Total other income, net	3,258	4,908	6,967	9,775
Loss before income taxes	(33,367)	(10,117)	(64,351)	(21,433)
Income tax provision	15	24	52	38
Net loss	$(33,382)	$(10,141)	$(64,403)	$(21,471)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(22)	(16)	186	(474)
Total other comprehensive (loss) income	(22)	(16)	186	(474)
Comprehensive loss	$(33,404)	$(10,157)	$(64,217)	$(21,945)

Net loss per share, basic	$(0.57)	$(0.18)	$(1.10)	$(0.37)
Net loss per share, diluted	$(0.57)	$(0.18)	$(1.10)	$(0.37)

Weighted-average common shares outstanding, basic	58,666,460	57,721,934	58,508,989	57,419,490
Weighted-average common shares outstanding, diluted	58,666,460	57,721,934	58,508,989	57,419,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of stock options	32,500	—	78	—	—	78
Vesting of restricted stock units	324,520	—	—	—	—	—
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(11,330)	(11,330)
Balance at March 31, 2024	54,318,133	$54	$613,850	$(506)	$(272,512)	$340,886
Exercises of stock options	25,958	—	90	—	—	90
Vesting of restricted stock units	56,549	—	—	—	—	—
Issuance of common stock under ESPP	71,473	—	639	—	—	639
Stock-based compensation expense	—	—	3,959	—	—	3,959
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(10,141)	(10,141)
Balance at June 30, 2024	54,472,113	$54	$618,538	$(522)	$(282,653)	$335,417

Balance at December 31, 2024	54,731,316	55	626,296	(407)	(326,184)	299,760
Exercises of stock options	27,613	—	82	—	—	82
Vesting of restricted stock units	450,556	—	—	—	—	—
Stock-based compensation expense	—	—	3,673	—	—	3,673
Unrealized gain on available-for-sale securities, net of tax	—	—	—	208	—	208
Net loss	—	—	—	—	(31,021)	(31,021)
Balance at March 31, 2025	55,209,485	$55	$630,051	$(199)	$(357,205)	$272,702
Exercises of stock options	27,433	1	78	—	—	79
Vesting of restricted stock units	99,528	—	—	—	—	—
Issuance of common stock under ESPP	98,510	—	434	—	—	434
Stock-based compensation expense	—	—	4,133	—	—	4,133
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(33,382)	(33,382)
Balance at June 30, 2025	55,434,956	$56	$634,696	$(221)	$(390,587)	$243,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flow from operating activities
Net loss	$(64,403)	$(21,471)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	7,806	7,615
Depreciation	2,079	2,588
Impairment charge on leased facility	—	2,776
Amortization of premiums and discounts on marketable securities	(1,789)	(4,395)
Loss on disposal of fixed assets	79	286
Non-cash lease expense	2,376	2,432
Changes in operating assets and liabilities:
Accounts receivable	(170)	78,448
Related party collaboration receivable	(175)	1,792
Prepaid expenses and other current assets	(1,826)	(1,980)
Accounts payable	(2,192)	1,001
Accrued expenses	(2,146)	(6,550)
Operating lease liabilities	(3,522)	(104)
Deferred revenue	(7,273)	(35,251)
Net cash (used in) provided by operating activities	(71,156)	27,187
Cash flow from investing activities
Purchases of property and equipment	(1,763)	(3,108)
Purchases of marketable securities	(114,790)	(293,859)
Proceeds from sales and maturities of marketable securities	159,687	164,959
Net cash provided by (used in) investing activities	43,134	(132,008)
Cash flow from financing activities
Proceeds from the exercise of stock options	161	168
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering	—	93,473
Proceeds from the issuance of common stock and pre-funded warrants in connection with the 2023 Novartis Stock Purchase Agreement	—	19,305
Proceeds from the purchase of common stock under ESPP	434	481
Net cash provided by financing activities	595	113,427
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,427)	8,606
Cash, cash equivalents, and restricted cash, beginning of period	74,241	70,395
Cash, cash equivalents, and restricted cash, end of period	$46,814	$79,001
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$26,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Its pipeline includes programs for Alzheimer’s disease (“AD”); Friedreich’s ataxia (“FA”); Parkinson’s disease; and multiple other diseases of the central nervous system (“CNS”). Its pipeline includes programs it wholly owns and programs which it is advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease (“Alexion”); Novartis Pharma AG (“Novartis”); and Neurocrine Biosciences, Inc. (“Neurocrine”) for the treatment of multiple diseases of the CNS.

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

The Company has a history of incurring annual net operating losses. As of June 30, 2025, the Company had an accumulated deficit of $390.6 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, option exercise payments, milestone payments, and cost reimbursements associated with its prior and ongoing collaborations and license agreements.

As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $262.0 million. Based upon the Company’s current operating plans, the Company expects that its existing cash, cash equivalents, and marketable securities at June 30, 2025 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies and basis of presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP, which can be found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, incremental borrowing rate for leases, accrued expenses, stock-based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies and Basis of Presentation” within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2025	(in thousands)
Money market funds included in cash and cash equivalents	$38,063	$38,063	$—	$—
Marketable securities:
U.S. Treasury notes	114,854	114,854	—	—
U.S. Government agency securities	21,871	21,871	—	—
Corporate bonds	73,222	—	73,222	—
Commercial paper	8,152	—	8,152	—
Total money market funds and marketable securities	$256,162	$174,788	$81,374	$—
December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	$59,658	$—	$—
Marketable securities:
U.S. Treasury notes	125,783	125,783	—	—
U.S. Government agency securities	27,518	27,518	—	—
Certificates of deposit	4,286	—	4,286	—
Corporate bonds	94,976	—	94,976	—
Commercial paper	8,458	—	8,458	—
Total money market funds and marketable securities	$320,679	$212,959	$107,720	$—

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

4. Cash equivalents and available-for-sale marketable securities

Cash equivalents and available-for-sale marketable securities included the following at June 30, 2025 and December 31, 2024:

			Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
	Cost	Gains	12 Months	12 Months	Value

	(in thousands)
As of June 30, 2025
Money market funds included in cash and cash equivalents	$38,063	$—	$—	$—	$38,063
Marketable securities:
U.S. Treasury notes	114,874	82	(77)	(25)	114,854
U.S. Government agency securities	21,886	2	(6)	(11)	21,871
Corporate bonds	73,281	2	(57)	(4)	73,222
Commercial paper	8,151	1	—	—	8,152
Total money market funds and marketable securities	$256,255	$87	$(140)	$(40)	$256,162
As of December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	—	—	—	$59,658
Marketable securities:
U.S. Treasury notes	125,996	32	(45)	(200)	125,783
U.S. Government agency securities	27,552	6	(5)	(35)	27,518
Certificates of deposit	4,280	6	—	—	4,286
Corporate bonds	95,016	18	(58)	—	94,976
Commercial paper	8,456	2	—	—	8,458
Total money market funds and marketable securities	$320,958	$64	$(108)	$(235)	$320,679

All of the Company’s marketable securities as of June 30, 2025 and December 31, 2024 have a contractual maturity of two years or less.

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

As of June 30, 2025 and December 31, 2024, the Company held 89 and 97 marketable securities that were in an unrealized loss position, representing $157.8 million and $156.3 million, respectively, in fair value. The unrealized losses at June 30, 2025 and December 31, 2024 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$43,940	$71,367
Restricted cash included in deposits and other non-current assets	2,874	2,874
Total cash, cash equivalents, and restricted cash	$46,814	$74,241

5. Accrued expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 consist of the following:

	As of June 30,	As of December 31,
	2025	2024

	(in thousands)
Employee compensation costs	$6,339	$6,752
Research and development costs	3,603	5,246
Accrued goods and services	1,346	1,201
Professional services	737	972
Total	$12,025	$14,171

6. Lease obligation

Operating Leases

As of June 30, 2025, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031 ( the “Lexington Facility”) and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

In August 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for the Lexington Facility, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space through January 31, 2031. The commencement date for the First Amendment occurred on February 1, 2024. The expected contractual obligation under the Company’s existing lease for the Lexington Facility, as amended by the First Amendment, is approximately $35.4 million, to be paid over the seven-year term of the lease.

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

Total lease cost for operating leases of approximately $1.9 million and $4.4 million was incurred during the three months ended June 30, 2025 and 2024, respectively. Total lease cost for operating leases of approximately $3.8 million and $6.1 million was incurred during the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Operating sublease income	$303	$—	$606	$—

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
Remainder of 2025	4,982
2026	9,983
2027	7,763
2028	7,996
2029	8,235
Thereafter	8,710
Total future minimum lease payments	$47,669
Less: imputed interest	(7,465)
Total operating lease liabilities	$40,204
Reported as:
Operating lease liabilities	$7,637
Operating lease liabilities, net of current portion	32,567
Total operating lease liabilities	$40,204

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

Litigation

The Company was not a party to any material legal matters or claims as of June 30, 2025 or December 31, 2024. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2025 or December 31, 2024.

8. Significant agreements

The Company’s significant agreements are described in Note 9 of the December 31, 2024 consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three and six months ended June 30, 2025, there were no material changes to the Company’s collaboration agreements or option and license agreements and the Company did not enter into any new collaboration or license agreements. The Company recorded collaboration revenue of $5.2 million and $29.6 million during the three months ended June 30, 2025 and 2024, respectively. The Company recorded collaboration revenue of $11.7 million and $49.1 million during the six months ended June 30, 2025 and 2024, respectively.

Related Party Collaboration Receivable and Deferred Revenue

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities (reflected as deferred revenue in the condensed consolidated balance sheets) for the collaboration and license agreement the Company entered into with Neurocrine in January 2023 (the “2023 Neurocrine Collaboration Agreement”) and the collaboration and license agreement the Company entered into with Neurocrine in January 2019 (the “2019 Neurocrine Collaboration Agreement”) during the six months ended June 30, 2025:

	Balance at			Balance at
	December 31, 2024	Additions	Deductions	June 30, 2025

	(in thousands)
Related party collaboration receivables	$676	$1,352	$(1,177)	$851
Contract liabilities:
Deferred revenue	$30,397	$—	$(7,273)	$23,124

The change in the related party collaboration receivable balance for the six months ended June 30, 2025 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, under the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the period includes the recording of $7.3 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue is classified as either current or non-current in the accompanying condensed consolidated balance sheet based on the period the services are expected to be delivered.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Research and development	$1,629	$1,626	$3,114	$2,906
General and administrative	2,504	2,416	4,692	4,709
Total stock-based compensation expense	$4,133	$4,042	$7,806	$7,615

Stock-based compensation expense by type of award included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Stock options	$2,556	$2,577	$4,948	$4,985
Restricted stock awards and units	1,478	1,382	2,682	2,471
Employee stock purchase plan awards	99	83	176	159
Total stock-based compensation expense	$4,133	$4,042	$7,806	$7,615

Employee Stock Purchase Plan

In October 2015, the Company’s board of directors (the “Board”) and stockholders approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, all full-time employees of the Company are eligible to purchase common stock of the Company twice per year, at the end of each six-month payment period. During each payment period, eligible employees who so elect, may authorize payroll deductions in an amount of 1% to 10% (whole percentages only) of the employee’s base pay for each payroll period. At the end of each payment period, the accumulated deductions are used to purchase shares of common stock from the Company at a discount. A total of 262,362 shares of common stock were initially authorized for issuance under the 2015 ESPP. Effective January 1, 2016, and every anniversary thereafter an additional 1% of outstanding common stock was added to the 2015 ESPP, pursuant to its evergreen provision, for future issuance. This accumulated to a total of 3,132,873 shares through January 1, 2025.

On March 18, 2025, the Board adopted, and on June 3, 2025, the stockholders approved, the Amended and Restated 2015 Employee Stock Purchase Plan (together with the 2015 ESPP, the “ESPP”) to (i) eliminate the evergreen provision in the 2015 ESPP and (ii) expand the class of eligible employees by eliminating the requirement that participants must have completed six months of employment.

As of June 30, 2025, there were 1,912,387 shares available for future purchase under the ESPP.

2025 Stock Incentive Plan

On March 18, 2025, the Board adopted, and on June 3, 2025, the stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”). Under the 2025 Plan, the Company may issue awards for up to a number of shares of common stock equal to the sum of: (i) 3,631,952 shares of common stock; and (ii) such additional number of shares of common stock (up to 14,190,976 shares) as is equal to the sum of (x) the number of shares of common stock reserved for issuance under the Company’s 2015 Stock Option and Incentive Plan (the “2015 Plan”) that remained available for grant thereunder immediately prior to the date that the 2025 Plan was approved by our stockholders and (y) the number of shares of common stock subject to awards granted under the 2015 Plan that were outstanding as of the date that the 2025 Plan was approved by our stockholders and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended, and any regulations thereunder).

The Company intends to utilize the 2025 Plan to grant equity awards to the Company’s employees, non-employee directors, consultants, and advisors in order to recruit, incentivize, retain and reward those who are critical to the Company’s success. Effective as of the approval of the 2025 Plan by the Company’s stockholders, no new awards will be granted under the 2015 Plan.

As of June 30, 2025, there were 6,258,128 shares available under the 2025 Plan.

Restricted Stock Units and Performance Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit, or RSU, and performance-based restricted stock unit, or PRSU, activity under the Company’s equity award plans for the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested as of December 31, 2024	1,649,943	$7.44
Granted	1,770,961	$4.23
Vested	(550,084)	$7.00
Forfeited	(144,522)	$6.69
Outstanding as of June 30, 2025	2,726,298	$5.50

During the six months ended June 30, 2025, the Company granted 1,770,961 RSUs to employees. All RSUs granted in the six months ended June 30, 2025 vest in equal amounts, annually over three years. Stock-based compensation for RSUs is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. The stock-based compensation expense related to RSUs was $1.5 million and $2.7 million for the three and six months ended June 30, 2025, respectively. The stock-based compensation expense related to RSUs was $1.4 million and $2.5 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to its unvested RSUs of $12.5 million, which is expected to be recognized over the remaining average vesting period of 3.2 years.

During the first quarter of 2025, in connection with the Company’s annual compensation cycle, the Company also granted PRSUs to members of the Company’s senior leadership team to more closely align with long-term performance incentives. The awards vest as to a certain number of PRSUs upon the achievement of specified clinical performance milestones over multiple years. Stock-based compensation for PRSUs is based on the fair value of the Company’s common stock on the date of grant and will be recognized at the time the achievement of the specified performance milestones becomes probable. The Company did not recognize any stock-based compensation expense in connection with the PRSUs during the six months ended June 30, 2025.

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to its unvested PRSUs of $3.3 million, which will be recognized at the time the achievement of the specified performance milestones becomes probable.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2025:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	8,800,464	$8.10	7.3	3,462
Granted	2,206,170	$4.13
Exercised	(55,046)	$2.91
Cancelled or forfeited	(606,421)	$7.01
Outstanding as of June 30, 2025	10,345,167	$7.29	7.4	247
Exercisable as of June 30, 2025	5,725,046	$8.23	6.2	206

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $17.9 million which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

10. Net loss per share

For purposes of the diluted net loss per share, unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options were excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2025 and 2024, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three and six months ended June 30, 2025 and 2024.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2025	2024
Unvested restricted common stock awards	—	22,500
Unvested RSUs and PRSUs	2,726,298	1,803,540
Outstanding stock options	10,345,167	8,866,118
Total	13,071,465	10,692,158

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

The Pre-Funded Warrants issued in connection with the underwritten public offering are included in basic and diluted weighted average shares outstanding for the six months ended June 30, 2025 and 2024 disclosed in the condensed consolidated statements of operations and comprehensive loss.

12. Related-party transactions

During the three and six months ended June 30, 2025, the Company received scientific advisory board and other scientific advisory services from Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2025, was $129,300 and $279,300, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and six months ended June 30, 2024 was $150,000 and $300,000, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company recognized collaboration revenue of $3.7 million and $28.7 million, respectively, related to the 2023 and 2019 Neurocrine Agreements. For the six months ended June 30, 2025 and 2024, the Company recognized collaboration revenue of $8.6 million and $46.7 million, respectively, related to the 2023 and 2019 Neurocrine Agreements.

13. Segment Information

The Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the business of developing and eventually commercializing neurogenetic medicines. The Company therefore has one reportable segment.

The CODM reviews the segment’s profit or loss based on net loss reported on the condensed consolidated statement of operations and comprehensive loss and considers forecast-to-actual variances monthly for expenses that are deemed significant in making resource allocation decisions and assessing performance. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheets. All long-lived assets are held in the United States.

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM views the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue and segment expenses to net loss under the significant expense principle for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Collaboration revenue	$5,200	$29,578	$11,673	$49,094
External research and development (1):
Anti-tau antibody program (VY7523)	3,705	3,575	7,954	6,521
SOD1 silencing gene therapy program (VY9323)	380	4,509	2,266	6,473
Tau silencing gene therapy program (VY1706)	3,414	1,426	6,588	2,422
Partnered programs (2)	1,898	1,294	2,889	3,334
Other programs and platforms (3)	3,818	3,441	6,999	6,201
Internal research and development (4)	10,263	9,094	20,221	18,574
Facilities and other research and development (5)	7,852	11,113	15,939	18,019
General and administrative, total	10,495	10,151	20,135	18,758
Interest income	2,831	4,888	6,122	9,755
Other income	427	20	845	20
Income tax provision	15	24	52	38
Net loss	$(33,382)	$(10,141)	$(64,403)	$(21,471)

1)	External research and development is allocated to the Company’s programs and platforms and includes contract development and manufacturing organization expenses, laboratory supplies, the costs of non-employee consultants and contractors, and all other expenses paid to external vendors.
2)	Partnered programs include programs in which the Company is collaborating with partners to develop AAV gene therapy products and product candidates under the Company’s 2019 and 2023 Neurocrine Collaboration Agreements, and the License and Collaboration Agreement the Company entered into with Novartis on December 28, 2023.
3)	Other programs and platforms consist of expenses related to other early research programs and platforms which are not considered quantitatively and qualitatively significant, including capsid discovery, non-viral delivery, and early research programs.
4)	Internal research and development consists of employee-related expenses including salaries, benefits, and stock-based compensation expense.
5)	Depreciation and amortization are included within facilities and other research and development, which are the same as the amounts in the accompanying condensed consolidated statements of operations as the Company operates as a single operating segment.

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

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD, including programs against three critically important AD targets: tau, amyloid and apolipoprotein E (APOE). Our wholly-owned prioritized pipeline includes two tau targeting programs: VY7523 (which we formerly referred to as VY-TAU01), an anti-tau antibody for AD, and VY1706, a tau silencing gene therapy for AD. VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. We believe this trial has the potential to generate initial data in the second half of 2026. VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized small interfering RNA specifically targeting tau mRNA. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during progression of AD. We anticipate the submission of an investigational new drug, or IND, application and initiation of a clinical trial for the VY1706 program in 2026.

Our proprietary pipeline also includes early research initiatives to develop an APOE gene therapy program, which is designed to knock down APOE in APOE4 carriers while delivering APOE2 and maintaining total APOE levels, as well as to develop a vectorized anti-amyloid antibody for AD and a superoxide dismutase 1, or SOD1, gene therapy for SOD1 amyotrophic lateral sclerosis.

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

The GBA1 program, or the GBA1 Program, will focus on both Gaucher and Parkinson’s disease. In addition to the FA and GBA1 Programs, we are collaborating with Neurocrine on three gene therapy programs against undisclosed targets. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Novartis for three undisclosed CNS targets and to Alexion for one undisclosed rare neurological disease target. In total, our partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $7.4 billion in milestone payments across the partnered portfolio, including $2.6 billion in potential development milestone payments, as well as royalties.

All of the gene therapies in our wholly-owned and collaborative pipeline are delivered intravenously leveraging TRACER capsids. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS tropism in multiple species, including NHPs. We are also developing a second, non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB.

In the first half of 2025, Voyager restructured to focus resources on achieving critical clinical data while continuing to build an industry-leading multi-modality neurotherapeutics pipeline. Based on current operating plans, the anticipated cost savings from these actions are expected to extend the company’s cash runway into 2028, well beyond multiple clinical inflection points including:

●	VY7523: initial tau positron emission tomography, or PET, data from clinical trial in AD patients expected in the second half of 2026.
●	Potential for data from multiple gene therapy programs
o	Neurocrine-partnered FA and GBA1 Programs anticipated to enter clinical trials in 2026
o	VY1706 tau silencing gene therapy anticipated to enter a clinical trial in 2026
●	Critical third-party data from large Phase 2 studies of an anti-tau antibody and tau knockdown program expected in 2026, which have the potential to further validate tau as a target.

The restructuring plan includes cost-savings measures across multiple programs and research, reflecting reductions in force, streamlining clinical trial designs, introducing operational efficiencies, gating of certain activities, implementation of outsourcing in certain functions, and utilization of technology-based approaches as applicable. Changes to clinical trial design include streamlining the ongoing clinical trial of VY7523 and the planned clinical trial of VY1706 to focus on critical tau PET imaging data, and, in the case of the VY7523 trial, to review those data at 12-months versus 18-months.

Employees impacted by a reduction in force were eligible to receive one-time severance benefits, including cash severance, temporary health care coverage, and transition support services, subject to each employee entering into a separation agreement, which included a general release of claims against the company. The Company recorded $2.4 million of restructuring expenses in the six months ended June 30, 2025, all of which are included in the total accrued expenses on the condensed consolidated balance sheets for the period.

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

2023 Neurocrine Collaboration Agreement

In January 2023, we entered into a collaboration agreement with Neurocrine for the research, development, manufacture and commercialization of certain of our AAV gene therapy products, or the 2023 Neurocrine Collaboration Agreement. Under the 2023 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2023 Neurocrine Programs: the GBA1 Program, and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address central nervous system diseases or conditions associated with rare genetic targets, or the 2023 Discovery Programs. Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2023 Neurocrine Program, in accordance with workplans and budgets agreed upon by a Joint Steering Committee, or JSC.

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

Accumulated Deficit; Expenses

We have a history of incurring significant losses. We reported a net loss of $64.4 million for the six months ended June 30, 2025 and a net loss of $65.0 million for the fiscal year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $390.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

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

Regulatory Developments

On July 4, 2025, the One Big Beautiful Bill Act, or the Act, was signed into law. The Act includes several tax changes, such as making certain provisions from the Tax Cuts and Jobs Act permanent, updating international tax rules, and reinstating immediate expensing for domestic research expenditures. The Act contains multiple effective dates, with certain provisions applicable beginning in 2025 and others in subsequent years. We are currently evaluating the potential impacts of the Act on our consolidated financial statements.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2025, we recognized $2.4 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $1.4 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, $1.3 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, and $0.1 million of other collaboration revenue. For the six months ended June 30, 2025, we recognized $5.8 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $2.8 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $2.7 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, and $0.4 million of other collaboration revenue.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our proprietary antibody, gene therapy, vectorized antibody, and non-viral therapeutic platforms and programs which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	one-time severance benefits, including cash severance, temporary health care coverage, and transition support services related to a reduction in force recorded in the second quarter of 2025;

●	costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, manufacturing and production design on our behalf;
●	the cost of purchasing laboratory supplies and non-capital equipment used in designing, developing and manufacturing preclinical and clinical study materials;

●	consultant fees;

●	facility costs including rent, depreciation and maintenance expenses;

●	the cost of securing and protecting intellectual property rights associated with our research and development activities; and

●	fees for maintaining licenses under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs for certain activities, such as manufacturing, preclinical studies, and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the six months ended June 30, 2025, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our MAD clinical trial to evaluate VY7523, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, information technology, business development, legal and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters and fees for accounting, consulting services, and one-time severance benefits, including cash severance, temporary health care coverage, and transition support services related to a reduction in force recorded in the second quarter of 2025.

During the six months ended June 30, 2025, general and administrative expenses have increased as compared to the amount recorded in the same period in prior year primarily due to increased employee related costs including amounts associated with the reduction in force completed during the three months ended June 30, 2025.

Other Income, Net

Other income, net consists primarily of interest income on our marketable securities and payments received under the sublease of the office and laboratory space in Cambridge, Massachusetts.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the six months ended June 30, 2025, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2025.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars:

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$5,200	$29,578	$(24,378)
Operating expenses:
Research and development	31,330	34,452	(3,122)
General and administrative	10,495	10,151	344
Total operating expenses	41,825	44,603	(2,778)
Other income, net:
Interest income	2,831	4,888	(2,057)
Other income	427	20	407
Total other income, net	3,258	4,908	(1,650)
Net loss before income taxes	$(33,367)	$(10,117)	$(23,250)
Income tax provision	15	24	(9)
Net loss	$(33,382)	$(10,141)	$(23,241)

Collaboration Revenue

Collaboration revenue was $5.2 million and $29.6 million for the three months ended June 30, 2025 and 2024, respectively. This decrease was primarily due to the recognition of revenue under the percent complete model for up front work related to the 2023 Neurocrine Collaboration Agreement during the second quarter of 2024. During the three months ended June 30, 2025, we recognized collaboration revenue in connection with the following agreements:

●	$2.4 million with the 2019 Neurocrine Collaboration Agreement;
●	$1.4 million with the 2023 Novartis Collaboration Agreement;
●	$1.3 million under the 2023 Neurocrine Collaboration Agreement; and
●	$0.1 million with other agreements.

During the three months ended June 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$27.6 million with the 2023 Neurocrine Collaboration Agreement;
●	$1.1 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.9 million with the 2023 Novartis Collaboration Agreement

Research and Development Expense

Research and development expenses decreased by $3.1 million from $34.5 million for the three months ended June 30, 2024, to $31.3 million for the three months ended June 30, 2025. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024. All amounts for the three months ended June 30, 2024 have been reclassified to conform to the current year’s presentation.

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Internal research and development	$10,263	$9,095	$1,168
External research and development	13,215	14,245	(1,030)
Facilities and other	7,852	11,112	(3,260)
Total research and development expenses	$31,330	$34,452	$(3,122)

The decrease in research and development expense for the three months ended June 30, 2025 was primarily attributable to the following:

●	approximately $3.3 million for facility and other costs, primarily from our impairment charge of $2.5 million during the second quarter of 2024 on our leased office and laboratory space in Cambridge, Massachusetts; and
●	approximately $1.0 million for external research and development costs related to decreases in external research and development on our partnered programs; offset by
●	approximately $1.2 million for increased internal research and development costs associated with increased employee related costs which include $1.0 million associated with the reduction in force completed during the three months ended June 30, 2025.

General and Administrative Expense

General and administrative expenses increased by $0.3 million from $10.2 million for the three months ended June 30, 2024, to $10.5 million for the three months ended June 30, 2025 due to increased employee related costs of $1.4 million associated with the reduction in force completed during the three months ended June 30, 2025.

Other Income, net

Other income, net decreased by approximately $1.7 million. The decrease was primarily due to decreased interest income on our marketable securities balances, as our marketable securities balance decreased during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$11,673	$49,094	$(37,421)
Operating expenses:
Research and development	62,856	61,544	1,312
General and administrative	20,135	18,758	1,377
Total operating expenses	82,991	80,302	2,689
Other income, net:
Interest income	6,122	9,755	(3,633)
Other income	845	20	825
Total other income, net	6,967	9,775	(2,808)
Loss before income taxes	$(64,351)	$(21,433)	$(42,918)
Income tax provision	52	38	14
Net loss	$(64,403)	$(21,471)	(42,932)

Collaboration Revenue

Collaboration revenue was $11.7 million and $49.1 million for the six months ended June 30, 2025 and 2024, respectively. This decrease was primarily due to the recognition of revenue under the percent complete model for up front work related to the 2023 Neurocrine Collaboration Agreement during the second quarter of 2024. During the six months ended June 30, 2025, we recognized collaboration revenue in connection with the following agreements:

●	$5.8 million with the 2023 Neurocrine Collaboration Agreement;
●	$2.8 million with the 2019 Neurocrine Collaboration Agreement;
●	$2.7 million with the 2023 Novartis Collaboration Agreement; and
●	$0.4 million with other agreements.

During the six months ended June 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$39.1 million with the 2023 Neurocrine Collaboration Agreement;
●	$7.6 million with the 2019 Neurocrine Collaboration Agreement; and
●	$2.4 million with the 2023 Novartis Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $1.3 million from $61.5 million for the six months ended June 30, 2024 to $62.9 million for the six months ended June 30, 2025. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024. All amounts for the six months ended June 30, 2024 have been reclassified to conform to the current year’s presentation.

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Internal research and development	$20,221	$18,574	$1,647
External research and development	26,696	24,951	1,745
Facilities and other	15,939	18,019	(2,080)
Total research and development expenses	$62,856	$61,544	$1,312

The increase in research and development expense for the six months ended June 30, 2025 was primarily attributable to the following:

●	approximately $1.7 million for external research and development costs related to increased program-related spending; and
●	approximately $1.6 million for increased internal research and development costs associated with increased employee related costs which include $1.0 million associated with the reduction in force completed during the six months ended June 30, 2025; offset by
●	approximately $2.1 million for facility and other costs, primarily from our impairment charge of $2.5 million during the second quarter of 2024 on our leased office and laboratory space in Cambridge, Massachusetts.

General and Administrative Expense

General and administrative expenses increased by $1.4 million from $18.8 million for the six months ended June 30, 2024, to $20.1 million for the six months ended June 30, 2025, due to increased employee related costs including $1.4 million associated with the reduction in force completed during the six months ended June 30, 2025.

Other Income, net

Other income, net decreased by approximately $2.8 million. The decrease was primarily due to decreased interest income on our marketable securities balances, as our marketable securities decreased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

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

During the six months ended June 30, 2024, we completed an underwritten public offering which resulted in net proceeds to us of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(71,156)	$27,187
Investing activities	43,134	(132,008)
Financing activities	595	113,427
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(27,427)	$8,606

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $71.2 million during the six months ended June 30, 2025, compared to $27.2 million of net cash provided by operating activities during the six months ended June 30, 2024. The change was primarily due to a decrease in accounts receivable of $78.4 million during the 2024 period primarily from the receipt of the $80.0 million upfront payment under the 2023 Novartis Collaboration Agreement during the first quarter of 2024.

Net Cash Provided by (Used) in Investing Activities

Net cash provided by investing activities was $43.1 million during the six months ended June 30, 2025, compared to $132.0 million in cash used in investing activities during the six months ended June 30, 2024. The change was primarily due to decreased purchases of marketable securities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.6 million during the six months ended June 30, 2025, compared to $113.4 million during the six months ended June 30, 2024. The change was primarily due to proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering and the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement during the first quarter of 2024.

Funding Requirements

Our expenses increased during the six months ended June 30, 2025, as compared with the six months ended June 30, 2024, as our development programs progressed, we advanced VY7523 into clinical development, and due to charges related to our reduction in force. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates, including in our ongoing Phase 1 MAD clinical trial to evaluate VY7523 in 2025, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage.

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

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $262.0 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2025, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2028. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our ongoing clinical trials to evaluate VY7523;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration agreements, if any, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development transactions to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Our agreements to license intellectual property generally include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of clinical trial or regulatory approval milestones. We may also be required to pay annual maintenance fees or minimum amounts payable ranging from low-four digits to low five-digits depending upon the terms of the applicable agreement. In certain instances, we are also obligated to pay our licensors royalties based on sales of products, if approved, using the intellectual property licensed under the applicable agreement.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of June 30, 2025, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

ITEM 5.OTHER INFORMATION

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended June 30, 2025.

ITEM 6.EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:

Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

10.1	2025 Stock Incentive Plan	DEF 14A	Appendix A	April 23, 2025	001-37625

10.2	Amended and Restated 2015 Employee Stock Purchase Plan	DEF 14A	Appendix B	April 23, 2025	001-37625

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: August 6, 2025	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Nathan Jorgensen, Ph.D.
Nathan Jorgensen, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)