Form 10-Q
period 2025-09-30
Voyager Therapeutics, Inc.
filed 2025-11-10
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 3, 2025 was 55,600,084.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,125	$71,367
Marketable securities	163,805	195,317
Accounts receivable	3,186	1,504
Related party collaboration receivable (see note 8)	851	676
Prepaid expenses and other current assets	6,618	7,945
Total current assets	219,585	276,809
Property and equipment, net	13,291	14,314
Restricted cash	5,614	2,874
Marketable securities	20,081	65,704
Operating lease, right-of-use assets	29,740	33,349
Total assets	$288,311	$393,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,116	$3,996
Accrued expenses	14,953	14,171
Operating lease liabilities	7,848	7,227
Deferred revenue (see note 8)	10,578	24,394
Total current liabilities	35,495	49,788
Operating lease liabilities, net of current portion	30,520	36,499
Deferred revenue, net of current portion	1,471	6,003
Other non-current liabilities	1,000	1,000
Total liabilities	68,486	93,290
Commitments and contingencies (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized at September 30, 2025 and December 31, 2024; 55,482,262 and 54,731,316 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	56	55
Additional paid-in capital	638,241	626,296
Accumulated other comprehensive income (loss)	7	(407)
Accumulated deficit	(418,479)	(326,184)
Total stockholders’ equity	219,825	299,760
Total liabilities and stockholders’ equity	$288,311	$393,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Collaboration revenue (including from related parties, see note 12)	$13,365	$24,629	$25,038	$73,723
Operating expenses:
Research and development	35,866	30,241	98,722	91,785
General and administrative	8,093	8,168	28,228	26,926
Total operating expenses	43,959	38,409	126,950	118,711
Operating loss	(30,594)	(13,780)	(101,912)	(44,988)
Other income, net:
Interest income	2,385	4,579	8,507	14,334
Other income	400	200	1,245	220
Total other income, net	2,785	4,779	9,752	14,554
Loss before income taxes	(27,809)	(9,001)	(92,160)	(30,434)
Income tax provision	83	43	135	81
Net loss	$(27,892)	$(9,044)	$(92,295)	$(30,515)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	228	489	414	15
Total other comprehensive income	228	489	414	15
Comprehensive loss	$(27,664)	$(8,555)	$(91,881)	$(30,500)

Net loss per share, basic and diluted	$(0.47)	$(0.16)	$(1.57)	$(0.53)

Weighted-average common shares outstanding, basic and diluted	58,803,015	57,851,110	58,608,075	57,564,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of stock options	32,500	—	78	—	—	78
Vesting of restricted stock units	324,520	—	—	—	—	—
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Stock-based compensation expense	—	—	3,498	—	—	3,498
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(11,330)	(11,330)
Balance at March 31, 2024	54,318,133	$54	$613,850	$(506)	$(272,512)	$340,886
Exercises of stock options	25,958	—	90	—	—	90
Vesting of restricted stock units	56,549	—	—	—	—	—
Issuance of common stock under ESPP	71,473	—	639	—	—	639
Stock-based compensation expense	—	—	3,959	—	—	3,959
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(10,141)	(10,141)
Balance at June 30, 2024	54,472,113	$54	$618,538	$(522)	$(282,653)	$335,417
Exercises of vested stock options	27,642	—	92	—	—	92
Vesting of restricted stock units	42,293	1	—	—	—	1
Stock-based compensation expense	—	—	3,355	—	—	3,355
Unrealized gain on available-for-sale securities, net of tax	—	—	—	489	—	489
Net loss	—	—	—	—	(9,044)	(9,044)
Balance at September 30, 2024	54,542,048	$55	$621,985	$(33)	$(291,697)	$330,310

Balance at December 31, 2024	54,731,316	55	626,296	(407)	(326,184)	299,760
Exercises of stock options	27,613	—	82	—	—	82
Vesting of restricted stock units	450,556	—	—	—	—	—
Stock-based compensation expense	—	—	3,673	—	—	3,673
Unrealized gain on available-for-sale securities, net of tax	—	—	—	208	—	208
Net loss	—	—	—	—	(31,021)	(31,021)
Balance at March 31, 2025	55,209,485	$55	$630,051	$(199)	$(357,205)	$272,702
Exercises of stock options	27,433	1	78	—	—	79
Vesting of restricted stock units	99,528	—	—	—	—	—
Issuance of common stock under ESPP	98,510	—	434	—	—	434
Stock-based compensation expense	—	—	4,133	—	—	4,133
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(33,382)	(33,382)
Balance at June 30, 2025	55,434,956	$56	$634,696	$(221)	$(390,587)	$243,944
Exercises of vested stock options	29,059	—	85	—	—	85
Vesting of restricted stock units	18,247	—	—	—	—	—
Stock-based compensation expense	—	—	3,460	—	—	3,460
Unrealized gain on available-for-sale securities, net of tax	—	—	—	228	—	228
Net loss	—	—	—	—	(27,892)	(27,892)
Balance at September 30, 2025	55,482,262	$56	$638,241	$7	$(418,479)	$219,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flow from operating activities
Net loss	$(92,295)	$(30,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,266	11,048
Depreciation	3,011	3,720
Impairment charge on leased facility	—	2,776
Amortization of premiums and discounts on marketable securities	(2,443)	(6,456)
Loss on disposal of fixed assets	79	478
Non-cash lease expense	3,609	3,423
Changes in operating assets and liabilities:
Accounts receivable	(1,682)	64,196
Related party collaboration receivable	(175)	(373)
Prepaid expenses and other current assets	1,327	(3,097)
Accounts payable	(1,880)	1,556
Accrued expenses	685	(5,381)
Operating lease liabilities	(5,358)	(1,698)
Deferred revenue	(18,348)	(40,458)
Net cash used in operating activities	(102,204)	(781)
Cash flow from investing activities
Purchases of property and equipment	(1,970)	(3,366)
Purchases of marketable securities	(121,426)	(334,667)
Proceeds from sales and maturities of marketable securities	201,418	270,377
Net cash provided by (used in) investing activities	78,022	(67,656)
Cash flow from financing activities
Proceeds from the exercise of stock options	246	261
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering	—	93,473
Proceeds from the issuance of common stock and pre-funded warrants in connection with the 2023 Novartis Stock Purchase Agreement	—	19,305
Proceeds from the purchase of common stock under ESPP	434	402
Net cash provided by financing activities	680	113,441
Net (decrease) increase in cash, cash equivalents, and restricted cash	(23,502)	45,004
Cash, cash equivalents, and restricted cash, beginning of period	74,241	70,395
Cash, cash equivalents, and restricted cash, end of period	$50,739	$115,399
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$26,751

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

The Company has a history of incurring annual net operating losses. As of September 30, 2025, the Company had an accumulated deficit of $418.5 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, option exercise payments, milestone payments, and cost reimbursements associated with its prior and ongoing collaborations and license agreements.

As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $229.0 million. Based upon the Company’s current operating plans, the Company expects that its existing cash, cash equivalents, and marketable securities at September 30, 2025 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these condensed consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2025	(in thousands)
Money market funds included in cash and cash equivalents	$39,831	$39,831	$—	$—
Marketable securities:
U.S. Treasury notes	95,568	95,568	—	—
U.S. Government agency securities	22,648	22,648	—	—
Corporate bonds	57,430	—	57,430	—
Commercial paper	8,240	—	8,240	—
Total money market funds and marketable securities	$223,717	$158,047	$65,670	$—
December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	$59,658	$—	$—
Marketable securities:
U.S. Treasury notes	125,783	125,783	—	—
U.S. Government agency securities	27,518	27,518	—	—
Certificates of deposit	4,286	—	4,286	—
Corporate bonds	94,976	—	94,976	—
Commercial paper	8,458	—	8,458	—
Total money market funds and marketable securities	$320,679	$212,959	$107,720	$—

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

4. Cash equivalents and available-for-sale marketable securities

Cash equivalents and available-for-sale marketable securities included the following at September 30, 2025 and December 31, 2024:

			Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
	Cost	Gains	12 Months	12 Months	Value

	(in thousands)
As of September 30, 2025
Money market funds included in cash and cash equivalents	$39,831	$—	$—	$—	$39,831
Marketable securities:
U.S. Treasury notes	95,453	140	(25)	—	95,568
U.S. Government agency securities	22,632	17	(1)	—	22,648
Corporate bonds	57,426	17	(12)	(1)	57,430
Commercial paper	8,240	—	—	—	8,240
Total money market funds and marketable securities	$223,582	$174	$(38)	$(1)	$223,717
As of December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	—	—	—	$59,658
Marketable securities:
U.S. Treasury notes	125,996	32	(45)	(200)	125,783
U.S. Government agency securities	27,552	6	(5)	(35)	27,518
Certificates of deposit	4,280	6	—	—	4,286
Corporate bonds	95,016	18	(58)	—	94,976
Commercial paper	8,456	2	—	—	8,458
Total money market funds and marketable securities	$320,958	$64	$(108)	$(235)	$320,679

All of the Company’s marketable securities as of September 30, 2025 and December 31, 2024 have a contractual maturity of two years or less.

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

As of September 30, 2025 and December 31, 2024, the Company held 38 and 97 marketable securities that were in an unrealized loss position, representing $58.9 million and $156.3 million, respectively, in fair value. The unrealized losses at September 30, 2025 and December 31, 2024 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$45,125	$71,367
Restricted cash included in deposits and other non-current assets	5,614	2,874
Total cash, cash equivalents, and restricted cash	$50,739	$74,241

5. Accrued expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 consist of the following:

	As of September 30,	As of December 31,
	2025	2024

	(in thousands)
Employee compensation costs	$6,218	$6,752
Research and development costs	7,261	5,246
Accrued goods and services	1,081	1,201
Professional services	393	972
Total	$14,953	$14,171

6. Lease obligation

Operating Leases

As of September 30, 2025, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031 ( the “Lexington Facility”) and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

In August 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for the Lexington Facility, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space through January 31, 2031. The commencement date for the First Amendment occurred on February 1, 2024. The expected contractual obligation under the Company’s existing lease for the Lexington Facility, as amended by the First Amendment, is $35.4 million, to be paid over the seven-year term of the lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $2.7 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In June 2024, the Company vacated the Cambridge Facility. The Company recorded an impairment charge of $2.8 million to operating expenses during the second quarter of 2024 as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million. In August 2024, the Company executed the sublease of the Cambridge Facility (the “Sublease Agreement”). Payments received under the Sublease Agreement are included in other income. Subject to certain conditions set forth therein, the Sublease Agreement terminates simultaneously with the Company’s lease for the Cambridge Facility.

Total lease cost for operating leases of approximately $1.9 million and $1.9 million was incurred during the three months ended September 30, 2025 and 2024, respectively. Total lease cost for operating leases of approximately

$5.7 million and $8.0 million was incurred during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted average remaining lease term was 3.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.8%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Operating sublease income	$303	$199	$909	$199

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
Remainder of 2025	2,491
2026	9,983
2027	7,763
2028	7,996
2029	8,235
Thereafter	8,710
Total future minimum lease payments	$45,178
Less: imputed interest	(6,810)
Total operating lease liabilities	$38,368
Reported as:
Operating lease liabilities	$7,848
Operating lease liabilities, net of current portion	30,520
Total operating lease liabilities	$38,368

7. Commitments, contingencies and other liabilities

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provides up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement, as amended in 2022, provides that the Company is obligated to repay amounts received under certain circumstances including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability.

Litigation

The Company was not a party to any material legal matters or claims as of September 30, 2025 or December 31, 2024. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2025 or December 31, 2024.

8. Significant agreements

The Company’s significant agreements are described in Note 9, Significant Agreements, of the December 31, 2024 consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three and nine months ended September 30, 2025, there were no material changes to the Company’s collaboration agreements or option and license agreements and the Company did not enter into any new collaboration or license agreements. The Company recorded collaboration revenue of $13.4 million and $24.6 million during the three months ended September 30, 2025 and 2024, respectively. The Company recorded collaboration revenue of $25.0 million and $73.7 million during the nine months ended September 30, 2025 and 2024, respectively.

Related Party Collaboration Receivable and Deferred Revenue

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities (reflected as deferred revenue in the condensed consolidated balance sheets) for the collaboration and license agreement the Company entered into with Neurocrine in January 2023 (the “2023 Neurocrine Collaboration Agreement”) and the collaboration and license agreement the Company entered into with Neurocrine in January 2019 (the “2019 Neurocrine Collaboration Agreement”) during the nine months ended September 30, 2025:

	Balance at			Balance at
	December 31, 2024	Additions	Deductions	September 30, 2025

	(in thousands)
Related party collaboration receivables	$676	$2,052	$(1,877)	$851
Contract liabilities:
Deferred revenue	$30,397	$-	$(18,348)	$12,049

The change in the related party collaboration receivable balance for the nine months ended September 30, 2025 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, under the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the period includes the recording of $18.3 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue is classified as either current or non-current based on the period the services are expected to be delivered.

9. Stock-based compensation

Stock-Based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Research and development	$1,526	$1,590	$4,640	$4,495
General and administrative	1,934	1,844	6,626	6,553
Total stock-based compensation expense	$3,460	$3,434	$11,266	$11,048

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

As of September 30, 2025, there were 1,912,387 shares available for future purchase under the ESPP.

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

The Company intends to utilize the 2025 Plan to grant equity awards to the Company’s employees, non-employee directors, consultants, and advisors in order to recruit, incentivize, retain and reward those who are critical to the Company’s success. No new awards will be granted under the 2015 Plan.

As of September 30, 2025, there were 6,671,813 shares available under the 2025 Plan.

Restricted Stock Units and Performance Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit, or RSU, and performance-based restricted stock unit, or PRSU, activity under the Company’s equity award plans for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested as of December 31, 2024	1,649,943	$7.44
Granted	1,805,961	$4.21
Vested	(568,331)	$7.08
Forfeited	(354,092)	$5.53
Outstanding as of September 30, 2025	2,533,481	$5.50

During the nine months ended September 30, 2025, the Company granted 1,805,961 RSUs to employees. All RSUs granted in the nine months ended September 30, 2025 vest in equal amounts, annually over three years. Stock-based compensation for RSUs is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period.

As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to its unvested RSUs of $9.7 million, which is expected to be recognized over the remaining average vesting period of 3.0 years.

During the first quarter of 2025, in connection with the Company’s annual compensation cycle, the Company also granted PRSUs to members of the Company’s senior leadership team to more closely align with long-term performance incentives. The awards vest as to a certain number of PRSUs upon the achievement of specified clinical performance milestones over multiple years. Stock-based compensation for PRSUs is based on the fair value of the Company’s common stock on the date of grant and will be recognized at the time the achievement of the specified performance milestones becomes probable. The Company did not recognize any stock-based compensation expense in connection with the PRSUs during the nine months ended September 30, 2025.

As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to its unvested PRSUs of $3.3 million, which will be recognized at the time the achievement of the specified performance milestones becomes probable.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2025:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2024	8,800,464	$8.10	7.3	3,462
Granted	2,287,270	$4.10
Exercised	(84,105)	$2.91
Cancelled or forfeited	(926,636)	$7.27
Outstanding as of September 30, 2025	10,076,993	$7.25	6.8	3,147
Exercisable as of September 30, 2025	5,986,732	$8.12	6.0	1,814

As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $14.3 million which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

10. Net loss per share

For purposes of the diluted net loss per share, unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2025 and 2024, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three and nine months ended September 30, 2025 and 2024.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2025	2024
Unvested RSUs and PRSUs	2,533,481	1,617,017
Outstanding stock options	10,076,993	8,871,328
Total	12,610,474	10,488,345

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

The Pre-Funded Warrants issued in connection with the underwritten public offering are included in basic and diluted weighted average shares outstanding for the nine months ended September 30, 2025 and 2024 disclosed in the condensed consolidated statements of operations and comprehensive loss.

12. Related party transactions

During the three and nine months ended September 30, 2025, the Company received scientific advisory board and other scientific advisory services from Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2025, was $93,900 and $373,200, respectively. The total amount of fees paid to Dr. Sah for services provided during the three and nine months ended September 30, 2024 was $150,000 and $450,000, respectively.

Under both the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy product candidates. Amounts due from Neurocrine are reflected as related party collaboration receivable. Amounts received from Neurocrine that have not yet been recognized as revenue are reflected as deferred revenue. Refer to Note 8, Significant Agreements, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further description of these account balances.

For the three months ended September 30, 2025 and 2024, the Company recognized collaboration revenue of $11.8 million and $8.6 million, respectively, related to the 2023 and 2019 Neurocrine Agreements. For the nine months ended September 30, 2025 and 2024, the Company recognized collaboration revenue of $20.4 million and $55.4 million, respectively, related to the 2023 and 2019 Neurocrine Agreements.

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

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM views the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue and segment expenses to net loss under the significant expense principle for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Collaboration revenue	$13,365	$24,629	$25,038	$73,723
External research and development (1):
Anti-tau antibody program (VY7523)	7,407	3,672	15,361	10,193
SOD1 silencing gene therapy program (VY9323)	10	3,192	2,276	9,665
Tau silencing gene therapy program (VY1706)	5,621	3,271	12,209	5,693
Partnered programs (2)	1,436	326	4,325	3,660
Other programs and platforms (3)	5,097	3,832	12,095	10,033
Internal research and development (4)	8,444	8,383	28,665	26,957
Facilities and other research and development (5)	7,851	7,565	23,791	25,584
General and administrative, total	8,093	8,168	28,228	26,926
Interest income	2,385	4,579	8,507	14,334
Other income	400	200	1,245	220
Income tax provision	83	43	135	81
Net loss	$(27,892)	$(9,044)	$(92,295)	$(30,515)

1)	External research and development is allocated to the Company’s programs and platforms and includes contract development and manufacturing organization expenses, laboratory supplies, the costs of non-employee consultants and contractors, and all other expenses paid to external vendors.
2)	Partnered programs include programs in which the Company is collaborating with partners to develop AAV gene therapy products and product candidates under the Company’s 2019 and 2023 Neurocrine Collaboration Agreements, and the License and Collaboration Agreement the Company entered into with Novartis on December 28, 2023.
3)	Other programs and platforms consist of expenses related to other early research programs and platforms which are not considered quantitatively and qualitatively significant, including capsid discovery, non-viral delivery, and early research programs.
4)	Internal research and development consists of employee related expenses including salaries, benefits, and stock-based compensation expense.
5)	Depreciation and amortization are included within facilities and other research and development, which are the same as the amounts in the accompanying condensed consolidated statements of operations as the Company operates as a single operating segment.

14. Subsequent Events

In October 2025, Novartis notified the Company of its partial termination of the 2022 Novartis Option and License Agreement with respect to (a) one Initial Target and (b) the Direct License Target, in each case effective February 1, 2026 (the “Effective Partial Termination Date”) and as such terms are defined in the 2022 Novartis Option and License Agreement. The 2022 Novartis Option and License Agreement remains in full force and effect for the remaining program thereunder. Upon the Effective Partial Termination Date, the licenses the Company has granted to Novartis with respect to the undisclosed Initial Target and the undisclosed Direct License Target will expire, and all intellectual property rights that the Company licensed to Novartis with respect to such programs will revert to the Company in accordance with the 2022 Novartis Option and License Agreement. As of the Effective Partial Termination Date, the Company will no longer be eligible to receive milestone payments or royalties in association with the terminated programs.

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

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline includes two tau targeting programs: VY7523, an anti-tau antibody for AD, and VY1706, a tau silencing gene therapy for AD. VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. We believe this trial has the potential to generate initial data in the second half of 2026. VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized small interfering RNA specifically targeting tau mRNA. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during progression of AD. We anticipate the submission of an investigational new drug, or IND, application and initiation of a clinical trial for the VY1706 program in 2026.

Our proprietary pipeline also includes early research initiatives to develop an apolipoprotein E, or APOE, gene therapy program, which is designed to knock down APOE in APOE4 carriers while delivering APOE2 and maintaining total APOE levels, and a nonviral therapeutic that leverages our proprietary Voyager NeuroShuttleTM platform for the treatment of an undisclosed neurological disease. During the third quarter of 2025, investment in the SOD1-ALS gene therapy and anti-Aβ antibody gene therapy programs was deprioritized to focus on other discovery programs.

In addition to our wholly-owned pipeline, we are advancing three programs with collaboration partners for which we retain options to participate in future development and commercialization. Two of these programs are in collaboration with Neurocrine: a glucosylceramidase beta 1, or GBA1, gene therapy program that will focus on Gaucher and Parkinson’s disease, which we refer to as the GBA1 Program, and a frataxin (FXN) gene therapy program for FA, which we refer to as the FA Program. Neurocrine has indicated that they expect to provide an update on the IND filing timelines for their FA Program and GBA1 Program by the end of 2025. These filings could enable the initiation of clinical trials in 2026, pending supportive outcomes from the ongoing Good Laboratory Practice toxicology studies, acceptance of the INDs by the FDA, and Neurocrine’s internal strategic assessment.

We entered a collaboration with Transition Bio, Inc, or Transition Bio, to develop selective small molecules for the treatment of amyotrophic lateral sclerosis, or ALS, and frontotemporal dementia, or FTD, with TDP-43 pathology. TDP-43 pathology is commonly observed in many neurodegenerative diseases, including more than 90% of ALS cases, yet TDP-43 has historically been considered undruggable. Transition Bio’s approach targets biomolecular condensates within cells to correct the mislocalization of TDP-43 without abolishing its important functional activity. The collaboration provides us the exclusive option to license worldwide rights to any development candidate targeting TDP-43 in exchange for a single-digit million-dollar upfront payment and potential milestone payments totaling up to $500.0 million. Transition Bio is also eligible for tiered royalties on net sales if a product reaches the market.

In addition to the three partnered programs on which we retain opt-in rights, we have entered into multiple additional collaboration and licensing agreements with collaboration partners.

In addition to the FA and GBA1 Programs, we are collaborating with Neurocrine on three gene therapy programs against undisclosed targets. Two of these three programs have development candidates selected and are advancing through preclinical toxicology studies. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Alexion for one undisclosed rare neurological disease target and to Novartis for three undisclosed CNS targets. Our capsid licenses with respect to two of the three undisclosed targets under our 2022 Novartis Option and License Agreement will terminate in the first quarter of 2026 as described below. In total, our partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $6.8 billion in milestone payments across the partnered portfolio, including $2.4 billion in potential development milestone payments, as well as royalties. Additionally, Neurocrine initiated a preclinical toxicology study with the fourth development candidate in a gene therapy program partnered with us, triggering a $3.0 million milestone payment that is owed to us in the fourth quarter of 2025.

All of the gene therapies in our wholly-owned and collaborative pipeline are delivered intravenously leveraging TRACER capsids. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS tropism in multiple species, including NHPs. We subsequently utilized these BBB-penetrant capsids to identify the receptors by which the capsids enter the BBB. We have identified multiple receptors, including alkaline phosphatase, or ALPL, that are capable of transporting a large biologic molecule, such as a capsid, across the BBB.

We have leveraged our knowledge of BBB receptors, discovered using TRACER, to develop a second platform called Voyager NeuroShuttle. Voyager NeuroShuttle is a nonviral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the blood-brain barrier. The first NeuroShuttle within the platform leverages the ALPL receptor. During the third quarter of 2025, we shared the results of initial murine proof-of-concept studies of ALPL-VYGR-NeuroShuttle demonstrating in the study sustained brain expression over three weeks, compared to less than one week for transferrin receptor shuttles, with no impact on circulating reticulocytes or downstream measurements of anemia. In addition to the initial murine proof-of-concept data provided for the ALPL-VYGR-NeuroShuttle, subsequent murine studies have demonstrated that the shuttle can deliver a therapeutic antibody to the brain with similar sustained exposure as demonstrated with the ALPL-VYGR-NeuroShuttle alone. We initiated a discovery program using ALPL-VYGR-NeuroShuttle to target an undisclosed neurological disease.

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

Under the terms of the 2022 Novartis Option and License Agreement, Novartis has the right to terminate the agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us. In October 2025, Novartis notified us of its partial termination of the 2022 Novartis Option and License Agreement with respect to one Initial Novartis Target and the Novartis Direct License Target, in each case effective February 1, 2026, or the Effective Partial Termination Date.

Upon the termination of the two programs, the licenses we have granted to Novartis regarding the applicable Initial Novartis Target and the Novartis Direct License Target will expire, and all intellectual property rights that we have licensed to Novartis with respect to such programs will revert to us in accordance with the 2022 Novartis Option and License Agreement. As of the Effective Partial Termination Date, we will no longer be eligible to receive milestone payments or royalties in association with these programs. The 2022 Novartis Option and License Agreement remains in full force and effect for, and we remain eligible to receive milestone payments and royalties in connection with, the remaining program under the agreement.

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

Pursuant to an amendment to the Alexion Agreement effective as of September 30, 2024, we agreed to extend the research term thereunder until April 1, 2025, during which period we had the right to, at our sole discretion and expense, conduct further research activities to identify additional TRACER Capsids for potential use in the development of AAV gene therapies under the Alexion Agreement. Effective March 15, 2025, we agreed to further extend the research term to October 1, 2025. For a further description of the Alexion Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Alexion Option and License Agreement (Formerly Pfizer Option and License Agreement).”

Accumulated Deficit; Expenses

We have a history of incurring significant losses. We reported a net loss of $92.3 million for the nine months ended September 30, 2025 and a net loss of $65.0 million for the fiscal year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $418.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially in connection with our ongoing activities, as we:

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

Regulatory Developments

On July 4, 2025, the One Big Beautiful Bill Act, or the Act, or OBBBA, was signed into law. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with certain provisions effective in the current fiscal period and others in the fiscal year ending December 31, 2026. The Company will continue to evaluate the impact of OBBBA, but does not expect it to have a material impact on its consolidated financial statements for fiscal year 2025.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2025, we recognized $11.1 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $1.5 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, $0.7 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.1 million of other collaboration revenue. For the nine months ended September 30, 2025, we recognized $16.9 million of collaboration revenue from the 2023 Neurocrine Collaboration

Agreement, $4.2 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, $3.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.5 million of other collaboration revenue.

For additional information about our revenue recognition policy related to collaborations pursuant to the 2023 and 2019 Neurocrine Collaboration Agreements and the 2023 Novartis Collaboration Agreement, refer to Note 9, Significant Agreements of the December 31, 2024, consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. During the nine months ended September 30, 2025, our research and development expenses have increased as compared to the amounts recorded in the same period in the prior year. As our research and development programs progress and as we identify product candidates and initiate preclinical studies and clinical trials, including our MAD clinical trial to evaluate VY7523, we expect research and development costs to continue to increase. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

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

During the nine months ended September 30, 2025, general and administrative expenses have decreased as compared to the amount recorded in the same period in prior year primarily due to the reduction in force completed during the second quarter of 2025.

Other Income, Net

Other income, net consists primarily of interest income on our marketable securities and payments received under the sublease of the office and laboratory space in Cambridge, Massachusetts.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the nine months ended September 30, 2025, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2025.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars:

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$13,365	$24,629	$(11,264)
Operating expenses:
Research and development	35,866	30,241	5,625
General and administrative	8,093	8,168	(75)
Total operating expenses	43,959	38,409	5,550
Other income, net:
Interest income	2,385	4,579	(2,194)
Other income	400	200	200
Total other income, net	2,785	4,779	(1,994)
Net loss before income taxes	$(27,809)	$(9,001)	$(18,808)
Income tax provision	83	43	40
Net loss	$(27,892)	$(9,044)	$(18,848)

Collaboration Revenue

Collaboration revenue was $13.4 million and $24.6 million for the three months ended September 30, 2025 and 2024, respectively. This decrease was primarily due to the recognition of a $15.0 million amendment fee under the 2022 Novartis Option and License Agreement during the three months ended September 30, 2024.

During the three months ended September 30, 2025, we recognized collaboration revenue in connection with the following agreements:

●	$11.1 million with the 2023 Neurocrine Collaboration Agreement;
●	$1.5 million with the 2023 Novartis Collaboration Agreement;
●	$0.7 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.1 million with other agreements.

During the three months ended September 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$15.0 million with the 2022 Novartis Option and License Agreement,
●	$7.7 million with the 2023 Neurocrine Collaboration Agreement;
●	$0.9 million with the 2019 Neurocrine Collaboration Agreement; and
●	$1.0 million with the 2023 Novartis Collaboration Agreement.

Research and Development Expense

Research and development expenses increased by $5.7 million from $30.2 million for the three months ended September 30, 2024, to $35.9 million for the three months ended September 30, 2025. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024. All amounts for the three months ended September 30, 2024 have been reclassified to conform to the current year’s presentation.

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Internal research and development	$8,444	$8,383	$61
External research and development	19,571	14,293	5,278
Facilities and other	7,851	7,565	286
Total research and development expenses	$35,866	$30,241	$5,625

The increase in research and development expense for the three months ended September 30, 2025 was primarily attributable to the following:

●	approximately $5.3 million for external research and development costs related to our MAD clinical trial to evaluate VY7523 and ongoing costs related to the Tau silencing gene therapy program VY1706, offset by the reduced spend on VY9323; and
●	approximately $0.3 million for facility and other costs, primarily from outsourcing laboratory maintenance and services; and
●	approximately $0.1 million for employee related costs in internal research and development.

General and Administrative Expense

General and administrative expenses decreased by $0.1 million from $8.2 million for the three months ended September 30, 2024, to $8.1 million for the three months ended September 30, 2025. The consistent spend reflects continued disciplined expense management after the reduction in force during the second quarter of 2025.

Other Income, net

Other income, net decreased by approximately $2.0 million. The decrease was primarily due to decreased interest income on our marketable securities balances, as our marketable securities balance decreased during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$25,038	$73,723	$(48,685)
Operating expenses:
Research and development	98,722	91,785	6,937
General and administrative	28,228	26,926	1,302
Total operating expenses	126,950	118,711	8,239
Other income, net:
Interest income	8,507	14,334	(5,827)
Other income	1,245	220	1,025
Total other income, net	9,752	14,554	(4,802)
Loss before income taxes	$(92,160)	$(30,434)	$(61,726)
Income tax provision	135	81	54
Net loss	$(92,295)	$(30,515)	(61,780)

Collaboration Revenue

Collaboration revenue was $25.0 million and $73.7 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease was primarily due to the $42.1 million of collaboration revenue recognized on the proportional performance model and the recognition of a $15.0 million amendment fee under the 2022 Novartis Option and License Agreement during the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, we recognized collaboration revenue in connection with the following agreements:

●	$16.9 million with the 2023 Neurocrine Collaboration Agreement;
●	$4.2 million with the 2023 Novartis Collaboration Agreement;
●	$3.5 million with the 2019 Neurocrine Collaboration Agreement; and
●	$0.5 million with other agreements.

During the nine months ended September 30, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$46.8 million with the 2023 Neurocrine Collaboration Agreement;
●	$15.0 million with the 2022 Novartis Option and License Agreement;
●	$8.6 million with the 2019 Neurocrine Collaboration Agreement; and
●	$3.4 million with the 2023 Novartis Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $6.9 million from $91.8 million for the nine months ended September 30, 2024 to $98.7 million for the nine months ended September 30, 2025. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024. All amounts for the nine months ended September 30, 2024 have been reclassified to conform to the current year’s presentation.

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Internal research and development	$28,665	$26,957	$1,708
External research and development	46,266	39,244	7,022
Facilities and other	23,791	25,584	(1,793)
Total research and development expenses	$98,722	$91,785	$6,937

The increase in research and development expense for the nine months ended September 30, 2025 was primarily attributable to the following:

●	approximately $7.0 million for external research and development costs related to our MAD clinical trial to evaluate VY7523 and ongoing costs related to the Tau silencing gene therapy program VY1706, offset by the reduced spend on VY9323; and
●	approximately $1.7 million for increased internal research and development costs associated with increased employee related costs which includes $1.0 million associated with the reduction in force completed during the nine months ended September 30, 2025; offset by
●	approximately $1.8 million for facility and other costs which is primarily comprised of the $2.8 million impairment charge on our leased office and laboratory space in Cambridge, Massachusetts during the nine months ended September 30, 2024, partially offset by increased laboratory operations costs in the nine months ended September 30, 2025.

General and Administrative Expense

General and administrative expenses increased by $1.3 million from $26.9 million for the nine months ended September 30, 2024, to $28.2 million for the nine months ended September 30, 2025, due to increased employee related costs, including $1.4 million associated with the reduction in force completed in the second quarter of 2025.

Other Income, net

Other income, net decreased by approximately $4.8 million. The decrease was primarily due to decreased interest income on our marketable securities balances, as our marketable securities decreased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, we completed an underwritten public offering which resulted in net proceeds to us of approximately $93.5 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(102,204)	$(781)
Investing activities	78,022	(67,656)
Financing activities	680	113,441
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(23,502)	$45,004

Net Cash Used in Operating Activities

Net cash used in operating activities was $102.2 million during the nine months ended September 30, 2025, compared to $0.8 million of net cash used in operating activities during the nine months ended September 30, 2024. The decrease was primarily due to our net loss during the nine months ended September 30, 2025 as compared to net loss during the nine months ended September 30, 2024. Our net loss increased in 2025, as we earned more revenue in 2024, primarily from the 2023 Neurocrine Collaboration Agreement.

Net Cash Provided by (Used) in Investing Activities

Net cash provided by investing activities was $78.0 million during the nine months ended September 30, 2025, compared to $67.7 million in cash used in investing activities during the nine months ended September 30, 2024. The increase was primarily due to decreased purchases of marketable securities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, offset in part by lower proceeds from the sales and maturities of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million during the nine months ended September 30, 2025, compared to $113.4 million during the nine months ended September 30, 2024. The change was primarily due to proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering and the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement during the first quarter of 2024.

Funding Requirements

Our expenses increased during the nine months ended September 30, 2025, as compared with the nine months ended September 30, 2024, as our development programs progressed, we advanced VY7523 into clinical development, and due to charges related to our reduction in force. We expect our expenses to continue to increase as we continue the research and development of, conduct clinical trials of, and seek marketing approval for our product candidates, including in our ongoing Phase 1 MAD clinical trial to evaluate VY7523, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage.

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

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $229.0 million. Based upon our current operating plans, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2025, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2028. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our ongoing clinical trials to evaluate VY7523;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any other collaboration or license agreements to which we might become a party;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of September 30, 2025, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”), or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

		Type of	Nature of	Duration of Trading	Aggregate
	Action Taken	Trading	Trading	Trading	Number of
Name (Title)	(Date of Action)	Arrangement	Arrangement	Arrangement	Securities
Nancy Vitale (Director)	Adoption (September 3, 2025)	Rule 10b5-1 trading arrangement for exercises of options and sales of shares	Sale	Until September 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 137,000 shares

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

Date: November 10, 2025	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock, M.D., Ph.D.
Alfred Sandrock, M.D., Ph.D.
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Nathan Jorgensen, Ph.D.
Nathan Jorgensen, Ph.D.
Chief Financial Officer
(Principal Financial and Accounting Officer)