Form 10-K
period 2025-12-31
Voyager Therapeutics, Inc.
filed 2026-03-09
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $144.2 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date).

As of March 2, 2026, there were 59,599,375 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our proprietary adeno-associated virus, or AAV, gene therapy, antibody, non-viral therapeutic, and small molecule product candidates;

●	our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform, our non-viral therapeutics platform, including VOYAGER NEUROSHUTTLETM, or NeuroShuttle, and our proprietary antibody, small molecule, gene therapy, shuttled or vectorized antibody, and non-viral therapeutic programs;

●	our ability to identify and optimize product candidates, proprietary AAV capsids, and non-viral blood-brain-barrier shuttles;

●	our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);

●	our collaboration with Transition Bio, Inc. to advance small molecules targeting TDP-43 to treat amyotrophic lateral sclerosis and frontotemporal dementia with TDP-43 pathology;

●	our ongoing and planned clinical trials, preclinical development efforts, related timelines and studies, including our plans to generate initial data from the Phase 1 multiple ascending dose clinical trial of VY7523 in early Alzheimer’s disease patients in the second half of 2026 and to complete the good laboratory practices toxicology study in the first quarter of 2026 for VY1706 and submit an investigational new drug, or IND, application in the second quarter of 2026 and initiate a clinical trial in the second half of 2026;

●	our ability to enter into future collaborations, strategic alliances, or option and license arrangements;

●	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit IND applications for our programs;

●	our belief as to potential outcomes of our clinical development activities, and plans and potential outcomes with respect to interactions with regulatory authorities;

●	our estimates regarding future revenue, expenses, contingent liabilities, existing cash resources, capital requirements and cash runway;

●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;

●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;

●	our need for and the timing of additional funding and our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements;

●	our competitive position and the success of competing products that are or might become available for the indications that we are pursuing;

●	the impact of government laws and regulations, including in the United States, the European Union, and other important geographies such as Japan;

●	our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives; and

●	other risks and uncertainties, including those listed under “Part I, Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We obtained the statistical and other industry and market data in this Annual Report on Form 10-K and the documents we have filed as exhibits to the Annual Report on Form 10-K from our own internal estimates and research, as well as from industry and general publications and research, surveys, studies and trials conducted by third parties. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, while we believe the market opportunity information included in this Annual Report on Form 10-K and the documents we have filed as exhibits to the Annual Report on Form 10-K are reliable and are based upon reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and in the documents we have filed as exhibits to the Annual Report on Form 10-K. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

●	We have a history of incurring significant losses and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain consistent profitability.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.
●	Our AAV gene therapy, non-viral therapeutic, and other product candidates are based on proprietary technologies and, in several disease areas, unvalidated treatment approaches, which make it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.
●	Regulatory requirements governing gene therapy, non-viral therapeutic, and other products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies, or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.
●	We are early in our development efforts. VY7523, our anti-tau antibody candidate, is in early-stage clinical trials, and all of our other active product candidates, including VY1706, are currently in preclinical development. We or our collaborators may encounter substantial delays or difficulties in the commencement, enrollment or completion of preclinical studies or clinical trials, or we or our collaborators may fail to demonstrate safety and efficacy sufficient to support further development or to satisfy the applicable regulatory authorities, any of which could prevent us or our collaborators from further developing or commercializing current and future product candidates on a timely basis, if at all.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their further development or regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
●	We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition and our ability to successfully market or commercialize our product candidates.
●	To date, substantially all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, and Alexion, and from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.
●	We may seek to enter into collaborations and out-licensing transactions in the future with other third parties. If we are unable to enter into such collaborations or out-licensing transactions, or if these collaborations or out-licensing transactions are not successful, our business could be adversely affected.
●	Our gene therapies, non-viral therapeutics, and other biological modalities are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

●	Our future success depends on our ability to retain key members of our management and research and development teams, and to attract, retain and motivate qualified personnel.
●	Our gene therapy approach utilizes vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events. Adverse events related to other gene therapy companies and negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our gene therapy product candidates.
●	Our relationships with healthcare providers, physicians and third-party payors will be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
●	In 2025 and 2026, we reduced the size of our organization in connection with restructurings. We may encounter difficulties in managing our business as a result of these restructurings, or as a result of the attrition that has occurred or may in the future occur due to these restructurings, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from these restructurings.
●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

PART I

ITEM 1.      BUSINESS

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; Friedreich’s ataxia, or FA; Parkinson’s disease, or PD; and multiple other diseases of the central nervous system, or CNS. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous, or IV, dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators, including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; Neurocrine Biosciences, Inc., or Neurocrine; and Transition Bio, Inc., or Transition Bio.

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline includes two tau targeting programs: VY1706, a tau silencing gene therapy for AD, and VY7523, an anti-tau antibody for AD. VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized small interfering RNA specifically targeting tau mRNA. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram, or vg/kg, dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during the progression of AD. We expect to complete a good laboratory practices, or GLP, toxicology study in the first quarter of 2026. Having had a Type C communication with the FDA in the first quarter of 2026, we anticipate the submission of an investigational new drug, or IND, application in the second quarter of 2026 and initiation of a clinical trial for the VY1706 program in the second half of 2026. VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. We expect initial tau positron emission tomography, or PET, imaging data in the second half of 2026.

Our proprietary pipeline also includes an early research initiative to develop a non-viral therapeutic that leverages our proprietary Voyager NeuroShuttleTM platform for the treatment of an undisclosed neurological disease. We paused investment in our apolipoprotein E, or APOE, gene therapy program to prioritize other programs. The decision is unrelated to data from the program, which have demonstrated dose-dependent APOE4 protein reduction and APOE2 protein expression in murine studies while maintaining total APOE at physiological levels.

In addition to our wholly-owned pipeline, we are advancing three programs with collaboration partners for which we retain options to participate in future development and commercialization. Two of these programs are in collaboration with Neurocrine: a frataxin (FXN) gene therapy program for FA, which we refer to as the FA Program, and a glucosylceramidase beta 1, or GBA1, gene therapy program that will focus on Gaucher and PD, which we refer to as the GBA1 Program. Neurocrine has stated that, pending successful FDA IND clearance, it intends to initiate a clinical trial with NBIB-’223 for FA in the second half of 2026. In preclinical studies, IV-administered NBIB-’223 resulted in protein expression in the brain and heart. Neurocrine has informed us that it continues to progress the GBA1 Program in addition to three gene therapy programs for which we do not have opt-in rights. We maintain an option to co-develop and co-commercialize 40% of the FA Program and 50% of the GBA1 Program for PD in the U.S.

Our third opt-in program is our collaboration with Transition Bio to develop selective small molecules for the treatment of amyotrophic lateral sclerosis, or ALS, and frontotemporal dementia with TDP-43 pathology. We have an option for an exclusive license to the worldwide rights to develop and commercialize this program.

In addition to the three partnered programs for which we retain opt-in rights, we have entered into multiple additional collaboration and licensing agreements with collaboration partners.

We are collaborating with Neurocrine on three gene therapy programs against undisclosed targets. Two of these three programs have development candidates selected and are advancing through preclinical toxicology studies. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Alexion for one undisclosed rare neurological disease target and to Novartis for one undisclosed CNS target. In total, our partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $6.8 billion in milestone payments across the partnered portfolio, including $2.4 billion in potential development milestone payments, as well as royalties.

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

We have leveraged our knowledge of BBB receptors, discovered using TRACER, to develop a second delivery platform called Voyager NeuroShuttleTM. Voyager NeuroShuttle is a non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the blood-brain barrier. The first NeuroShuttle within the platform leverages the ALPL receptor. During the third quarter of 2025, we shared the results of initial murine proof-of-concept studies of ALPL-VYGR-NeuroShuttle demonstrating in the study sustained brain expression over three weeks, compared to less than one week for transferrin receptor, or TfR, shuttles, with no impact on circulating reticulocytes or downstream measurements of anemia. In addition to the initial murine proof-of-concept data provided for the ALPL-VYGR-NeuroShuttle, a proof-of-concept study using anti-amyloid antibodies demonstrated that the ALPL-NeuroShuttle showed similar target engagement to a TfR shuttle. We initiated a discovery program using ALPL-VYGR-NeuroShuttle to target an undisclosed neurological disease.

Overview of Our Pipeline

Our pipeline of programs is summarized in the table below:

Wholly-Owned Programs

Tau Silencing Gene Therapy (VY1706) and Anti-Tau Antibody (VY7523) for the Treatment of Alzheimer’s Disease

Disease Overview

Alzheimer’s disease is a progressive neurodegenerative disease estimated to affect over 7 million older adults in the United States (as of 2025) and up to 416 million older adults globally (as of 2022). The spread of pathological tau as identified via tau PET imaging correlates closely to AD progression as measured by Braak clinical/pathologic staging. Further, recent third-party data have established that both an antibody and an antisense oligonucleotide knockdown approach can decrease accumulation of tau in the brain and potentially impact cognition.

Treatment Approach: VY1706 (Tau Silencing Gene Therapy)

VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized small interfering RNA, specifically targeting tau mRNA.

In an NHP study, a single IV 1.3E13 vg/kg dose of VY1706 resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during the progression of AD.

We expect to complete the GLP toxicology study in the first quarter of 2026. Having had a Type C communication with the FDA in the first quarter of 2026, we anticipate the submission of an IND application in the second quarter of 2026 and initiation of a clinical trial for the VY1706 program in the second half of 2026.

Treatment Approach: VY7523 (Anti-Tau Antibody)

VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. We believe VY7523 is differentiated from other anti-tau antibodies based on selectivity for pathological tau and the epitope, the part of a foreign protein or antigen that is capable of generating an immune response, it targets, which is located in the C-

terminal. Many other anti-tau antibodies are designed to target the N-terminal, mid-domain, or microtubule binding region of the tau protein.

In the P301S seeding-propagation tauopathy mouse model, our C-terminal targeting anti-tau antibody blocked the seeding/propagation of filamentous tau and demonstrated substantial (greater than 70%) reduction of induced tau pathology. We conducted a randomized, double-blind, placebo-controlled SAD trial to evaluate the safety, tolerability, and pharmacokinetics of single IV doses of VY7523 in 48 healthy male and female volunteers. VY7523 was generally well tolerated across all six ascending dose cohorts, meeting the primary objective of the trial, with no SAEs, severe adverse events, or infusion reactions reported. The primary endpoints for the trial were incidence of treatment-emergent adverse events and clinically relevant changes from baseline in vital signs, electrocardiograms and clinical laboratory parameters. The secondary endpoints for the trial were various serum pharmacokinetic parameters, cerebrospinal fluid, or CSF, concentrations of VY7523, and incidence, level, and characterization of treatment-emergent anti-drug antibodies. The most frequently reported adverse events were pruritus/itchy skin and scratching, headache, and chest pain. Secondary objectives of the trial were also met. Serum concentrations increased in a dose-proportionate manner, and the CSF-to-serum ratio was 0.3%, consistent with other monoclonal antibodies approved for the treatment of AD. These data were presented at the CTAD 2025 conference.

In February 2025, Voyager initiated a MAD trial of VY7523. The MAD study is a randomized, double-blind, placebo-controlled trial to evaluate VY7523 in 52 patients with early AD (mild cognitive impairment due to AD or mild AD). Initial tau PET imaging data are expected in the second half of 2026.

Collaboration Programs

Friedreich’s Ataxia Program: NBIB-’223 (formerly known as VY-FXN01) (2019 Neurocrine Collaboration)

Disease Overview

FA is a debilitating neurodegenerative disease resulting in poor coordination of legs and arms, progressive loss of the ability to walk, generalized weakness, loss of sensation, scoliosis, diabetes and cardiomyopathy as well as impaired vision, hearing and speech. The typical age of onset is 10 to 12 years, and life expectancy is severely reduced with patients generally dying of neurological and cardiac complications between the ages of 35 and 45. According to the Friedreich’s Ataxia Research Alliance, there are approximately 5,000 patients living with the disease in the United States.

FA patients have mutations of the FXN gene that reduce production of the frataxin protein, resulting in the degeneration of sensory pathways and a variety of debilitating symptoms. FA is an autosomal recessive disorder, meaning that a person must obtain a defective copy of the FXN gene from both parents in order to develop the condition. One healthy copy of the FXN gene, or 50% of normal frataxin protein levels, is sufficient to prevent the disease phenotype. We therefore believe that restoring FXN protein levels to at least 50% of normal levels by AAV gene therapy might lead to a successful therapy.

Treatment Approach

NBIB-’223 is an intravenously delivered, TRACER-derived capsid containing a functional version of the FXN gene, which is mutated in FA, which we are developing in collaboration with Neurocrine. We initially conducted preclinical studies in NHPs and achieved high FXN expression levels within the target sensory ganglia, or clusters of neurons, along the spinal region following intrathecal injection. More recently, we conducted preclinical studies in NHPs with IV injection and achieved target FXN expression levels within sensory ganglia and the heart. Neurocrine has stated that, pending successful FDA IND clearance, it intends to initiate a clinical trial with NBIB-’223 for FA in the second half of 2026.

GBA1 Gene Replacement Program for the Treatment of PD and Gaucher Disease (2023 Neurocrine Collaboration)

Disease Overview

Mutations in GBA1, the gene encoding the lysosomal glucocerebrosidase enzyme, or Gcase, are responsible for Gaucher disease and are also the most common genetic risk factor for synucleinopathies such as PD. Gaucher disease affects approximately 6,000 patients in the U.S., and there are currently no treatments available for neurological involvement in Type 2 and Type 3 Gaucher disease. PD is among the most common neurodegenerative diseases, affecting about one million patients in the United States and more than 10.0 million patients worldwide. Up to 10% of PD patients have a GBA1 mutation, and these mutations increase the risk of PD by approximately 20-fold.

Treatment Approach

We and Neurocrine are developing a gene therapy leveraging a BBB-penetrant, CNS-tropic TRACER Capsid to treat diseases linked to GBA1 mutations via a gene replacement approach. We have presented data from mouse studies with respect to three potential development candidates. Each demonstrated significant improvement in several efficacy biomarkers, and additional data from an NHP study demonstrated that the administration of a reporter transgene via a single, IV dose using two novel BBB-penetrant AAV capsids substantially improved biodistribution and gene expression compared to conventional AAV9 in the putamen and substantia nigra, two areas of the brain that are affected in PD. This program is progressing in preclinical development.

HD Program (2023 Novartis Collaboration Agreement)

Disease Overview

Huntington’s disease, or HD, is a fatal, inherited neurodegenerative disease that results in the progressive decline of motor and cognitive functions and a range of behavioral and psychiatric disturbances. HD is caused by mutations in the huntingtin, or HTT, gene. HD is an autosomal dominant disorder, which means that an individual is at risk of inheriting the disease if only one parent is affected. While the exact function of the HTT gene in healthy individuals is unknown, it is essential for normal development before birth. Mutations in the HTT gene ultimately lead to the production of abnormal intracellular huntingtin protein aggregates and expansions in the gene in neurons that may cause neuronal cell death.

Program Status

On December 28, 2023, we entered into a license and collaboration agreement with Novartis, or the 2023 Novartis Collaboration Agreement. Under the 2023 Novartis Collaboration Agreement, we and Novartis have agreed to collaborate to develop AAV gene therapy products and product candidates intended for the treatment of HD, which we refer to as the Novartis HD Program. The Novartis HD Program is currently in preclinical development. From and after the first IND application filing for the Novartis HD Program, we and Novartis have agreed that Novartis will assume sole responsibility for the development and commercialization of gene therapy products and product candidates under the Novartis HD Program, including all further preclinical and clinical development and any commercialization of the Novartis HD Program products and product candidates.

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

Novartis SMA Program and Novartis HD Program Licenses

Under the terms of the 2023 Novartis Collaboration Agreement, we granted to Novartis and its affiliates:

●	a non-exclusive, non-transferable, non-sublicensable (except in limited circumstances for contractors), worldwide, royalty-free right and license under any patents or know-how controlled by us and related to the TRACER Capsids to evaluate the same for use in the development of a product or product candidate under the Novartis SMA Program, or a Novartis SMA Program Product, comprising such a TRACER Capsid and a payload selected by Novartis during the period beginning on the 2023 Novartis Collaboration Agreement Effective Date and ending on the third anniversary of the 2023 Novartis Collaboration Agreement Effective Date;

●	an exclusive (even as to us), sublicensable, non-transferable, worldwide, royalty-bearing right and license under any patents or know-how controlled by us and relating to the selected TRACER Capsids to exploit the same as incorporated into a Novartis SMA Program Product for all human and veterinary diagnostic, prophylactic and therapeutic uses during the 2023 Novartis Collaboration Term (as defined below); and

●	an exclusive (even as to us), sublicensable, non-transferable, worldwide, royalty-bearing right and license under any patents and know-how controlled by us and relating to the development of a product or product candidate under the Novartis HD Program, or a Novartis HD Program Product to exploit the same for all human and veterinary diagnostic, prophylactic and therapeutic uses during the 2023 Novartis Collaboration Term.

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

We and Novartis have further agreed that all know-how created by either or both parties in the performance of the activities as undertaken pursuant to the performance of the Novartis HD Program plan or in the course of development, manufacture and commercialization of Novartis HD Program Products and all patent rights covering such know-how, or collectively, the 2023 Novartis Arising IP, is to be owned as follows: (a) we solely own all 2023 Novartis Arising IP comprised of know-how or other intellectual property rights related to any TRACER Capsid, including the use or manufacture of any TRACER Capsid, and that is created jointly by our representatives and representatives of Novartis or created solely by representatives of Novartis through the use of our confidential information; and (b) with respect to all other 2023 Novartis Arising IP, (i) we solely own all such 2023 Novartis Arising IP created solely by our representatives, (ii) Novartis solely owns all such 2023 Novartis Arising IP created solely by Novartis representatives; and (iii) the parties jointly own all such 2023 Novartis Arising IP created jointly by representatives of both Novartis and us.

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

On September 3, 2024, we entered into an amendment, or the Novartis Amendment, to the 2022 Novartis Option and License Agreement. Pursuant to the Novartis Amendment, we agreed to amend the 2022 Novartis Option and License Agreement to incorporate the grant to Novartis of a direct license, or the Novartis Direct License, to a TRACER Capsid, or the Novartis Direct Licensed Capsid, for exclusive use with a certain gene, or the Novartis Direct License Target, to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into AAV gene therapy candidates comprised of the Novartis Direct Licensed Capsid and a payload directed to the Novartis Direct License Target, or Novartis Direct Licensed Products. We refer to (a) the two Initial Novartis Targets for which Novartis has exercised its Novartis License Options and the Novartis Direct License Target collectively as Novartis Licensed Targets, and (b) the Novartis Initial Licensed Products and Novartis Direct Licensed Products collectively as Novartis Licensed Products. As a result of the Novartis Amendment, the Novartis Direct License Target was deemed a Licensed Target under the 2022 Novartis Option and License Agreement, as such term is defined therein, and the Novartis Direct License became subject to all other terms and conditions applicable to other licenses granted to Novartis under the 2022 Novartis Option and License Agreement. In connection with the Novartis Amendment, the parties acknowledged that Novartis’ prior rights to exercise options for any initial targets and additional targets as described in the 2022 Novartis Option and License Agreement, other than those that had previously been exercised, had expired as of the effective date of the Novartis Amendment.

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

Following the termination of the two programs, the licenses we granted to Novartis regarding the applicable Initial Novartis Target and the Novartis Direct License Target expired, and all intellectual property rights that we licensed to Novartis with respect to such programs reverted to us in accordance with the 2022 Novartis Option and License Agreement. As of the Effective Partial Termination Date, we are no longer eligible to receive the milestone payments or royalties associated these programs. The 2022 Novartis Option and License Agreement remains in full force and effect for, and we remain eligible to receive milestone payments in the amount of up to $300.0 million as well as mid- to high-single-digit royalties in connection with, the remaining program under the agreement.

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

The Novartis Research Term under the 2022 Novartis Option and License Agreement expired in March 2025.

Financial Terms

Under the terms of the 2022 Novartis Option and License Agreement, Novartis paid us an upfront payment of $54.0 million. Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed Initial Novartis Targets. With Novartis’ option exercise on two Initial Novartis Targets, we received a $25.0 million option exercise payment in April 2023. Novartis paid us a one-time fee of $15.0 million in consideration for the rights granted under the Novartis Amendment, which we received in October 2024. Following the partial termination of the 2022 Novartis Option and License Agreement by Novartis in October 2025, the 2022 Novartis Option and License Agreement remains active with respect to one gene therapy program for one Initial Novartis Target. We are eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first Novartis Initial Licensed Product for the remaining Initial Novartis Target for which a Novartis License Option has been exercised to achieve the corresponding milestone. We are eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Licensed Product directed to the remaining Initial Novartis Target and (b) tiered, escalating royalties in the mid- to high-single-digit percentages based on annual net sales of each Novartis Licensed Product directed to the remaining Initial Novartis Target. The remaining Initial Novartis Target is distinct from targets in our wholly-owned and partnered pipeline.

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

Exclusivity

Subject to certain limitations and exceptions, we agreed (a) during the Novartis Research Term, which expired in March 2025, not to conduct any internal program or program on behalf of a third party that is directed to the development or commercialization of any of our capsids, or grant any third party or affiliate any right or license under our rights in such capsids, to exploit any therapeutic product containing a capsid in combination with a payload designed to have therapeutic effect on any of the Novartis Licensed Targets; and (b) not to grant any third party or affiliate any right or license under our patents to exploit the Novartis Licensed Capsid for the Novartis Licensed Target.

Termination

Unless earlier terminated, the 2022 Novartis Option and License Agreement expires on the expiration of the last-to-expire royalty term with respect to all Novartis Licensed Products in all countries. Subject to a cure period, either party may terminate the 2022 Novartis Option and License Agreement, in whole or in part, subject to specified conditions, in the event of the other party’s uncured material breach. Novartis may also terminate the 2022 Novartis Option and License Agreement, in whole or in part, subject to specified conditions, for our insolvency, the occurrence of a violation of global trade control laws, or for our non-compliance with certain anti-bribery or anti-corruption covenants. Novartis may terminate the 2022 Novartis Option and License Agreement, in whole or in part, for any or no reason upon ninety days’ written notice to us. In October 2025, Novartis notified us of its partial termination of the 2022 Novartis Option and License Agreement, for Novartis’ convenience and in accordance with the terms of the 2022 Novartis Option and License Agreement, with respect to one Initial Novartis Target and the Novartis Direct License Target as of the Effective Partial Termination Date.

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

Pursuant to mutually-agreed development plans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date, which period may be extended upon mutual written agreement of us and Neurocrine, or the 2023 Discovery Period, and as overseen by the Joint Steering Committee that oversees our ongoing collaboration with Neurocrine, we are responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other non-clinical activities regarding the 2023

Collaboration Products. The 2023 Discovery Period expired on February 21, 2026. With the exception of one preclinical study where we agreed to share costs, Neurocrine has agreed to be responsible for all costs we incur in conducting preclinical development activities for each 2023 Neurocrine Program, in accordance with JSC-agreed upon workplans and budgets. If we breach our development responsibilities or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of our activities under such 2023 Neurocrine Program.

We have been granted the option, or a 2023 Co-Co Option, to co-develop and co-commercialize 2023 Collaboration Products in the GBA1 Program in the United States upon the occurrence of a specified event, or a 2023 Co-Co Trigger Event. Should we elect to exercise our 2023 Co-Co Option, we and Neurocrine agree to enter into a cost- and profit-sharing arrangement, or a 2023 Co-Co Agreement, whereby we and Neurocrine agree to jointly develop and commercialize 2023 Collaboration Products in the GBA1 Program, or 2023 Co-Co Products, in the United States and share equally in the GBA1 Program’s costs, profits and losses in the United States, with each party entitled to or responsible for 50% of profits and losses with respect to each 2023 Co-Co Product in the United States, subject to specified exceptions. The parties have agreed that the 2023 Co-Co Agreement will provide us the right to terminate the 2023 Co-Co Agreement for any reason upon prior written notice to Neurocrine and provide Neurocrine the right to terminate or amend the 2023 Co-Co Agreement upon a change of control under certain circumstances. In the event we exercise our 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of our share of profits until our obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off. The 2023 Co-Co Trigger Event is the date on which we receive topline data from the first clinical trial for a product candidate being developed for PD pursuant to the GBA1 Program or if none, then another indication under the GBA1 Program.

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

Candidate Selection

Either party may notify the JSC of any gene therapy product candidate that includes a Voyager capsid and a payload that is being developed under a 2023 Neurocrine Program, or a Collaboration Candidate, that it desires to nominate as a development candidate. In such event, the JSC shall determine whether such nominated Collaboration Candidate meets certain development criteria. There will be a maximum of four potential development candidates for which development is being performed under any 2023 Neurocrine Program at any given time during the 2023 Discovery Period, which expired in February 2026. If a Collaboration Candidate fails to meet criteria established by the JSC and is removed from consideration to become a development candidate or is named a development candidate, then a new Collaboration Candidate may be nominated to be a potential development candidate to replace the Collaboration Candidate that has failed or succeeded such that not more than four potential development candidates per program are under consideration at any one time during the 2023 Discovery Period.

Manufacturing

The parties have agreed that the applicable development plans shall specify the allocation between us and Neurocrine of responsibilities for the manufacturing of Collaboration Candidates associated with the applicable 2023 Neurocrine Program during the 2023 Discovery Period. In accordance with the 2023 Collaboration Agreement, the parties have also agreed that, if we conduct any portion of the manufacturing of a Collaboration Candidate, the applicable development plan shall include an obligation for us to assist with the technology transfer of such manufacturing responsibilities to Neurocrine or a third-party contract manufacturing organization, as reasonably requested by Neurocrine, on terms to be mutually-agreed by us and Neurocrine. Following the end of the 2023 Discovery Period, which expired in February 2026, Neurocrine shall be responsible for the manufacturing of all Collaboration Candidates and products.

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid us an upfront payment of approximately $136.0 million and approximately $39.0 million as consideration for an equity purchase of 4,395,588 shares of our common stock in February 2023. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. We may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. We agreed to forfeit certain milestones and royalties on net sales in the United States if we exercise the 2023 Co-Co Option. The JSC’s selection of the lead development candidate for the GBA1 Program in April 2024 triggered a $3.0 million milestone payment, which we received in May 2024. Additionally, the JSC’s selection of the development candidate for a 2023 Discovery Program in September 2024 triggered a $3.0 million milestone payment, which we received in October 2024. An additional development candidate for a 2023 Discovery Program was selected by the JSC in October 2025, triggering another $3.0 million milestone payment, which we received in November 2025.

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

Exclusivity

During the term of the 2023 Neurocrine Collaboration Agreement, neither party nor any of its respective affiliates is permitted to directly or indirectly develop, manufacture or commercialize any other gene therapy product directed to a target under any 2023 Neurocrine Program, or grant any affiliate or third party a license or sublicense to enable any third party to do so, subject to specified exceptions, including the parties’ conduct of certain basic research, provided that Neurocrine or its affiliates may develop competitive products that do not contain an adeno-associated virus as the viral vector.

Termination

Unless earlier terminated, the 2023 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last-to-expire 2023 Royalty Term with respect to all 2023 Collaboration Products worldwide or (b) the expiration or termination of any 2023 Co-Co Agreement. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement in its entirety or on a 2023 Neurocrine Program-by-2023 Neurocrine Program and/or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of any 2023 Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of any product to which the termination applies. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement with respect to a given 2023 Collaboration Product by providing written notice of termination to us within thirty days after complete readout of any clinical trial if the results of such clinical trial fail to meet the pre-specified primary endpoint(s) set forth in the applicable protocol or if there is a safety finding during the clinical trial relating to such 2023 Collaboration Product that either (i) is substantially irreversible or not monitorable in patients or (ii) results in Neurocrine’s decision to designate such 2023 Collaboration Product as a terminated product under the 2023 Collaboration Agreement.

We may terminate the 2023 Neurocrine Collaboration Agreement with respect to a particular patent right of ours, if Neurocrine challenges the validity or enforceability of such patent right. Subject to a cure period, either party may terminate the 2023 Neurocrine Collaboration Agreement in the event of a material breach in whole or in part, subject to specified conditions.

2019 Neurocrine Collaboration Agreement

In January 2019, we entered into the 2019 Neurocrine Collaboration Agreement for the research, development and commercialization of certain of our AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, we agreed to collaborate on the conduct of four collaboration programs, which we refer to collectively as the 2019 Neurocrine Programs: the NBIb-1817 (VY-AADC) program for the treatment of PD, or the VY-AADC Program; the FA Program; and other undisclosed programs, or the 2019 Discovery Programs. On February 2, 2021, Neurocrine notified us that it had elected to terminate the 2019 Neurocrine Collaboration Agreement solely with regards to the VY-AADC Program, effective as of August 2, 2021, which we refer to as the Neurocrine VY-AADC Program Termination Effective Date. As a result of the termination, as of the Neurocrine VY-AADC Program Termination Effective Date, the license granted by us to Neurocrine thereunder regarding the VY-AADC Program expired and we regained worldwide intellectual property rights regarding the VY-AADC Program.

On April 30, 2025, as a result of Neurocrine no longer prioritizing the two 2019 Discovery Programs, the JSC mutually agreed to discontinue the activities associated with such programs, and to return the rights to the undisclosed targets to us. As a result of the discontinuation, the licenses granted by us to Neurocrine thereunder regarding the 2019 Discovery Programs terminated and we regained worldwide intellectual property rights regarding such programs. The 2019 Neurocrine Collaboration Agreement remains in full force and effect for the FA Program.

Collaboration and Licenses

Under the terms of the 2019 Neurocrine Collaboration Agreement, subject to the rights retained by us thereunder, we agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of our intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products, which we refer to as the 2019 Collaboration Products, under (a) the VY-AADC Program on a worldwide basis; (b) the FA Program, in the United States and, all countries in the world in which the 2019 Neurocrine Collaboration Agreement remains in effect with respect to the FA Program; and (c) each of the 2019 Discovery Programs, on a worldwide basis. Licenses related to the VY-AADC Program terminated in August 2021. Licenses related to the two 2019 Discovery Programs terminated in April 2025.

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

Upon the occurrence of a 2019 Transition Event for each 2019 Neurocrine Program, Neurocrine agreed to assume responsibility for development, manufacturing and commercialization activities for such 2019 Neurocrine Program from us and to pay milestones and royalties on future net sales as described further below. For the FA Program, we were granted the option, or the 2019 Co-Co Option, to co-develop and co-commercialize the FA Program upon the occurrence of a specified event, or the 2019 Co-Co Trigger Event. We agreed, were we to exercise the 2019 Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine, or the 2019 Co-Co Agreement, and (a) jointly develop and commercialize 2019 Collaboration Products for the FA Program, or 2019 Co-Co Products, (b) share in its costs, profits and losses, and (c) forfeit certain milestones and royalties on net sales in the United States during the effective period of the 2019 Co-Co Agreement. The 2019 Transition Event with respect to the FA Program is our receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate. The 2019 Co-Co Trigger Event is the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

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

Governance

Our research and development activities under the 2019 Neurocrine Collaboration Agreement are to be conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, which is composed of an equal number of representatives from the parties. The JSC may delegate matters within its authority to subcommittees of the JSC. In addition, the 2019 Neurocrine Collaboration Agreement establishes working groups to handle specified matters on a subject matter-by-subject matter basis. If a working group or subcommittee cannot agree on a matter within its purview within a specified time, such matter is to be referred sequentially to the JSC and then the executive officers of the parties. If the executive officers are not able to resolve the matter, then with respect to the FA Program, subject to specified exceptions, (i) Neurocrine has the right to resolve such matter prior to our exercise of the 2019 Co-Co Option with regard to an applicable 2019 Co-Co Product or if the 2019 Co-Co Option expires or goes unexercised and (ii) following the timely exercise by us of the 2019 Co-Co Option, depending on the subject of such matter, either Neurocrine, in certain instances, or the parties jointly or the JSC, in other instances, would have the right to resolve such matter.

Manufacturing

Prior to the 2019 Transition Event for a 2019 Neurocrine Program, we are responsible for the manufacture of any 2019 Collaboration Products for the 2019 Neurocrine Program. Following the Transition Event, the parties shall negotiate the manufacturing and supply responsibilities, subject to the terms of the 2019 Co-Co Agreement, if applicable.

Financial Terms

Under the terms of the 2019 Neurocrine Collaboration Agreement, Neurocrine paid us an upfront payment of $115.0 million. In connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine also paid us $50.0 million as consideration for an equity purchase of 4,179,728 shares of our common stock. The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for 2019 Collaboration Products under the FA Program of up to $195.0 million. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, for a total of up to $550.0 million under the FA Program. The JSC’s selection of the development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment, which we received in March 2024. We are no longer eligible to receive milestone or royalty payments for the VY-AADC Program or the two 2019 Discovery Programs in light of the partial termination of the 2019 Neurocrine Collaboration Agreement with respect to such programs.

Neurocrine has also agreed to pay us royalties, based on future net sales of the 2019 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range from the low-teens to high-teens and high-single digits to mid-teens, for the FA Program. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a 2019 Collaboration Product and terminate on the later of (x) the expiration of the last patent covering the 2019 Collaboration Product or its method of use in such country, (y) 10 years from the first commercial sale of the 2019 Collaboration Product in such country and (z) the expiration of regulatory exclusivity in such country, or the 2019 Royalty Term. Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a 2019 Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any 2019 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the 2019 Royalty Term applicable to such 2019 Collaboration Product in such country.

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

Research Term

The Alexion Agreement provides for a research term commencing on the Alexion Agreement Effective Date and expiring on October 1, 2025 (which was initially set to expire on September 30, 2024, but was extended until such date pursuant to the first and second amendments to the Alexion Agreement effective as of September 30, 2024 and March 15, 2025, respectively), or the Alexion Research Term. Until the expiration of the Alexion Research Term, although we were not obligated to conduct additional research activities to identify additional TRACER Capsids that may have been useful for AAV gene therapies for the treatment of rare neurological diseases, we agreed to continue to disclose to Alexion, on a rolling basis, the performance characteristics identified for all such TRACER Capsids, if and when available. During the Alexion Research Term, Alexion conducted additional evaluations of such TRACER Capsids and, on October 1, 2025, exercised its right to substitute another TRACER Capsid for the TRACER Capsid that was originally licensed under the Alexion Agreement.

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

Financial Terms

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

License Agreement with Transition Bio

We and Transition Bio, Inc., or Transition Bio, entered into a research collaboration, option and license agreement, or the Transition Bio Agreement, with an effective date of June 26, 2025. The Transition Bio Agreement superseded a prior agreement between us and Transition Bio dated December 24, 2024. Under the terms of the agreement, Transition Bio is responsible for the discovery and optimization of small molecules targeting TDP-43 until nomination of a development candidate, upon which we will have an option to license the worldwide exclusive rights to develop and commercialize the program. The Transition Bio Agreement contains a termination for convenience clause which allows for either party to terminate the arrangement for any reason or no reason upon sixty days prior written notice. In the event that we terminate the Transition Bio Agreement due to a change in control, we are obligated to pay Transition Bio up to $2.0 million in termination fees.

We paid Transition Bio a low single-digit million dollar upfront payment during the year ended December 31, 2024 in connection with a prior agreement. During the fourth quarter of 2025, we paid Transition Bio an additional low single-digit million dollar payment for the achievement of a research milestone. Transition Bio is eligible to receive potential research, development, commercial and net sales milestone payments totaling up to $500.0 million. Transition Bio is also eligible for high single-digit to low double-digit royalties on net sales during the royalty term of up to ten years.

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

We expect that our TRACER discovery platform, non-viral therapeutics platform, and clinical and preclinical programs will compete with a variety of therapies in development, including:

●	Our anti-tau antibody program for AD will potentially compete with tau antibodies being developed by Lundbeck LLC, Merck & Co., Inc. in collaboration with Teijin Limited, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., a subsidiary of Johnson & Johnson, UCB S.A., Bristol-Myers Squibb Company in collaboration with Prothena Corporation plc, along with several other companies;
●	Our tau silencing gene therapy program for AD will potentially compete with an antisense oligonucleotide program being developed by Ionis Pharmaceuticals, Inc. in collaboration with Biogen Inc.;
●	Our TDP-43 small molecule will potentially compete with a variety of companies developing small-molecules for TDP-43, including: Dewpoint Therapeutics, Inc., WaveBreak Therapeutics, LLC, Molefy Pharma SL, and various academic groups;
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen, Inc., Dyno Therapeutics, Inc., Kate Therapeutics Inc. (acquired by Novartis), Sangamo Therapeutics, Inc., and Shape Therapeutics Inc.; and

●	Our non-viral therapeutics platform will potentially compete with a variety of companies developing non-viral shuttles for the delivery of genetic medicines to the CNS, including: ABL Bio, Inc. in collaboration with Sanofi S.A. and separately in collaboration with GSK plc, Aliada Therapeutics, Inc. (acquired by AbbVie Inc.), Arrowhead Pharmaceuticals, Inc. in collaboration with Sarepta Therapeutics, Inc., BioArctic AB in collaboration with Eisai Co., Ltd., Denali Therapeutics Inc., F. Hoffmann-La Roche Ltd, JCR Pharmaceuticals Co., Ltd., Manifold Biotechnologies, Inc. in collaboration with F. Hoffman-La Roche Ltd., and Souffle Therapeutics, Inc.

We are aware of several companies focused on developing AAV gene therapies in various indications, including Abeona Therapeutics Inc., Adverum Biotechnologies, Inc., Akouos, Inc. (acquired by Eli Lilly and Company, or Eli Lilly), Asklepios BioPharmaceutical, Inc. (acquired by Bayer AG), Astellas Gene Therapies, Inc., Beacon Therapeutics Holdings Limited, Biogen Inc., BioMarin Pharmaceutical Inc., Encoded Therapeutics, Inc., GenSight Biologics S.A., LEXEO Therapeutics, Inc., LogicBio Therapeutics, Inc. (acquired by AstraZeneca), MeiraGTx Ltd., Neurogene Inc., Novartis Gene Therapies, Inc. (formerly AveXis, Inc.), Passage Bio, Inc., Pfizer Inc., Prevail Therapeutics Inc. (acquired by Eli Lilly), REGENXBio Inc., Sarepta Therapeutics, Inc., Solid Biosciences Inc., Spark Therapeutics, Inc. (acquired by Genentech, Inc.), Taysha Gene Therapies, Inc. and uniQure, Inc., as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates.

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

Manufacturing

The manufacture of gene therapy, non-viral therapeutic, and other biological products is technically complex, and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. To meet the requirements of our current and planned future AAV gene therapy trials we have developed a proprietary HEK 293 transient transfection manufacturing process that is scalable for large scale AAV manufacturing – both for preclinical research activities and clinical and commercial manufacturing. We continuously innovate and develop advanced manufacturing technologies to enable high yields and product quality, and we manufacture preclinical AAV material for large animal studies at our onsite, state-of-the-art chemistry, manufacturing, and controls, or CMC, development facility. Our current AAV gene therapy manufacturing process has been transferred to our contract manufacturing organizations to enable clinical current good manufacturing practice, or cGMP manufacturing.

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

We own at least 359 pending patent applications and at least 92 patents have issued in the United States and foreign jurisdictions. We co-own at least 20 pending patent applications and at least 23 patents have issued from these co-owned families in the United States and foreign jurisdictions. At least six patent applications have been filed and are pending in the United States and foreign jurisdictions by or on behalf of universities which have granted us exclusive license rights to the technology. To date, at least 28 patents have issued to our licensors which have granted us exclusive license rights to the technology. To date, at least 63 patents have issued to our licensors which have granted us non-exclusive license rights to the technology with at least 32 applications pending. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our product candidates and business. We seek U.S. and international patent protection for a variety of technologies, including: AAV-based biological products and constructs, antibodies, non-viral therapeutic modalities, methods of delivering said AAV-based biological products and constructs, antibodies and non-viral modalities, methods of treating diseases of interest, as well as methods of engineering and manufacturing of the same. We also intend to seek patent protection or rely upon know-how and trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel biological products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company-Owned Intellectual Property

Tauopathies

We own nine pending patent families directed to antibodies to tau and vectorized forms thereof with 40 pending non-provisional patent applications, two granted patents, and one provisional application. Patents that grant from these families are generally expected to commence expiration in 2037, with some later filed applications commencing expiration in 2040, 2041, 2042, 2043, 2044, and 2045 all of which are subject to possible patent term extensions.

We own five pending patent families to RNA inhibitors for treating tauopathies with 34 pending non-provisional patent applications. Patents that grant from this family are generally expected to commence expiration in 2043, 2044, 2045, and 2046, subject to possible patent term extensions.

Friedreich’s Ataxia

We own six pending patent families with six granted patents and 28 patent applications and we co-own one pending patent family with five patent applications and three granted patents directed to AAVs encoding frataxin constructs for the treatment of FA. Patents that grant from these patent families are generally expected to commence expiration in 2036, with some later filed applications commencing expiration in 2038, 2039, 2040, and 2044, all of which are subject to possible patent term extensions.

GBA1 Gene Therapy

We own nine pending patent families with 67 pending non-provisional patent applications and one pending provisional application directed to AAVs encoding GBA1 for the treatment of PD, Gaucher disease, and dementia with Lewy Bodies. Patents that grant from this patent family are expected to commence expiration in 2041, 2042, 2043, 2044, 2045, and 2046, subject to possible patent term extensions.

Huntington’s Disease

We own two pending patent families with two granted patents directed to pharmaceutical compositions and methods for targeting HTT for the treatment of Huntington’s disease. Patents from this family are generally expected to commence expiration in 2037, all of which are subject to possible patent term extensions.

Capsids

We own two patent families pending in the United States and foreign jurisdictions that are directed to the TRACER discovery platform for selection of AAV capsids with BBB crossing and cell-specific transduction properties. In these two pending patent families directed to the TRACER discovery platform, there are five granted patents and 10 pending applications, which are generally expected to commence expiration in 2039 and 2041, respectively, subject to possible patent term extensions.

We also own 12 pending patent families comprising 82 pending U.S. and foreign applications and five granted patents, as well as two pending provisional application directed to capsid variants identified using the TRACER discovery platform showing improved properties over their wild-type AAV counterparts. Patents that grant from these patent families and pending provisional applications are generally expected to commence expiration in 2041, 2042, 2043, 2044, and 2045, subject to possible patent term extensions.

We own at least eight patent families comprising 56 pending non-provisional applications and we co-own two patent families comprising six pending non-provisional applications directed to constructs containing TRACER Capsids in combination with specific payloads for treatment of CNS and other indications. Patents that grant from these pending provisional and non-provisional applications are generally expected to commence expiration in 2042, 2043, 2044, 2045, 2046, and 2047, subject to possible patent term extensions.

We also own one patent family pending in the United States and foreign jurisdictions directed to capsid variants generated using other methodologies. In this pending patent family, there are four granted patents and 9 pending patent applications. Patents that grant from this patent family are generally expected to commence expiration in 2038, subject to possible patent term extensions.

Non-Viral Therapeutics

We own two pending patent families with eight pending non-provisional patent applications and two pending non-provisional applications directed to ligands to capsid receptors. Patents that grant from these pending non-provisional applications are generally expected to commence expiration in 2044 and 2046, subject to possible patent term extensions.

Vector Engineering

We own three patent families with 64 granted patents (including 21 patents in European countries) and 23 patent applications directed to engineering of the vector genome. Patents that grant from these patent families are generally expected to commence expiration in 2035, 2037, and 2038, which are all subject to possible patent term extensions.

Other

We own five patent families and have four granted patents and one pending non-provisional patent applications directed to targeting SOD1 for the treatment of ALS. Patents that grant from these patent families are generally expected to commence expiration in 2035, with some applications expiring in 2038 and 2044, all of which are subject to possible patent term extensions.

We co-own two pending patent families directed to trajectory array delivery devices and methods of use. The first pending patent family has one granted patent, and the second pending patent family has four granted patents and three pending patent applications. Patents that grant from these patent families are generally expected to commence expiration in 2037 and 2038, subject to possible patent term extensions.

We own one pending patent family with one pending non-provisional patent application directed to AAVs encoding NPC1. Patents that grant from this patent family are expected to commence expiration in 2041, subject to possible patent term extensions.

We own one pending patent family with one pending provisional patent application and one pending provisional application directed to AAVs encoding a specific CNS payload. Patents that grant from this patent family are expected to commence expiration in 2046, subject to possible patent term extensions.

We co-own one pending patent family with 15 granted patents and six pending patent applications directed to AAV production and CMC. Patents that grant from this patent family are generally expected to commence expiration in 2037, subject to possible patent term extensions.

Licensed Intellectual Property

We have obtained exclusive licenses and non-exclusive licenses to patents directed to both compositions of matter and methods of use.

We have licensed three families of patents and patent applications, in the field of gene therapy for human diseases, directed to RNAi constructs as vector payloads, their design and use in the treatment of neurological disorders from the University of Massachusetts. Two of the three families of patents and applications are exclusively licensed and comprise 14 granted patents and four pending applications. One of the three families of patents and applications are non-exclusively licensed and comprise one granted patent in the United States. Patents that grant from these patent families are generally expected to expire between 2026 and 2036, subject to possible patent term extensions.

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

We have non-exclusively licensed two pending patent families directed to AAV capsids from the California Institute of Technology. These families of patents and patent applications are pending in the United States and internationally and comprise seven granted patents and one pending application. Patents have been granted in the United States. Patents that grant from these patent families are generally expected to commence expiration in 2034 and 2036, subject to possible patent term extensions.

We have non-exclusively licensed three pending patent families directed to microRNA detargeting from the University of Pennsylvania. These families of patent applications are pending in the United States and internationally and comprise at least 30 applications and three granted patents. Patents that grant from these patent families are generally expected to commence expiration in 2039, 2041, and 2042, subject to possible patent term extensions.

Trademark Protection

We own registered trademarks and service marks, as well as pending trademarks and service mark applications in the United States and a number of other countries for the in the marks VOYAGER, VOYAGER (with design elements), VOYAGER THERAPEUTICS and VOYAGER THERAPEUTICS (with design elements), which we presently use or may use in connection with our pharmaceutical research and development services and our biological preparations for gene therapy for the treatment of various diseases.

We also own registrations in the United States and United Kingdom for the mark TRACER for services including, among others, “research and development of platform technologies for genetic delivery of therapies and pharmaceutical via adeno-associated virus (AAV) capsids.”

In addition, we have pending trademark and service mark applications in the United States for the marks VOYAGER NEUROSHUTTLE and NEUROSHUTTLE, which we presently use or may use in connection with biotechnology research services and pharmaceutical products and therapeutics for the treatment of diseases and disorders, among other uses.

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

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to the FDA’s good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	preparation of clinical trial material in accordance with cGMPs;

●	design of a clinical protocol and submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, or ethics committee representing each clinical trial site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a biologics license application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies, including payment of application user fees;

●	satisfactory completion of an FDA inspection prior to BLA approval of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA inspection of the nonclinical and clinical study sites that generated the data in support of the BLA;

●	potential FDA Advisory Committee meeting to elicit expert input on critical issues;

●	payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;

●	FDA review and approval of the BLA, authorizing licensure of the biological product for marketing of the product in the US for one or more indications; and

●	compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post approval studies.

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. With the passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the PHSA that required animal testing in support of a new drug application, or NDA, or a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA or a BLA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials or studies and places the trial on a clinical hold. The FDA may also place a hold or partial hold on a clinical study based on chemistry, manufacturing, and controls issues involving the investigational product. In either case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may proceed. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of BLAs.

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

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in evaluating the clinical benefit of a medical product.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017. The Final Rule also implemented reporting requirements for results of clinical trials listed on clinicaltrials.gov. Although the FDA has historically not enforced these reporting requirements, the FDA has, as of January 31, 2026, issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the U.S. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the U.S. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.

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

Submission of a BLA to the FDA

FDA approval is required before any new biologic product can be marketed in the United States. Thus, assuming successful completion of all required preclinical and human testing in accordance with all applicable regulatory requirements, detailed product information is submitted to the FDA in the form of a BLA. Under the PDUFA, each BLA must be accompanied by a significant user fee unless an exception or waiver applies, such as the first application filed by a small business or BLAs for product candidates designated as orphan drugs, unless the product candidate includes an indication that is not for a rare disease or condition. For federal fiscal year 2026, the application user fee is $4,682,003 for an application requiring clinical data, and the sponsor of a licensed BLA is subject to an annual program fee, which for fiscal year 2026 is $442,213.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. In this event, the BLA must be resubmitted. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

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

In February 2026, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

On September 9, 2025, President Trump issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the agency would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

Further, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act, or DSCSA, became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription drugs through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs, however, changes the standards for approval but each may help expedite the development or approval process governing product candidates.

●	Fast Track Designation. Product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, this designation enables a company to petition FDA to initiate review of sections of an NDA or a BLA application before the application is complete, a process known as rolling review.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. FDA aims to complete its review of priority review applications within six months as opposed to ten months for standard review.

●	Regenerative Medicine Advanced Therapy (RMAT) designation. With the passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and the potential for accelerated approval based on surrogate or intermediate endpoints.

●	Commissioner’s National Priority Voucher Program. On June 17, 2025, the FDA announced the creation of a new voucher program to expedite the development and approval of new drug products. Vouchers issued under the new program, which is known as the Commissioner’s National Priority Voucher, or CNPV, Program, may reportedly be redeemed by sponsors to shorten the review time of an NDA from approximately 10-12 months to 1-2 months. The FDA has indicated that the new CNPV process will convene experts from the FDA’s offices for a team-based review rather than using the standard review system of a drug application being sent to numerous FDA offices. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under this program will reportedly be given to companies aligned with U.S. national priorities. As with the FDA’s other programs for expediting review and approval of new drug products, there is no guarantee a product candidate submitted with a CNPV would result in approval of its marketing application or that such approval, if granted, would be on an expedited basis.

●	Rare Disease Evidence Principles. In September 2025, the FDA introduced a framework intended to streamline the approval of new therapies for ultrarare diseases. The Rare Disease Evidence Principles is intended to allow sponsors to rely on a single-arm trial in support of approval of drugs and biologics that treat rare diseases with very small patient populations and where the disease is linked to a known genetic defect and characterized by progressive functional deterioration leading to disability or death in a short period of time. The targeted diseases should also lack adequate alternative therapies.

Accelerated Approval

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

The FDA and Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the Eleventh Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the Eleventh Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such designated rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

Under the statutory sunset provisions for the Rare Pediatric Disease PRV Program, the FDA was authorized to award a PRV for an approved rare pediatric disease product application if the rare pediatric disease designation was granted by December 20, 2024, and the BLA or NDA for that product is approved before September 30, 2026. This program was not reauthorized by Congress in 2024, although there appears to be Congressional support for doing so.

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

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. Approval of a 351(k) application may not be made effective until twelve years after the date of first licensure of the reference product, which under the statute excludes the date of licensure of supplements and certain other applications. Additionally, a 351(k) application for a biosimilar or interchangeable biological product cannot be submitted for review until four years after the date on which the reference product was first licensed under section 351(a) of the PHSA. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity, and potency of their product.

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

Further, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product.

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

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of products from Canada. On January 5, 2024, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposals. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the FDA and ultimately shortening the review timeline.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With the passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies occurred during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

The Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include streamlining the state drug importation program and modifying provisions of the 340B program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most-favored-nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to patients in the United States and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.

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

Our Corporate Information

We were incorporated under the laws of Delaware in June 2013. Our principal executive offices are located at 75 Hayden Avenue, Lexington, Massachusetts. We lease our office and laboratory space, which consist of approximately 26,148 square feet located in Cambridge, Massachusetts and 93,449 square feet located in Lexington, Massachusetts. Our lease in Cambridge expires in 2026 and our lease in Lexington expires in 2031. We have subleased our office and laboratory space in Cambridge to a third party.

Employees and Human Capital Resources

As of December 31, 2025, we employed 141 full-time employees in the United States, including 112 in research and development positions and 29 in general and administrative positions. Approximately 59 of our employees have either an MD or PhD degree. In connection with the restructuring executed in December 2025, 30 employees, including 24 in research and development positions and six in general and administrative positions, separated from employment in January 2026 or are scheduled to separate from employment with the Company in March 2026. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be positive.

Our human capital strategy is designed to attract, develop, and retain the talent necessary to advance our mission and support long-term organizational performance. We remain committed to maintaining a high-performance culture grounded in our core values—Patients First, Better Together, Transformative Innovation, and Disciplined Execution. These values guide how we work, collaborate, and make decisions, and we believe they are integral to delivering on our scientific and operational goals. Our employees consistently demonstrate these values in action, and throughout the year we recognize individuals and teams who have exemplified them through impactful contributions, cross-functional collaboration, and leadership behaviors that strengthen our organization. We view our values as a critical driver of performance, accountability, and employee engagement, and we continue to reinforce them across our hiring, development, and recognition programs. Retention is a key priority, and we remain focused on succession planning at all levels, up to and including the CEO. We regularly monitor employee engagement and turnover trends to inform targeted actions that strengthen our employee experience. We offer a robust and competitive total rewards package, including but not limited to competitive salaries, excellent health and welfare benefits, a 401(k) plan with strong company match, short-term and long-term incentives, lifestyle spending accounts, and flexible paid time off. Overall, we believe our human capital practices support a resilient, high-performing workforce aligned with our long-term business objectives.

Available Information

Our Internet address is http://www.voyagertherapeutics.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2025.

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

We are an early-stage biotechnology company and have not yet generated revenues from the sales of our product candidates. All of our product candidates are in the early stages of development. Investment in biotechnology companies is highly speculative because it entails substantial upfront capital expenditures and significant risk that any product candidates will fail to be safe and efficacious, obtain regulatory approval or become commercially viable. We have not yet demonstrated the ability to complete any clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. We continue to incur significant expenses related to research and development, and other operations in order to commercialize our product candidates. We have a history of incurring significant operating losses. We had a net loss of $119.7 million, net loss of $65.0 million, and net income of $132.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $445.9 million.

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

We anticipate that our expenses will increase substantially if, and as, we:

●	initiate and conduct clinical trials in connection with our tau silencing program, which we expect to initiate in the second half of 2026, and continue to conduct clinical trials in connection with our anti-tau antibody program;
●	continue investing in our proprietary antibody program, non-viral therapeutics platform, gene therapy platforms and programs, and other research and development initiatives;

●	continue investing in NeuroShuttle, our proprietary non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the blood-brain barrier;
●	continue investing in and supporting TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA), our proprietary discovery platform to facilitate the selection of adeno-associated virus, or AAV, capsids, which we refer to as TRACER Capsids, and our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	continue investing in our collaboration with Transition Bio, Inc., or Transition Bio, to advance small molecules targeting TDP-43 to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal dementia with TDP-43 pathology;
●	increase our investment in the discovery and development of additional modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS, including but not limited to our alkaline phosphatase and other BBB-receptor;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our Friedreich’s ataxia program, or the FA Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, our glucosylceramidase beta 1, or GBA1, gene therapy program for PD and other GBA1-mediated diseases, or the GBA1 Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, and our Huntington’s disease program, or the Novartis HD Program, pursuant to our license and collaboration agreement with Novartis entered into in December 2023, or the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene and non-viral therapies and BBB-crossing technologies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses. Our expenses will increase if:

●	we are required by the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or EMA, or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in site initiation, enrollment of patients in or completion of our clinical trials or the development of our product candidates.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other regulatory authorities to redesign or modify preclinical studies or clinical trials or to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations and may we decide to discontinue commercial availability and/or voluntarily request the withdrawal of the new drug application, or NDA, for any of our products, which may raise additional potential risks and uncertainties. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our efforts.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, our cash, cash equivalents, and marketable securities were $201.7 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities as of December 31, 2025, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis, and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong.

Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our ongoing Phase 1 clinical trial to evaluate VY7523 and our planned Phase 1 clinical trial to evaluate VY1706;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, including, for example, if we elect to exercise our rights for any of the three programs for which we retain opt-in rights, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the license agreement we entered into with Touchlight IP Limited, or Touchlight, in November 2022, which we refer to as the Touchlight License Agreement, and the research collaboration, option and license agreement we entered into with Transition Bio, Inc., or Transition Bio, in June 2025;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We may never generate the necessary data or results required to maintain the financial support of our collaborators or obtain marketing approval and achieve product sales. In the event we are unable to achieve milestones necessary to demonstrate progress on those programs, a current or future collaboration partner or licensor may be unwilling to fund these programs at the desired levels, or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Our ability to develop a product candidate for any of our lead gene therapy or other biological therapy programs may take longer than we anticipate, or may not happen at all, and could require funding at a level higher than we expect. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, and any commercial milestone payments or royalty payments under our collaboration or option and license agreements, will be derived from sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and business development transactions to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate product revenues sufficient to achieve consistent profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and option and license arrangements. We do not have any committed external source of funds other than the amounts we are entitled to receive from our collaboration partners, Neurocrine and Novartis, and licensees for the reimbursement of certain research and development expenses, potential option exercises, the achievement of specified regulatory and commercial milestones, and royalty payments under the 2019 Neurocrine Collaboration Agreement, the 2023 Neurocrine Collaboration Agreement, and the 2023 Novartis Collaboration Agreement and the amounts we are entitled to receive from our licensees Alexion and Novartis for the achievement of specified development, regulatory, and commercialization milestones and royalty payments under the applicable option and license agreements. To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, our stockholders’ ownership interests will be diluted. For example, on November 10, 2025, we entered into a sales agreement with respect to an “at the market offering” program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million, from time to time through TD Securities (USA) LLC. Any significant sales of shares of our common stock pursuant to the sales agreement would result in dilution to our current stockholders. The amount of stockholder dilution through the sale of equity or equity-linked securities will be affected by the size of each securities offering and the offering price for the securities sold. The offering price will likely reflect the prevailing market price for our securities, with dilution increasing as the prevailing market price for our securities decreases. The terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, obtaining additional capital, acquiring or divesting businesses, making capital expenditures or declaring dividends. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common stock to decline. Further, our existing stockholders may not agree with the terms of such financings.

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

Our operating history to date has been limited to building our team, business planning, raising capital, establishing our intellectual property portfolio, determining which neurological diseases to pursue, advancing our product candidates, including delivery and manufacturing and conducting preclinical studies and early-phase clinical trials. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had an operating history that included the late stage of clinical development, completion of clinical development, or commercialization of one or more product candidates. VY7523, our anti-tau antibody candidate, is in early-stage clinical trials, and all of our other active product candidates are currently in preclinical development, including VY1706, our tau silencing program.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors such as the regulatory setbacks that previously occurred in prior clinical programs we have conducted, such as those put on hold by the FDA, and the terminations, in part, of the 2019 Neurocrine Collaboration Agreement and the 2022 Novartis Option and License Agreement to date. These and other events that are part of our operating history may impact our ability to operate our business and to raise capital. All of our product candidates are in the early stages of development. To achieve our current goals, we will need to transition in the future from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control as we advance more of our programs into the clinical stage. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

Our AAV gene therapy, non-viral therapeutic, and other product candidates are based on proprietary technologies and, in several disease areas, unvalidated treatment approaches, which make it difficult and potentially infeasible to predict the duration and cost of development of, and subsequently obtaining regulatory approval for, our product candidates.

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

We cannot accurately predict when or if any of our product candidates will prove effective or safe in humans or whether these product candidates will receive marketing approval. Additionally, there can be no assurance that we will not experience problems or delays in the preclinical testing or development of our product candidates and that such problems or delays will not cause unanticipated costs, or that any such problems or delays can be solved in a timely or profitable basis, if at all. For example, we are no longer advancing VY9323, formerly the lead development candidate for our superoxide dismutase 1, or SOD1, silencing gene therapy program for ALS, as a development candidate based on three-month data from a non-human primate good laboratory practice, or GLP, toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program. We also may experience unanticipated problems or delays in expanding our manufacturing capacity or outsourcing manufacturing activities to contract manufacturers.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as gene therapies can be more expensive and take longer than for other better known or more extensively studied product candidates. Until August 2017, the FDA had never approved an AAV gene therapy product. Since that time, it has approved a limited number of gene therapy products. In Europe, a similarly limited number of AAV gene therapy products have been granted marketing authorization.

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

Regulatory requirements governing gene therapy, non-viral therapeutic, and other products have changed frequently and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to modify current studies or perform additional studies, or increase our development costs, which in turn may force us to delay, limit, or terminate certain of our programs.

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

All of our product candidates are in early stages of development, and the risk of failure is high. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Our product candidates may fail to show the desired safety and efficacy in preclinical testing or clinical development despite demonstrating promising results in earlier preclinical studies or clinical trials. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later stage clinical trials. For example, despite data we believed was promising from the earlier PD-1101 Phase 1b clinical trial and from the separate PD-1102 Phase 1 clinical trial evaluating the delivery of VY-AADC (NBIb-1817), we and our strategic collaborator Neurocrine did not receive favorable data from, and were ultimately unable to complete, the RESTORE-1 Phase 2 clinical trial evaluating VY-AADC (NBIb-1817) for the treatment of PD.

In addition, one of our competitors, Janssen Pharmaceuticals, Inc., a subsidiary of Johnson & Johnson, in 2025, discontinued their Phase 2 clinical study of posdinemab, an anti-tau antibody being investigated to treat early Alzheimer’s disease, following a scheduled review of clinical findings that determined posdinemab did not achieve statistical significance in slowing clinical decline, despite the results observed in earlier preclinical studies.

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

We are early in our development efforts. VY7523, our anti-tau antibody candidate, is in early-stage clinical trials, and all of our other active product candidates, including VY1706, are currently in preclinical development. We or our collaborators may encounter substantial delays or difficulties in the commencement, enrollment or completion of preclinical studies or clinical trials, or we or our collaborators may fail to demonstrate safety and efficacy sufficient to support further development or to satisfy the applicable regulatory authorities, any of which could prevent us or our collaborators from further developing or commercializing current and future product candidates on a timely basis, if at all.

Our future business prospects depend heavily on our ability, alone or through our collaborations, to successfully develop, gain regulatory approval of, and commercialize our current and future product candidates. Drug development and obtaining regulatory approval for a product involve a long, expensive and uncertain process, involving a high degree of risk. We are early in our development efforts. VY7523 is currently in early-stage clinical trials, and all of our other active product candidates (including VY1706) are currently in preclinical development. Before obtaining marketing approval from regulatory authorities for the sale of our current and future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. We or our collaborators, as applicable, may not be able to demonstrate the safety and efficacy of any of our current product candidates or any future product candidate at each stage of clinical development or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions. Some or all of our or our collaborators’ clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results.

To conduct clinical trials, we must first complete preclinical testing and studies to support IND applications or similar applications in other jurisdictions. We cannot be certain of the timely completion or successful outcome of our preclinical testing and studies. Our ability to complete our preclinical testing and studies is contingent on, among other things, our ability to source animals and other supplies required for the conduct of such testing and studies. If we are unable to obtain such supplies, we may be unable to complete such preclinical testing and studies in a timely manner, or at all. For example, some of our IND-enabling toxicology, capsid discovery, and other studies require certain NHPs that are customarily imported from outside the United States. Our inability to obtain access to a sufficient supply of these

NHPs in a timely manner, or at all, may impair or delay our ability to complete preclinical studies to support capsid discovery efforts or IND applications or similar applications in other jurisdictions. We have previously encountered, and may encounter in the future, delays in obtaining a sufficient supply of such NHPs due to governmental or regulatory actions that result in importation restrictions in the United States or exportation restrictions in the country of origin. At times when the NHP supply in the United States has been constrained, we have conducted NHP studies at contract research facilities outside of the United States. When utilizing such facilities, we are required to observe export control regulations for the shipment of product candidates and their component materials and import control regulations for the shipment of samples to us for evaluation and storage. We may be required to incur delays or expenses in order to conduct our NHP studies in compliance with these regulations, and we may be subject to additional penalties, delays, or expenses if we fail to achieve compliance.

Additionally, we cannot predict if the FDA or similar regulatory authorities outside the United States will accept our planned clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our preclinical and clinical programs. In connection with our earlier VY-HTT01 Program for the treatment of Huntington’s disease, for example, we were unable to successfully predict what the FDA would require and were unable to obtain a second pre-IND meeting with the FDA to discuss the product candidate’s regulatory pathway with the FDA. As a result, in October 2020, the FDA notified us that the IND application for the planned Phase 1 and Phase 2 clinical trial to evaluate VY-HTT01 had been put on clinical hold.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, known was FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Thereafter, following litigation, the FDA was directed by a federal district court to restore the draft guidance to the FDA website. When the FDA did so, it stated that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of BLAs.

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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A clinical trial failure can occur at any stage of testing. Similarly, there may be delays or difficulties in our initiation of future clinical trials. For example, we no longer expect to file an IND or Canadian clinical trial application for VY9323, formerly the lead development candidate for our SOD1 silencing program for ALS, based on three-month data from a non-human primate GLP toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner, or at all, pursuant to the requirements of the FDA, EMA, or other regulatory authorities. Patient enrollment and trial completion are affected by many factors including:

●	perceived risks and benefits of proprietary antibody, AAV gene therapy, and non-viral therapeutic approaches for the treatment of neurological and other diseases;
●	formulation changes to our product candidates, which may require us to conduct additional clinical studies to bridge our modified product candidates to earlier versions;
●	size of the patient population and process for identifying patients;
●	design of the trial protocol;
●	eligibility and exclusion criteria;
●	patients with preexisting antibodies to the gene therapy vector that preclude their participation in the trial;
●	perceived risks and benefits of the product candidate under study;
●	availability of competing therapies and clinical trials;
●	severity of the disease under investigation;
●	availability of genetic testing for potential patients;
●	proximity and availability of clinical trial sites for prospective patients;
●	lack of adequate compensation of patients;
●	ability to obtain and maintain patient consent;
●	risk that enrolled patients will drop out before completion of the trial;
●	our ability to locate appropriately trained physicians to conduct such clinical trials, particularly for clinical trials requiring lengthy and highly complex surgical protocols, the performance of which may only be possible at major academic medical centers or specialized surgical centers;
●	willingness of patients to participate in a placebo-controlled trial or a trial requiring an in-patient stay or frequent site visits;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

There is also the potential for slower than expected clinical site initiation, problems with the conduct of a study at one or more sites, delays or problems in analyzing data, the need for additional analyses or data or the need to enroll additional patients, the negative impact of feedback from the FDA or other regulatory authorities on trial design or the analysis of results, the need to make protocol amendments or other unexpected issues, such as adverse events, in any of our clinical trials. These types of issues could lead to delays in the completion of a trial and announcement of results or impact the results of our trials.

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

Any inability to successfully initiate or complete preclinical studies and clinical trials could result in additional costs and potential delays to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. For example, the decision to refocus the Huntington’s disease program requires completion of new preclinical studies, preparation of a new IND, submission to the FDA, and resolution of any potential FDA objections before enrollment of the first patient in a new clinical trial. In addition, if we make manufacturing or formulation changes to our product candidates, such as we did in connection with our previous transition to an HEK 293-based production system from a baculovirus/Sf9 AAV production system or as a result of unanticipated clinical trial results, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their further development or regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

Our proprietary antibodies, gene therapies and non-viral therapy product candidates may cause an immunologic reaction, or an immune response against the relevant product candidate. Other potential side effects associated with our gene therapy product candidates could include insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. In past clinical trials that were conducted by others using non-AAV gene therapy vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. For example, one of our competitors, Capsida Biotherapeutics, Inc., stated that it was not aware of significant safety signals in its preclinical program known as STXBP1, but its first patient dosed in its clinical program resulted in the death of a patient. Additionally, in a published review of patients with hepatocellular carcinomas, it was shown that a small subset contained an integrated genome sequence of wild-type AAV2, and it was suggested that AAV2 may be associated with insertional oncogenesis. If our vectors demonstrate a similar adverse effect, or other adverse effects, we may be required to halt or delay further clinical development of our product candidates or withdraw the product from the market post-approval.

Side effects could be caused by the product candidate or the administration process. If in the future we are unable to demonstrate what caused such side effects or are unable to modify the trial protocol adequately to address such side effects, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. For example, product candidates designed to “knock down” or reduce the expression of a gene or the production of its encoded protein could have effects on other parts of the body, or “off target” effects, that could result in unforeseen toxicity. Even if we are able to demonstrate that any future side effects are not product-related, and regulatory authorities do not order us to cease further development of our product candidates, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates and may harm our business, financial condition and prospects significantly.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks. We believe that the likelihood of the FDA requiring a REMS may be higher for treatments such as gene therapy. Such REMS may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners or the limitation of the use of the product to specifically trained neurosurgeons and/or certain centers. Furthermore, adverse events which were initially considered unrelated to the study treatment of the clinical trial may later be found to be caused by the study treatment. If we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;

●	the FDA or regulatory authorities outside the U.S. may impose a clinical hold or partial clinical hold, which could cause us or our collaborators to have to stop, delay or restrict further development;

●	we or our collaborators may, even without a clinical hold, decide to interrupt, delay or halt existing non-clinical studies and clinical trials or stop development;

●	we may have difficulty enrolling patients in our clinical trials and completing such trials on the timelines we expect or at all, or we may have to conduct additional non-clinical studies or clinical trials as part of a development program;

●	regulatory authorities may require additional warnings on the label;

●	we or our collaborators may be required to change the way a product candidate is administered or conduct additional clinical trials;

●	we or our collaborators may not be able ultimately to demonstrate, to the satisfaction of regulatory authorities, that our product candidates are safe and that the benefits outweigh the safety risks, and the applicable regulatory authorities may not approve the product candidate;

●	we or our collaborators could be subject to regulatory investigations or government enforcement actions, or be sued and held liable for harm caused to individuals exposed to or taking our product candidate; and

●	our reputation may suffer.

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

The FDA and Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the Eleventh Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the Eleventh Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such designated rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

Further, the FDA may determine that we must provide additional evidence and data before approving a BLA or NDA for our candidate products. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). In February 2026, the Commissioner of FDA and the Director of Center for Biologics Evaluation and Research published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. The FDA has long had authority to approve new products on the basis of one trial plus confirmatory evidence and, in recent years, the agency has exercised that authority with respect to certain types of products. The FDA now takes the position that this will be the new official default standard for most product candidates. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.

The FDA may also require that NDA or BLA submissions for our product candidates include pediatric data. Under the PREA, an NDA, BLA or supplement to an NDA or a BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. Applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive; may take many years if additional clinical trials are required, if approval is obtained at all and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In the United States, for example, the application user fee to obtain FDA review of a marketing application is more than $4.6 million and may be higher in the future. Changes in marketing approval policies during the development period, in or the enactment of additional statutes or regulations, or in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any current or future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to the federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with the FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA for fiscal year 2026 through September 30, 2026 at approximately $7 billion with a slight increase in user fees for drug and device companies.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of an NDA or a BLA due to heavy workload and limited resources. In addition, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself because, for the FDA to utilize user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

During the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that agency operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for fiscal year 2026 until fiscal year 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for fiscal year 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs, NDAs, or BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition and our ability to successfully market or commercialize our product candidates.

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop into products and commercialize may compete with existing therapies and new therapies that may become available in the future. While we believe that our gene therapy platform, non-viral therapeutics platform, product programs, product candidates and scientific expertise in the fields of proprietary antibodies, gene therapy, and neuroscience provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

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

We expect that our TRACER discovery platform, non-viral therapeutics platform, and clinical and preclinical programs will compete with a variety of therapies in development, including:

●	Our anti-tau antibody program for AD will potentially compete with tau antibodies being developed by Lundbeck LLC, Merck & Co., Inc. in collaboration with Teijin Limited, Eisai Co., Ltd., Janssen Pharmaceuticals, Inc., a subsidiary of Johnson & Johnson, UCB S.A., Bristol-Myers Squibb Company in collaboration with Prothena Corporation plc, along with several other companies;

●	Our tau silencing gene therapy program for AD will potentially compete with an antisense oligonucleotide program being developed by Ionis Pharmaceuticals, Inc. in collaboration with Biogen Inc.;
●	Our TDP-43 small molecule will potentially compete with a variety of companies developing small-molecules for TDP-43, including: Dewpoint Therapeutics, Inc., WaveBreak Therapeutics, LLC, Molefy Pharma SL, and various academic groups;
●	Our TRACER discovery platform will potentially compete with a variety of companies developing AAV capsids, including: 4D Molecular Therapeutics, Inc., Affinia Therapeutics Inc., Apertura Gene Therapy, LLC, Capsida Biotherapeutics, Inc., Capsigen, Inc., Dyno Therapeutics, Inc., Kate Therapeutics Inc. (acquired by Novartis), Sangamo Therapeutics, Inc., and Shape Therapeutics Inc.; and
●	Our non-viral therapeutics platform will potentially compete with a variety of companies developing non-viral shuttles for the delivery of genetic medicines to the CNS, including: ABL Bio, Inc. in collaboration with Sanofi S.A. and separately in collaboration with GSK plc, Aliada Therapeutics, Inc. (acquired by AbbVie Inc.), Arrowhead Pharmaceuticals, Inc. in collaboration with Sarepta Therapeutics, Inc., BioArctic AB in collaboration with Eisai Co., Ltd., Denali Therapeutics Inc., F. Hoffmann-La Roche Ltd, JCR Pharmaceuticals Co., Ltd., Manifold Biotechnologies, Inc. in collaboration with F. Hoffman-La Roche Ltd., and Souffle Therapeutics, Inc.

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

Even if our competitors are unsuccessful in developing and commercializing their product candidates, their preclinical and clinical findings may lead us to conclude that our own similar product candidates are unlikely to achieve the desired performance characteristics. As a result, we may modify our development plans for, or discontinue further research and development of, such product candidates. For example, several of our competitors have conducted clinical trials of anti-tau antisense oligonucleotide and antibody candidates with clinical data readouts in 2025 or are conducting clinical trials with expected readouts in 2026. It is possible that we will modify our development plans for, or discontinue further research and development of, VY7523 or VY1706 if any of these clinical data readouts suggest that either candidate will likely fail to achieve the desired performance characteristics.

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

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand and the price we are able to charge for any products that we may develop and commercialize. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and operations will be harmed.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the United Kingdom Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime; they are scheduled to take effect on April 28, 2026. These changes were needed since the current United Kingdom requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the CTR. Since the United Kingdom left the EU prior to the date on which the CTR took effect, the United Kingdom legal framework did not benefit from the same revisions as occurred at EU level.

Further, as of January 1, 2025, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as for the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

We believe that any of the product candidates we develop as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. For example, in October 2025, the FDA issued draft guidance which proposes to eliminate the need for sponsors of biosimilar products to conduct comparative human clinical efficacy studies, allowing them to rely instead on analytical testing to demonstrate product differences from a reference product. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our product candidates would have a material adverse impact on our business due to increased competition and pricing pressure.

Risks Related to Third Parties

To date, substantially all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, and Alexion, and from our prior collaborations with Sanofi Genzyme Corporation, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed.

To date, substantially all of our revenue has been derived from our ongoing collaborations and licensing agreements with Neurocrine, Novartis, and Alexion and from our prior collaborations with Sanofi Genzyme, AbbVie Biotechnology Ltd and AbbVie Ireland Unlimited Company. If any ongoing or future collaboration, option and license, or license agreements were to be terminated, our business financial condition, results of operations and prospects could be harmed. For instance, in April 2025, Neurocrine deprioritized two programs against undisclosed targets pursuant to the 2019 Neurocrine Collaboration Agreement, and in October 2025, Novartis notified us of its intent to partially terminate the 2022 Novartis Option and License Agreement with respect to the two discovery stage programs against undisclosed targets effective February 1, 2026. In both cases, the rights to the discontinued programs were returned to us.

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

We have entered into collaboration agreements or capsid license agreements with Neurocrine, Novartis, Transition Bio and other collaborators since 2019. We may seek to enter into additional collaborations in the future, including sales, marketing, distribution, development, option, licensing, and/or broader collaboration agreements.

Our likely collaborators, optionees, and licensees include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies, and medical device manufacturers. However, we may not be able to enter into additional collaborations or option and license transactions on favorable terms, or at all. Our ability to generate revenues from our collaborations and option and license transactions will depend on our and our collaborators’, optionees’, and licensees’ abilities to successfully perform the functions assigned to each of us in these arrangements. In addition, our collaborators, optionees, and licensees might have the ability to abandon research or development projects and terminate applicable agreements. Moreover, an unsuccessful outcome in any clinical trial for which our competitors, collaborators, optionees, or licensees are responsible could be harmful to the public perception and prospects of our proprietary antibody program, gene therapy and other platforms and programs.

Our relationship with any current or future collaborators, optionees, or licensees may pose several risks, including the following:

●	collaborators, optionees, and licensees have significant discretion in determining the amount and timing of the efforts and resources that they will apply to these collaborations and option and license transactions;
●	collaborators, optionees, or licensees may not perform their obligations as expected or desired;

●	the preclinical studies and clinical trials conducted as part of these collaborations or by our licensees may not be successful;
●	collaborators, optionees, or licensees may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’, optionees’, or licensees’ strategic focus or available funding or external factors, such as an acquisition, which divert resources or create competing priorities;
●	collaborators, optionees, or licensees may delay preclinical studies and clinical trials, provide insufficient funding for preclinical studies and clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new preclinical studies or clinical trials or require a new formulation of a product candidate for preclinical studies or clinical trials;
●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration or by a licensee and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
●	collaborators, optionees, or licensees could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators, optionees, or licensees believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates developed in collaboration with us or by a licensee may be viewed by our collaborators or licensees as competitive with their own product candidates or products, which may cause collaborators or licensees to cease to devote resources to the commercialization of our product candidates;
●	a collaborator or licensee with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators, optionees, or licensees, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product candidates, may cause delays or termination of the research, development or commercialization of such product candidates, may lead to additional responsibilities or expenses for us with respect to such product candidates (in the case of collaborations) or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	in collaboration, licensing, and option arrangements where we have licensed intellectual property rights to collaborators, licensees, and optionees who have the right to control prosecution of the licensed intellectual property rights, disputes may arise with respect to the prosecution strategy for the relevant intellectual property rights, which may impair our ability to pursue our preferred prosecution strategy or achieve the desired protection from any relevant patents;
●	collaborators, optionees, or licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations or option and license transactions;

●	collaborators, optionees, or licensees may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the terms of our collaboration or license agreement may restrict us from entering into certain relationships with other third parties, thereby limiting our options; and
●	collaborations or licenses may be terminated for the convenience of the collaborator or licensee and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration and license agreements may not lead to the development or commercialization of product candidates in the most efficient manner, or at all. If our collaborations or option and license transactions do not result in the successful development and commercialization of products, or if one of our collaborators, optionees, or licensees terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration or option and license transactions. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. In the event we are unable to achieve milestones necessary to demonstrate progress on our programs relevant to our ongoing collaborations with Neurocrine or Novartis or our collaboration programs are deprioritized by our collaborators, Neurocrine or Novartis may be unwilling to fund these programs at the desired levels or at all, which could require us to fund these programs to a greater extent than we have expected, to decline to pursue certain program objectives or to discontinue one or more of the programs. Additionally, subject to its contractual obligations to us, if a collaborator, optionee, or licensee of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate optioned or licensed to it by us. If one of our collaborators, optionees, or licensees terminates its agreement with us, we may find it more difficult to attract new collaborators, optionees, or licensees, and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this periodic report also apply to the activities of our collaborators, optionees, and licensees.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations or option and license transactions and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our proprietary antibody program or gene therapy platforms and programs. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We and our collaborators have relied, and we and our collaborators expect to continue to rely, on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if these third parties perform in an unsatisfactory manner, our business could be harmed.

We and our collaborators expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We and our collaborators may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we and our collaborators will have agreements governing their activities, we and our collaborators will have limited influence over their actual performance. We and our collaborators will control only certain aspects of our third-party service providers’ activities. Nevertheless, we and our collaborators will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, the multiple ascending dose study of VY7523 in Alzheimer’s patients is currently ongoing at several locations. Additionally, we expect to initiate the clinical study of VY1706 at multiple sites in the United States and Canada. If any locations terminate a particular clinical trial, we or our collaborators would be required to find other parties or locations to conduct such clinical trial. We and our collaborators may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we or our collaborators elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we or our collaborators are required to do so due to a service provider’s termination of our relationship, then we or our collaborators may be required to source additional technology and personnel in order to perform the relevant activities. We and our collaborators may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

We, our collaborators, and our third-party service providers are required to comply with the FDA’s GLPs and GCPs for conducting, recording and reporting the results of IND enabling preclinical studies and clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We and our collaborators are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. The FDA enforces these GLPs and GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and laboratories at which the FDA may determine that our preclinical studies and clinical trials did not comply with GLPs or GCPs. If we, our collaborators, or our third-party service providers fail to comply with applicable GLPs or GCPs, the preclinical or clinical data generated in our future preclinical studies or clinical trials may be deemed unreliable and the FDA may require us to perform additional preclinical studies or clinical trials before approving the relevant INDs or marketing applications. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if we, our collaborators, or our third-party service providers fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such preclinical studies or clinical trials, which would delay the regulatory approval process. Failure to comply can also result in fines, adverse publicity, and civil and criminal sanctions.

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

Risks Related to Manufacturing

Our gene therapies, non-viral therapeutics, and other biological modalities are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of our product candidates or otherwise harm our business.

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

We presently contract with third parties for the manufacturing of our program materials for our proprietary antibody and gene therapy product candidates. We have also built an onsite, state-of-the-art process research and development facility to enable the manufacturing of preclinical AAV gene therapy vectors for large animal studies, including IND enabling GLP toxicology materials. We do not currently have our own clinical or commercial scale manufacturing. The use of contract manufacturing and reliance on collaboration partners is relatively cost-efficient and eliminates the need for our direct investment in manufacturing facilities and additional staff early in development. Although we rely on contract manufacturers, we have personnel with manufacturing and quality experience to oversee our contract manufacturers.

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

We presently manufacture our AAV product candidates using a mammalian cell system. We are aware of third parties that also use this system in the manufacture of their products and who hold intellectual property on their AAV manufacturing systems. If we determine that access to certain third-party intellectual property is necessary for the manufacturing of our products and product candidates and are unable to license or otherwise access this intellectual property, it would impact our ability to produce products for commercial sale or product candidates for preclinical testing or clinical trials and our development timelines and operations timelines could be adversely affected.

Risks Related to Our Business Operations

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity, or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates generated through our proprietary antibody program and our gene therapy and non-viral therapeutics platforms and programs. Research programs to identify new product candidates require substantial technical, financial and human resources. Most of our product candidates are in preclinical development, and one is in early-stage clinical trials. Our current portfolio of product candidates is subject to change as we continue to conduct preclinical and clinical testing and to develop product candidates and prioritize or abandon product candidates based on such results and other factors. For example, we are no longer advancing VY9323, formerly the lead development candidate for our SOD1 silencing program for ALS, as a development candidate based on three-month data from a non-human primate GLP toxicology study suggesting that a different payload would be necessary to achieve the desired product profile for the program. We may also fail to identify other product candidates for clinical development for several reasons. For example, our research may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects, may be commercially impracticable to manufacture or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, we paused investment in our apolipoprotein E gene therapy program to prioritize other programs. Furthermore, similar to our prior investments with regard to our VY-AADC (NBIb-1817) and VY-HTT01 programs, our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, option and license, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a licensing or collaboration arrangement. Several of our current preclinical programs have previously been part of collaborations with third parties. While we have invested significant resources in these programs, we may decide in the future to cease development activities on one or more of them.

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval, the termination of relationships with collaborators, and the reduction of our workforce in connection with the development of a new portfolio and platform strategy may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of, certain executives, such as the recent departure of our Chief Medical Officer, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and could harm our business, financial condition, results of operations and prospects.

In 2025 and 2026, we reduced the size of our organization in connection with restructurings. We may encounter difficulties in managing our business as a result of these restructurings, or as a result of the attrition that has occurred or may in the future occur due to these restructurings, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from these restructurings.

Our board of directors have approved restructuring plans to eliminate a portion of our workforce as part of initiatives to reduce expenses and enhance operations. The restructurings were approved in connection with our ongoing evaluation of our operations and our efforts to focus resources on creating shareholder value on critical program and platform development. The restructurings during 2025 and 2026 involved the termination of 71 employees, representing 41% of our workforce as of January 1, 2025.

The continuing impact of the restructurings and additional measures we might take to reduce costs could divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans.

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

In addition, in October 2020, the Department of Health and Human Services, or the HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain initial feedback from FDA prior to formally submitting their SIP proposals. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With the passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products became the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on any drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

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

The new law also caps Medicare out-of-pocket drug costs at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies occurred during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing. Most of these cases are now on appeal. On October 30, 2024, the U.S. Court of Appeals for the Third Circuit heard oral arguments in three of these cases. In April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. On May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.

More recently, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to

Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Since that time, virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering additional laws that could go into effect in 2026 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

GDPR restrictions on transfers of personal data from the European Union to the United States are unsettled and may impact our business operations. The GDPR generally prohibits transfers of personal data of European Union data subjects outside of the European Union, unless a lawful data transfer solution has been implemented, or a specific exception applies. In July 2020, the European Court of Justice invalidated the Privacy Shield program, a voluntary self-certification privacy protection mechanism that facilitated transfers of personal data from the European Union to the United States. The court upheld the validity of an alternative contractual mechanism for such data transfers but required companies to take additional steps, such as evaluating supplementary measures that may need to be taken to protect the transferred personal data. In October 2022, President Biden signed an executive order to implement the European Union U.S. Data Privacy Framework, which would replace the Privacy Shield. In December 2022, the European Commission began the European Union’s process for adopting the European Union-U.S. Data Privacy Framework, but it is unclear if and when the framework will be finalized and whether it will be challenged in court. Continued uncertainty relating to European Union-U.S. data transfers may adversely impact our business operations in the European Union.

Following the July 2020 Court of Justice of the European Union judgement invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	loss of revenue;
●	substantial monetary awards to trial participants or patients;
●	significant time and costs to defend the related litigation;
●	difficulty enrolling or withdrawal of clinical trial participants;
●	the inability to commercialize any product candidates that we may develop;
●	distraction of management’s attention from our primary business; and
●	injury to our reputation and significant negative media attention.

Although we maintain clinical trial liability insurance, this insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial. In addition, if we successfully commercialize any product candidate, we will need to obtain product liability insurance. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments or settlements exceed our insurance coverage, our financial condition, business and prospects could be materially adversely affected.

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

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors, including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated prevalence range for the indications we are targeting has involved collating limited data from multiple sources. While we believe these sources are reliable, we have not independently verified the data. Accordingly, the prevalence estimates included in our periodic reports and other reports filed with or furnished to the Securities and Exchange Commission, or SEC, should be viewed with caution. Further, the data and statistical information used in such reports, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

If we are unable to establish sales, medical affairs, market access and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.

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

Under the terms of the 2019 Neurocrine Collaboration Agreement for the FA Program, Neurocrine has agreed to fund the development through the Phase 1 clinical trial of VY-FXN01 (currently referred to as NBIB-’223). After the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC, we have the option to either: (1) co-commercialize VY-FXN01 with Neurocrine in the United States under a 60/40 cost and profit-sharing arrangement, 60% to Neurocrine and 40% to us, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine.

Under the 2023 Neurocrine Collaboration Agreement, Neurocrine agreed to fund the non-clinical development activities for the GBA1 Program. Upon our receipt of topline data from the first Phase 1 clinical trial for a product candidate being developed pursuant to the GBA1 Program, we will have the option to either: (1) co-commercialize collaboration products in the GBA1 Program with Neurocrine in the United States under a 50/50 cost- and profit-sharing arrangement and receive milestones and royalties based on ex-U.S. sales, or (2) retain the right to receive milestone payments and royalties based on global sales pursuant to the full global commercial rights granted to Neurocrine. In the event we exercise our 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of our share of profits until our obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off. The 2023 Co-Co Trigger Event is the date on which we receive topline data from the first Phase 1 clinical trial in PD for a product candidate being developed pursuant to the GBA1 Program.

In the future, we may seek to enter into collaborations regarding other of our product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, market access, marketing and sales operations to recruit, hire, train and retain personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. We might face unforeseen costs and expenses associated with creating an independent sales and marketing organization. Our sales personnel might also face difficulties obtaining access to physicians or being able to persuade adequate numbers of physicians to use or prescribe our products or selling our products if we lack complementary products, which could disadvantage us compared to companies with more extensive product lines. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

CMS is responsible for determining whether a product should be approved for coverage and reimbursement under the Medicare program. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for novel products such as ours, as there is no body of established practices and precedents for these types of products. In addition, reimbursement agencies in the European Union may be more conservative than CMS. For example, several cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European Union Member States. It is difficult to predict what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, especially given that the cost of our product candidates is likely to be very high and pricing of such products is highly uncertain.

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

Our gene therapy approach utilizes vectors derived from viruses that are selectively engineered, which may be perceived as unsafe or may result in unforeseen adverse events. Adverse events related to other gene therapy companies and negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our gene therapy product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our gene therapy product candidates.

Gene therapies remain novel technologies, with few gene therapy products approved to date in the United States and the European Union. Public perception may be influenced by adverse events at competitor companies, claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, adverse events in gene therapy clinical trials, such as the more recent deaths in trials conducted by both Sarepta Therapeutics, Inc. and Capsida Biotherapeutics, Inc., respectively, and the occurrence of a brain tumor after an experimental gene therapy by REGENXBio Inc., may adversely impact how gene therapy is perceived by collaborators, regulators, and the investment community. Medical events such as the recent COVID-19 pandemic that emphasize harmful effects of certain viruses could also indirectly foster negative public perception of virus-based therapies. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Changes in and uncertainty surrounding U.S. and international trade policies may adversely impact our business and operating results.

In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump Administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump Administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the United States and China reached a one-year agreement with an expiration of

November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.

Since the April reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the UK, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41%. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of a 10% tariff due to drug trafficking. Regarding Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico and, effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. President Trump also announced a further 10% increase on non-USMCA goods from Canada, but it is unclear when such increase will take effect. The European Union, Japan, South Korea, Switzerland, the UK and others have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the U.S. and are used in pharmaceutical applications and an agreement with Switzerland and Lichenstein caps tariffs on pharmaceuticals imported from those two countries at 15 percent. Finally, an agreement with Taiwan concluded on January 15, 2026, eliminating tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.

The reciprocal tariffs and the fentanyl tariffs were imposed by President Trump pursuant to the International Emergency Economic Powers Act, or IEEPA. On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs, invalidating both the reciprocal tariffs and fentanyl tariffs. Shortly thereafter, the President issued a new Executive Order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs as of 12:01 am on February 24, 2026. At the same time, however, the Trump Administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on July 24, 2026. Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Trump Administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.

For those countries that have concluded trade deals with the United States, the tariff rates agreed to - including with regard to pharmaceuticals and pharmaceutical ingredients - have now reverted to 10% until July 24, 2026.

Neither the U.S. Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the U.S. Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty.

Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.

Separately, in April 2025, the Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and products derivative of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, President Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, President Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into an MFN drug pricing agreement with the Trump Administration.

As a result of changes in tariffs that have been announced and/or struck down or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Further, some of our collaborators and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions.

For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics over alleged ties to the Chinese military. Subsequently, in December 2025, as part of the Fiscal Year 2026 National Defense Authorization Act, President Trump signed into law the BIOSECURE Act. Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by biotechnology companies of concern, or BCCs; (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The Act does not name specific companies as BCCs but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a BCC.

On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi AppTec, WuXi Biologics, and WuXi XDC be added to the 1260H list, which would make all of those entities BCCs. The 1260H list was updated by the Department of War in January 2024 and January 2025, and we expect the 1260H list will be updated in early 2026.

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

In some circumstances, particularly in-licenses with academic institutions and our collaboration with Transition Bio, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected. In certain circumstances, we have or may license technology from third parties on a non-exclusive basis. In such instances, other licensees may have the right to enforce our licensed patents in their respective fields, without our oversight or control. Those other licensees may choose to enforce our licensed patents in a way that harms our interest, for example, by advocating for claim interpretations or agreeing on invalidity positions that conflict with our positions or our interest. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we own or may own in the future.

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

If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including ex parte re-

examination, post-grant review and inter partes review before the USPTO or foreign patent offices. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of the claim.

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

Potential parties may emerge and choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our product candidates or any other of our product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such asserted third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Similar challenges exist in other jurisdictions. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property rights. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, reputation, financial condition, results of operations and prospects.

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

Because we currently rely on certain third parties to manufacture all or part of our product candidates and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our proprietary antibody program and gene therapy and non-viral therapeutic platforms and programs, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information and know-how increases the risk that such trade secrets and confidential information and know-how become known by our competitors, are inadvertently incorporated into the technology of others, are included in third-party patent or regulatory filings, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.

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

In January 2024, we completed a private placement of 2,145,002 shares of our common stock to Novartis and an underwritten public offering of 7,777,778 shares of our common stock and pre-funded warrants to purchase up to 3,333,333 shares of our common stock. In addition, shares of common stock that are either subject to outstanding options or restricted stock units, or RSUs, or reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended. We have also filed registration statements on Form S-8 permitting shares of common stock issued on exercise of options or the settlement of RSUs to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. We also have an effective registration statement on Form S-3 for the sale of up to $400.0 million in aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities, and an indeterminate number of depositary shares, subscription rights, warrants, purchase contract and units, under which we have reserved $100.0 million for the offering, issuance, and sale of common stock through at-the-market offerings or negotiated transactions under a sales agreement we entered into with TD Securities (USA) LLC on November 10, 2025.

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

The price of our common stock is likely to be volatile and may fluctuate substantially. For example, from January 1, 2025 through December 31, 2025, the sales price of our common stock ranged from a high of $6.04 to a low of $2.73 on the Nasdaq Global Select Market. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including:

●	regulatory action related to clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	the timing, progress, and results of clinical trials of our product candidates, including serious adverse events arising in the course of development, or any delays or major announcements related to such clinical trials;
●	the results of clinical trials of product candidates of our competitors, including serious adverse events arising in the course of development;
●	the commencement, termination, and success of our collaborations, including the ability or willingness of our collaboration partners to fulfill their obligations to us;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or technologies, the cost of commercializing such product candidates, and the cost of development of any such product candidates or technologies;
●	actual or anticipated changes in estimates as to financial results, financial guidance, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us, including as a result of events beyond our control;
●	our success in commercializing any product candidates for which we obtain marketing approval;
●	the ability to secure third-party reimbursement for our product candidates;
●	changes in the structure of healthcare payment systems and laws affecting pricing, reimbursement and access;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, geopolitical and market conditions, including interest rates and inflation; and
●	other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2025, we had both federal and state net operating loss, or NOL, carryforwards of $249.4 million and $236.4 million, respectively. The state NOLs will expire beginning in 2041 while the federal NOLs do not expire. These state NOL carryforwards could expire unused and be unavailable to offset our future income tax liabilities. The TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. Nor is it clear how various states will respond to the TCJA, the Families First Coronavirus Response Act or the CARES Act. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. Furthermore, the use of NOL carryforwards may become subject to an annual limitation under Section 382 of the Internal Revenue Code, or the Code, and similar state provisions in the event of certain cumulative changes in the ownership interest of significant shareholders in excess of 50 percent over a three-year period. This could limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Our company has completed several transactions since its inception which resulted in an ownership change under Section 382 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in ownership changes in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Board and Audit Committee Oversight

We do not believe that there are currently any known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the company, including its business strategy, results of operations, or financial condition. The Audit Committee provides direct oversight of cybersecurity risk and updates the Board of Directors on such matters.

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

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of December 31, 2025, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “VYGR” since November 11, 2015. Prior to this time, there was no public market for our common stock.

Stockholders

As of March 2, 2026, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative annual stockholder return on our common stock over the period commencing December 31, 2020 and ending on December 31, 2025, to that of the total return for the Nasdaq Composite Index and the Nasdaq Biotechnology Index, assuming an investment of $100 on December 31, 2020. In calculating cumulative total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock and are not intended to forecast or be indicative of future performance of our common stock. The following graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference in any of our filings under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Voyager Therapeutics, Inc., the Nasdaq Composite Index , and the Nasdaq Biotechnology Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Voyager Therapeutics, Inc.
Nasdaq Composite
Nasdaq Biotechnology
* $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

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

We are a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Our pipeline includes programs for Alzheimer’s disease, or AD; Friedreich’s ataxia, or FA; Parkinson’s disease, or PD; and multiple other diseases of the central nervous system, or CNS. Many of our programs are derived from our TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus, or AAV, capsid discovery platform, which we have used to generate novel capsids, or TRACER Capsids, and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous, or IV, dosing. Some of our programs are wholly-owned, and some are advancing with licensees and collaborators, including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; Neurocrine Biosciences, Inc., or Neurocrine; and Transition Bio, Inc., or Transition Bio.

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline includes two tau targeting programs: VY1706, a tau silencing gene therapy for AD, and VY7523, an anti-tau antibody for AD. VY1706 is a gene therapy that leverages an intravenously delivered TRACER Capsid containing a vectorized small interfering RNA specifically targeting tau mRNA. In a non-human primate, or NHP, study, a single 1.3E13 vector genomes per kilogram, or vg/kg, dose of VY1706 delivered intravenously resulted in reductions in tau mRNA levels of 50% to 73% across the cerebral cortex, including in areas of the brain where tau accumulates during the progression of AD. We expect to complete a good laboratory practices, or GLP, toxicology study in the first quarter of 2026. Having had a Type C communication with the FDA in the first quarter of 2026, we anticipate the submission of an investigational new drug, or IND, application in the second quarter of 2026 and initiation of a clinical trial for the VY1706 program in the second half of 2026. VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of pathological tau, which is closely correlated with disease progression and cognitive decline in AD. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose, or SAD, clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. We expect initial tau positron emission tomography, or PET, imaging data in the second half of 2026.

Our proprietary pipeline also includes an early research initiative to develop a non-viral therapeutic that leverages our proprietary Voyager NeuroShuttleTM platform for the treatment of an undisclosed neurological disease. We paused investment in our apolipoprotein E, or APOE, gene therapy program to prioritize other programs. The decision is unrelated to data from the program, which have demonstrated dose-dependent APOE4 protein reduction and APOE2 protein expression in murine studies while maintaining total APOE at physiological levels.

In addition to our wholly-owned pipeline, we are advancing three programs with collaboration partners for which we retain options to participate in future development and commercialization. Two of these programs are in collaboration with Neurocrine: a frataxin (FXN) gene therapy program for FA, which we refer to as the FA Program, and a glucosylceramidase beta 1, or GBA1, gene therapy program that will focus on Gaucher and PD, which we refer to as the GBA1 Program. Neurocrine has stated that, pending successful FDA IND clearance, it intends to initiate a clinical trial with NBIB-’223 for FA in the second half of 2026. In preclinical studies, IV-administered NBIB-’223 resulted in protein expression in the brain and heart. Neurocrine has informed us that it continues to progress the GBA1 Program in addition to three gene therapy programs for which we do not have opt-in rights. We maintain an option to co-develop and co-commercialize 40% of the FA Program and 50% of the GBA1 Program for PD in the U.S.

Our third opt-in program is our collaboration with Transition Bio to develop selective small molecules for the treatment of amyotrophic lateral sclerosis, or ALS, and frontotemporal dementia with TDP-43 pathology. We have an option for an exclusive license to the worldwide rights to develop and commercialize this program.

In addition to the three partnered programs for which we retain opt-in rights, we have entered into multiple additional collaboration and licensing agreements with collaboration partners.

We are collaborating with Neurocrine on three gene therapy programs against undisclosed targets. Two of these three programs have development candidates selected and are advancing through preclinical toxicology studies. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapies for spinal muscular atrophy and Huntington’s disease. We have also licensed capsids to Alexion for one undisclosed rare neurological disease target and to Novartis for one undisclosed CNS target. In total, our partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $6.8 billion in milestone payments across the partnered portfolio, including $2.4 billion in potential development milestone payments, as well as royalties.

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

We have leveraged our knowledge of BBB receptors, discovered using TRACER, to develop a second delivery platform called Voyager NeuroShuttleTM. Voyager NeuroShuttle is a non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the blood-brain barrier. The first NeuroShuttle within the platform leverages the ALPL receptor. During the third quarter of 2025, we shared the results of initial murine proof-of-concept studies of ALPL-VYGR-NeuroShuttle demonstrating in the study sustained brain expression over three weeks, compared to less than one week for transferrin receptor, or TfR, shuttles, with no impact on circulating reticulocytes or downstream measurements of anemia. In addition to the initial murine proof-of-concept data provided for the ALPL-VYGR-NeuroShuttle, a proof-of-concept study using anti-amyloid antibodies demonstrated that the ALPL-NeuroShuttle showed similar target engagement to a TfR shuttle. We initiated a discovery program using ALPL-VYGR-NeuroShuttle to target an undisclosed neurological disease.

During the year ended December 31, 2025, the restructurings in June 2025 and December 2025 resulted in restructuring expenses of $4.3 million. Employees impacted by the restructurings were eligible to receive one-time severance benefits, including cash severance, temporary health care coverage, and transition support services, subject to each employee entering into a separation agreement, which included a general release of claims against the company. Restructuring expenses are recorded as either research and development expense or general and administrative expense in the consolidated statements of operations and comprehensive loss.

Despite reporting $132.3 million in net income for the year ended December 31, 2023, we have a history of incurring significant losses. We reported net losses of $119.7 million and $65.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $445.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, as we:

●	initiate and conduct clinical trials in connection with our tau silencing program, which we expect to initiate in the second half of 2026, and continue to conduct clinical trials in connection with our anti-tau antibody program;
●	continue investing in our proprietary antibody program, non-viral therapeutics platform, gene therapy platforms and programs, and other research and development initiatives;

●	continue investing in NeuroShuttle, our proprietary non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the blood-brain barrier;
●	continue investing in and supporting TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA), our proprietary discovery platform to facilitate the selection of adeno-associated virus, or AAV, capsids, which we refer to as TRACER Capsids, and our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
●	continue investing in our collaboration with Transition Bio to advance small molecules targeting TDP-43 to treat ALS and frontotemporal dementia with TDP-43 pathology;
●	increase our investment in the discovery and development of additional modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS, including but not limited to our alkaline phosphatase and other BBB-receptor;
●	conduct joint research and development under our strategic collaborations for the research, development, and commercialization of certain of our pipeline programs, including our Friedreich’s ataxia program, or the FA Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2019, or the 2019 Neurocrine Collaboration Agreement, our glucosylceramidase beta 1, or GBA1, gene therapy program for PD and other GBA1-mediated diseases, or the GBA1 Program, pursuant to our collaboration and license agreement with Neurocrine entered into in January 2023, or the 2023 Neurocrine Collaboration Agreement, and our Huntington’s disease program, or the Novartis HD Program, pursuant to our license and collaboration agreement with Novartis entered into in December 2023, or the 2023 Novartis Collaboration Agreement;
●	initiate additional preclinical studies and clinical trials for, and continue research and development of, our other programs;
●	continue our process research and development activities, as well as establish our research-grade manufacturing capabilities;
●	identify additional diseases for treatment with our AAV gene and non-viral therapies and BBB-crossing technologies and develop additional programs or product candidates;
●	seek marketing and regulatory approvals for any of our product candidates that successfully complete clinical development;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	identify, acquire or in-license other product candidates and technologies;
●	expand our operational, financial and management systems and personnel, including personnel to support our clinical development, manufacturing and commercialization efforts;
●	increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
●	continue to operate as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2025, we recognized $30.5 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $5.9 million of collaboration revenue from the 2023 Novartis Collaboration Agreement, $3.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $0.5 million of collaboration revenue from other agreements. For additional information about our revenue recognition policy, see the section titled “Summary of significant accounting policies and basis of presentation” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our program discovery efforts, and the development of our proprietary antibody, gene therapy, and non-viral therapeutic platforms and programs, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	severance benefits, including cash severance, temporary health care coverage, and transition support services related to restructurings, which were recognized in 2025;

●	costs of funding research performed by third parties that conduct research and development, preclinical and clinical activities, manufacturing and production design on our behalf;

●	the cost of purchasing laboratory supplies and non-capital equipment used in designing, developing and manufacturing preclinical and clinical study materials;
●	consultant fees;
●	facility costs including rent, depreciation and maintenance expenses;
●	the cost of securing and protecting intellectual property rights associated with our research and development activities;
●	fees for maintaining licenses under our third-party licensing agreements; and
●	payments under our research and collaboration agreements.

Research and development costs are expensed as incurred. Costs for certain activities, such as manufacturing, preclinical studies, and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

Research and development activities are central to our business model. We are in the early stages of development of our product candidates. We expect research and development expenses to decrease in the near term as a result of continued portfolio prioritization and alignment of operating expenditures with our current capital resources. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses. Our expenses will increase if:

●	we are required by the FDA or the European Medicines Agency or other regulatory agencies to redesign or modify trials or studies or to perform trials or studies in addition to those currently expected;
●	there are any delays in the receipt of regulatory clearance to begin our planned clinical programs; or
●	there are any delays in site initiation, enrollment of participants in or completion of our clinical trials or the development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, information technology, business development, legal and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, fees for accounting and consulting services, and one-time severance benefits, including cash severance, temporary health care coverage, and transition support services related to restructurings recognized in 2025. We expect general and administrative costs to decrease in the near term as a result of our continued disciplined expense management.

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

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and/or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Our contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Given the nature of the milestone payments in our contracts with customers, most of the variable consideration is subject to a constraint that does not involve significant judgement.

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for performance obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs of satisfying the performance obligation. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, industry standards for product development and clinical trial success probabilities and estimates of option exercise likelihood. We do not believe that reasonable changes in the assumptions used to determine stand-alone selling price for our performance obligations would materially impact the amount of revenue we recognize.

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

A significant portion of revenue recognized from the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement is related to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total expected costs. We use judgment in estimating the expected remaining costs to complete the research and development services for each performance obligation based on discussions with the Joint Steering Committee for the program and discussions with our collaboration partners. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure and related revenue recognition. Changes in the expected remaining costs to complete the research and development services for our performance obligations can result in significant changes to the amount of revenue we recognize each period. In general, the uncertainty associated with expected costs to complete the research and development services for our performance obligations decreases as the remaining services near the end of their contractual term. As the research term for both collaboration agreements were near completion as of December 31, 2025, the uncertainty associated with expected costs was limited as of that date.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, respectively, together with the changes in those items in dollars:

	Year ended
	December 31,
	2025	2024	Change

	(in thousands)
Collaboration revenue	$40,374	$80,001	$(39,627)
Operating expenses:
Research and development	134,674	127,368	7,306
General and administrative	37,544	35,920	1,624
Total operating expenses	172,218	163,288	8,930
Other income, net:
Interest income	10,618	18,328	(7,710)
Other income	1,649	622	1,027
Total other income, net	12,267	18,950	(6,683)
Loss before income taxes	(119,577)	(64,337)	(55,240)
Income tax provision	144	665	(521)
Net loss	$(119,721)	$(65,002)	$(54,719)

Collaboration Revenue

Collaboration revenue was $40.4 million and $80.0 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recognized collaboration revenue in connection with the following agreements:

●	$30.5 million under the 2023 Neurocrine Collaboration Agreement;
●	$3.5 million under the 2019 Neurocrine Collaboration Agreement;
●	$5.9 million under the 2023 Novartis Collaboration Agreement; and
●	$0.5 million under other agreements.

During the year ended December 31, 2024, we recognized collaboration revenue in connection with the following agreements:

●	$49.7 million under the 2023 Neurocrine Collaboration Agreement;
●	$15.0 million of collaboration revenue from the execution of the amendment to the 2022 Novartis Option and License Agreement, or the Novartis Amendment;
●	$10.4 million under the 2019 Neurocrine Collaboration Agreement; and
●	$4.9 million under the 2023 Novartis Collaboration Agreement.

Research and Development Expense

Research and development expense increased by $7.3 million from $127.4 million for the year ended December 31, 2024, to $134.7 million for the year ended December 31, 2025. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
	2025	2024	Change

	(in thousands)
Internal research and development	$42,106	$38,422	$3,684
External research and development:
Anti-tau antibody program (VY7523)	20,069	15,647	4,422
SOD1 silencing gene therapy program	2,267	15,818	(13,551)
Tau silencing gene therapy program (VY1706)	19,188	7,455	11,733
Partnered programs	5,495	4,985	510
Other programs and platforms	17,332	14,176	3,156
Facilities and other	28,217	30,865	(2,648)
Total research and development expenses	$134,674	$127,368	$7,306

The increase in research and development expenses for the year ended December 31, 2025, was primarily attributable to the following:

●	approximately $3.7 million for increased internal research and development costs associated with increased employee-related costs, which included $2.4 million associated with employee-related costs from charges associated with the restructurings recognized during June 2025 and December 2025; and

●	approximately $19.8 million for increased external research and development costs related to our anti-tau antibody program, tau silencing gene therapy program, and other programs as we continued to develop our programs; partially offset by
●	a decrease of approximately $13.6 million for external research and development costs for our SOD1 silencing gene therapy program as we are no longer advancing VY9323; and

●	a decrease of approximately $2.6 million for decreased facility and other costs primarily due to an impairment charge on our leased office and laboratory space in Cambridge, Massachusetts, recognized during the second quarter of 2024.

General and Administrative Expense

General and administrative expense increased by $1.6 million from $35.9 million for the year ended December 31, 2024 to $37.5 million for the year ended December 31, 2025. The increase in general and administrative expense was primarily attributable to $0.9 million in increased consulting fees and $1.1 million in employee-related costs primarily associated with the restructurings completed in June 2025 and December 2025, offset by $0.4 million in lower legal fees.

Other Income, Net

Other income, net of approximately $12.3 million was recognized during the year ended December 31, 2025, as compared to $19.0 million during the year ended December 31, 2024. Other income, net decreased during the year ended December 31, 2025, primarily related to interest income as our marketable securities decreased during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

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

	Year ended
	December 31,
	2024	2023	Change

	(in thousands)
Internal research and development	$38,422	$27,860	$10,562
External research and development:
Anti-tau antibody program (VY7523)	15,647	16,923	(1,276)
SOD1 silencing gene therapy program	15,818	6,251	9,567
Tau silencing gene therapy program (VY1706)	7,455	696	6,759
Partnered programs	4,985	7,650	(2,665)
Other programs and platforms	14,176	14,488	(312)
Facilities and other	30,865	18,304	12,561
Total research and development expenses	$127,368	$92,172	$35,196

The increase in research and development expenses for the year ended December 31, 2024, was primarily attributable to the following:

●	approximately $12.6 million for facility and other costs primarily related to our lease for additional laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, which we took occupancy of on February 1, 2024, along with an impairment charge on our leased office and laboratory space in Cambridge, Massachusetts;

●	approximately $12.1 million for external research and development costs related to increased program-related spending; and

●	approximately $10.6 million for increased internal research and development costs associated with higher headcount in research and development functions as compared to the same period in the prior year.

General and Administrative Expense

General and administrative expenses remained consistent for the year ended December 31, 2024, compared to December 31, 2023.

Other Income, Net

Other income, net of approximately $19.0 million was recognized during the year ended December 31, 2024, as compared to $11.7 million during the year ended December 31, 2023. Other income, net during the year ended December 31, 2024, increased primarily related to interest income due to higher interest rates and as our marketable securities increased during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of redeemable convertible preferred stock, public offerings and private placements of our common stock, strategic collaborations and option and license arrangements, including our 2019 Neurocrine Collaboration Agreement, 2023 Neurocrine Collaboration Agreement, 2022 Novartis Agreement, 2023 Novartis Collaboration Agreement, Alexion Agreement, and with our prior collaboration agreements.

Cash Flows

The following table provides information regarding our cash flows:

	Year ended
	December 31,
	2025	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(132,467)	$(15,310)	$77,919
Investing activities	125,446	(94,859)	(141,643)
Financing activities	816	114,015	33,645
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,205)	$3,846	$(30,079)

Cash Flows from Operating Activities

Net cash used in operating activities was $132.5 million during the year ended December 31, 2025. The cash used in operating activities for the year ended December 31, 2025, was primarily driven by our net loss for the year ended December 31, 2025, of $119.7 million and a decrease in deferred revenue of $28.8 million due to revenue recognized under the 2019 Neurocrine Agreement, 2023 Neurocrine Collaboration Agreement, and 2023 Novartis Agreement, partially offset by stock-based compensation expense of $14.8 million.

Net cash used in operating activities was $15.3 million during the year ended December 31, 2024. The cash used in operating activities for the year ended December 31, 2024, was primarily driven by our net loss for the year ended December 31, 2024, of $65.0 million and a decrease in deferred revenue of $44.8 million due to revenue recognized under the 2019 Neurocrine Agreement and the 2023 Neurocrine Collaboration Agreement, partially offset by a decrease in accounts receivable of $78.6 million due to the collection of the upfront payment under the 2023 Novartis Agreement, and stock-based compensation expense of $14.8 million.

Net cash provided by operating activities was $77.9 million during the year ended December 31, 2023. The cash provided by operating activities for the year ended December 31, 2023, was primarily driven by our net income for the year ended December 31, 2023, of $132.3 million, stock-based compensation expense of $11.2 million, and an increase in deferred revenue of $9.4 million, partially offset by an increase in accounts receivable of $80.2 million due to the recording of the upfront payment under the 2023 Novartis Agreement.

Cash Flows from Investing Activities

Net cash provided by investing activities was $125.4 million during the year ended December 31, 2025. The cash provided by investing activities for the year ended December 31, 2025, was primarily due to $262.0 million in proceeds from maturities and sales of marketable securities, partially offset by $133.9 million in purchases of marketable securities and $2.6 million in purchases of property and equipment.

Net cash used in investing activities was $94.9 million during the year ended December 31, 2024. The cash used in investing activities for the year ended December 31, 2024, was primarily due to $465.7 million for purchases of marketable securities and $3.5 million for purchases of property and equipment, partially offset by $374.3 million from proceeds from maturities and sales of marketable securities.

Net cash used in investing activities was $141.6 million during the year ended December 31, 2023. The cash used in investing activities for the year ended December 31, 2023, was primarily due to $224.0 million for purchases of marketable securities and $3.3 million for purchases of property and equipment, partially offset by $85.6 million from proceeds from maturities and sales of marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.8 million during the year ended December 31, 2025, primarily due to the $0.5 million in proceeds from the purchase of common stock under the employee stock purchase plan.

Net cash provided by financing activities was $114.0 million during the year ended December 31, 2024, primarily due to the $93.5 million in net proceeds from a public offering of common stock and warrants and $19.3 million in connection with the sale of common stock to Novartis in January 2024.

Net cash provided by financing activities was $33.6 million during the year ended December 31, 2023, primarily due to the $31.1 million in proceeds from the sale of common stock in connection with the 2023 Neurocrine Collaboration Agreement along with proceeds from the exercise of stock options, and purchases by our employees of our common stock under our employee stock purchase plan.

Funding Requirements

Our expenses increased during the year ended December 31, 2025, as compared with the prior year as our development programs progressed. We will continue to incur research and development expenses as we conduct clinical trials and seek marketing approval of our product candidates, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur increasing costs associated with operating as a public company, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $201.7 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at December 31, 2025, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2028. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our ongoing Phase 1 clinical trial to evaluate VY7523 and our planned Phase 1 clinical trial to evaluate VY1706;
●	the scope, progress, results, costs, prioritization, and number of our research and development programs;
●	the progress and status of our strategic collaborations and option and license agreements and any similar arrangements we may enter into in the future, including any research and development costs for which we are responsible, future additional obligations that we may be committed to in connection with these agreements, including, for example, if we elect to exercise our rights for any of the three programs for which we retain opt-in rights, and our receipt of any expense reimbursements, future milestone payments and royalties from our collaboration partners or licensors;
●	the extent to which we are obligated to reimburse preclinical development and clinical trial costs, or the achievement of milestones or occurrence of other developments that trigger milestone and royalty payments, under any collaboration or license agreements to which we might become a party, such as the license agreement we entered into with Touchlight IP Limited, or Touchlight, in November 2022, which we refer to as the Touchlight License Agreement, and the research collaboration, option and license agreement we entered into with Transition Bio in June 2025;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaboration, distribution, or other marketing arrangements for our product candidates on favorable terms, if at all;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies, acquire or invest in other businesses, or out-license our product candidates, capsids or other technologies;
●	the costs of advancing our manufacturing capabilities and securing manufacturing arrangements for pre-commercial and commercial production;
●	the level of product sales by us or our collaborators from any product candidates for which we obtain marketing approval in the future;
●	the costs of operating as a public company and maintaining adequate product, clinical trial, and directors’ and officers’ liability insurance coverage; and
●	the costs of establishing or contracting for sales, manufacturing, marketing, distribution, and other commercialization capabilities if we obtain regulatory approvals to market our product candidates.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. We have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form of money market funds and marketable securities and are invested in U.S. Treasury or government obligations and corporate securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are not currently exposed to market risk related to changes in foreign currency exchange rates; however, we may contract with vendors that are located in Asia and Europe in the future and may be subject to fluctuations in foreign currency rates at that time.

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial and accounting officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Voyager Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Voyager Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

March 9, 2026

ITEM 9B.       OTHER INFORMATION

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended December 31, 2025.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.       EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Voyager Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Voyager Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition under the proportional performance method
Description of the Matter

As discussed in Note 9 to the financial statements, the Company recorded collaboration revenue of $31.8 million for the year ended December 31, 2025 under the proportional performance method. The Company recognizes arrangement consideration allocated to certain performance obligations that are satisfied over time using the proportional performance method. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total expected costs.

We identified the Company’s recording of collaboration revenue recognized under the proportional performance method as a critical audit matter because the Company’s proportional performance calculation is a manual process that involves accumulating a large volume of actual costs incurred and various inputs regarding the expected remaining costs to complete the research and development services for each performance obligation. This required an increased level of effort to audit collaboration revenue recognized under the proportional performance method.

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

Our audit procedures included, among others, testing of the completeness and accuracy of the underlying data used to determine the actual costs incurred and the expected remaining costs to complete the research and development services for each performance obligation that is accounted for using the proportional performance method. We performed inquiries of research and development personnel and reviewed the minutes of joint steering committee meetings to corroborate the Company’s inputs of expected remaining costs and to assess the reasonableness of the proportional performance calculation. We also performed a retrospective review to assess the Company’s historical expectations of the remaining costs to complete the research and development services and a sensitivity analysis to evaluate the materiality of reasonable changes in the Company’s inputs about expected remaining costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 9, 2026

Voyager Therapeutics, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,300	$71,367
Marketable securities	131,147	195,317
Accounts receivable	1,761	1,504
Related party collaboration receivable	151	676
Prepaid expenses and other current assets	4,328	7,945
Total current assets	202,687	276,809
Property and equipment, net	13,136	14,314
Restricted cash	2,736	2,874
Marketable securities	5,244	65,704
Operating lease right-of-use assets	28,478	33,349
Total assets	$252,281	$393,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,013	$3,996
Accrued expenses	12,098	14,171
Operating lease liabilities	7,840	7,227
Deferred revenue	1,590	24,394
Total current liabilities	26,541	49,788
Operating lease liabilities, net of current portion	28,659	36,499
Deferred revenue, net of current portion	—	6,003
Other non-current liabilities	1,000	1,000
Total liabilities	56,200	93,290
Commitments, contingencies, and other liabilities (see note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value: 120,000,000 shares authorized; 59,047,860 and 54,731,316 shares issued and outstanding at December 31, 2025 and 2024, respectively	59	55
Additional paid-in capital	641,895	626,296
Accumulated other comprehensive income (loss)	32	(407)
Accumulated deficit	(445,905)	(326,184)
Total stockholders’ equity	196,081	299,760
Total liabilities and stockholders’ equity	$252,281	$393,050

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except share and per share data)

	Year ended
	December 31,
	2025	2024	2023
Collaboration revenue	$40,374	$80,001	$250,008
Operating expenses:
Research and development	134,674	127,368	92,172
General and administrative	37,544	35,920	35,822
Total operating expenses	172,218	163,288	127,994
Operating (loss) income	(131,844)	(83,287)	122,014
Other income, net:
Interest income	10,618	18,328	11,721
Other income	1,649	622	3
Total other income, net	12,267	18,950	11,724
(Loss) income before income taxes	(119,577)	(64,337)	133,738
Income tax provision	144	665	1,408
Net (loss) income	$(119,721)	$(65,002)	$132,330
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale-securities	439	(359)	171
Total other comprehensive income (loss)	439	(359)	171
Comprehensive income (loss)	$(119,282)	$(65,361)	$132,501

Net (loss) income per share, basic	$(2.04)	$(1.13)	$3.08
Net (loss) income per share, diluted	$(2.04)	$(1.13)	$2.97

Weighted-average common shares outstanding, basic	58,691,136	57,667,543	43,020,747
Weighted-average common shares outstanding, diluted	58,691,136	57,667,543	44,569,334

The accompanying notes are an integral part of these consolidated financial statements.

Voyager Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	38,613,891	$38	$452,713	$(219)	$(393,512)	$59,020
Exercises of vested stock options	385,655	1	1,851	—	—	1,852
Vesting of restricted stock units	531,560	—	—	—	—	—
Issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	4,395,588	5	31,116	—	—	31,121
Issuance of common stock under ESPP	111,639	—	959	—	—	959
Stock-based compensation expense	—	—	10,867	—	—	10,867
Unrealized gain on available-for-sale securities, net of tax	—	—	—	171	—	171
Net income	—	—	—	—	132,330	132,330
Balance at December 31, 2023	44,038,333	$44	$497,506	$(48)	$(261,182)	$236,320
Exercises of vested stock options	106,831	—	388	—	—	388
Vesting of restricted stock units	515,303	1	—	—	—	1
Issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	2,145,002	2	19,303	—	—	19,305
Issuance of common stock and pre-funded warrants in connection with underwritten public offering	7,777,778	8	93,465	—	—	93,473
Issuance of common stock under ESPP	148,069	—	1,172	—	—	1,172
Stock-based compensation expense	—	—	14,462	—	—	14,462
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(359)	—	(359)
Net loss	—	—	—	—	(65,002)	(65,002)
Balance at December 31, 2024	54,731,316	$55	$626,296	$(407)	$(326,184)	$299,760
Exercises of vested stock options	91,489	1	266	—	—	267
Vesting of restricted stock units	691,107	—	—	—	—	—
Issuance of common stock under ESPP	201,404	—	549	—	—	549
Issuance of common stock from the exercise of pre-funded warrants	3,332,544	3	(3)	—	—	—
Stock-based compensation expense	—	—	14,787	—	—	14,787
Unrealized gain on available-for-sale securities, net of tax	—	—	—	439	—	439
Net loss	—	—	—	—	(119,721)	(119,721)
Balance at December 31, 2025	59,047,860	$59	$641,895	$32	$(445,905)	$196,081

The accompanying notes are an integral part of these consolidated financial statements

Voyager Therapeutics, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year ended
	December 31,
	2025	2024	2023
Cash flow from operating activities
Net (loss) income	$(119,721)	$(65,002)	$132,330
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	14,787	14,785	11,153
Depreciation	4,060	4,731	4,441
Impairment charge on leased facility	—	2,776	—
Amortization of premiums and discounts on marketable securities	(2,973)	(7,969)	(3,626)
Loss on disposal of fixed assets	141	510	178
Non-cash lease expense	4,871	4,597	1,975
Changes in operating assets and liabilities:
Accounts receivable	(257)	78,646	(80,150)
Related party collaboration receivable	525	2,665	(3,084)
Prepaid expenses and other assets	3,617	(2,627)	76
Accounts payable	1,017	2,392	(962)
Accrued expenses	(2,500)	(2,652)	9,007
Operating lease liabilities	(7,227)	(3,320)	(2,833)
Deferred revenue	(28,807)	(44,842)	9,414
Net cash (used in) provided by operating activities	(132,467)	(15,310)	77,919
Cash flow from investing activities
Purchases of property and equipment	(2,596)	(3,521)	(3,256)
Purchases of marketable securities	(133,929)	(465,685)	(223,968)
Proceeds from sales and maturities of marketable securities	261,971	374,347	85,581
Net cash provided by (used in) investing activities	125,446	(94,859)	(141,643)
Cash flow from financing activities
Proceeds from the exercise of stock options	267	388	1,852
Proceeds from the issuance of common stock and pre-funded warrants in connection with the underwritten public offering	—	93,473	—
Proceeds from the issuance of common stock in connection with the 2023 Novartis Stock Purchase Agreement	—	19,305	—
Proceeds from the issuance of common stock in connection with the 2023 Neurocrine Collaboration Agreement	—	—	31,121
Proceeds from the purchase of common stock under ESPP	549	849	672
Net cash provided by financing activities	816	114,015	33,645
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,205)	3,846	(30,079)
Cash, cash equivalents, and restricted cash beginning of period	74,241	70,395	100,474
Cash, cash equivalents, and restricted cash end of period	$68,036	$74,241	$70,395
Supplemental disclosure of cash and non-cash activities
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$26,751	$—
Capital expenditures incurred but not yet paid	$(427)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VOYAGER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Its pipeline includes programs for Alzheimer’s disease (“AD”); Friedreich’s ataxia (“FA”); Parkinson’s disease (“PD”); and multiple other diseases of the central nervous system (“CNS”). Its pipeline includes programs it wholly owns and programs which it is advancing with licensees and collaborators including Alexion, AstraZeneca Rare Disease, or Alexion; Novartis Pharma AG, or Novartis; and Neurocrine Biosciences, Inc., or Neurocrine.

Many of its programs are derived from the Company’s TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus (“AAV”) capsid discovery platform, which it has used to generate novel capsids (“TRACER Capsids”) and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous (“IV”) dosing. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier (“BBB”) and enhanced CNS tropism in multiple species, including non-human primates. The Company is also developing a second non-viral therapeutics platform focused on non-viral receptor-mediated transport across the BBB, the Voyager NeuroShuttleTM platform.

Despite reporting net income for the year ended December 31, 2023, the Company has a history of incurring significant losses. As of December 31, 2025, the Company had an accumulated deficit of $445.9 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior and current collaborations and license agreements.

As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $201.7 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at December 31, 2025 to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these consolidated financial statements.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

If any adjustment to fair value reflects a decline in value of the investment, the Company uses a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including available-for-sale debt securities. No credit losses have been recognized.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive (loss) income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statement of operations and comprehensive (loss) income. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Cash equivalents and marketable securities as of December 31, 2025 and 2024 consist of the following:

			Unrealized Losses
	Amortized	Unrealized	Less than	Greater than	Fair
	Cost	Gains	12 months	12 months	Value

	(in thousands)
As of December 31, 2025
Cash equivalents:
Money market funds	$51,161	$—	$—	$—	$51,161
Commercial paper	3,477	—	—	—	3,477
Marketable securities:
U.S. Treasury notes	72,665	141	(1)	—	72,805
U.S. Government agency securities	15,376	18	—	(7)	15,387
Corporate bonds	44,251	19	(10)	—	44,260
Commercial paper	3,939	—	—	—	3,939
Total cash equivalents and marketable securities	$190,869	$178	$(11)	$(7)	$191,029
As of December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	—	—	—	$59,658
Marketable securities:
U.S. Treasury notes	125,996	32	(45)	(200)	125,783
U.S. Government agency securities	27,552	6	(5)	(35)	27,518
Certificates of deposit	4,280	6	—	—	4,286
Corporate bonds	95,016	18	(58)	—	94,976
Commercial paper	8,456	2	—	—	8,458
Total cash equivalents and marketable securities	$320,958	$64	$(108)	$(235)	$320,679

All of the Company’s marketable securities at December 31, 2025 and 2024 have a contractual maturity of two years or less.

As of December 31, 2025, the Company held 20 marketable securities that were in an unrealized loss position, representing $26.6 million in fair value. As of December 31, 2024, the Company held 97 marketable securities that were in an unrealized loss position, representing $156.3 million in fair value. The unrealized losses at December 31, 2025, and December 31, 2024, were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities, and it is not likely that it will be required to sell them before recovery of their amortized cost basis.

Restricted Cash

As of December 31, 2025 and 2024, the Company maintained restricted cash totaling approximately $2.7 million and $2.9 million, respectively, held in the form of money market accounts as collateral for the Company’s facility lease obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	As of December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$65,300	$71,367
Restricted cash	2,736	2,874
Total cash, cash equivalents, and restricted cash	$68,036	$74,241

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. During the year ended December 31, 2024, the Company recorded an impairment loss of $2.8 million as a result of the carrying value of the leased office and laboratory space asset group in Cambridge, Massachusetts exceeding the undiscounted cash flows projected from a planned sublease of the facility. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 and 2023.

Revenue Recognition

The Company enters into license, option, and collaboration agreements which are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), under which the Company licenses or provides options to license certain of the Company’s product candidates and, in certain cases, performs research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; option exercise fees; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

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

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and regulatory milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

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

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to satisfy the performance obligation. Additionally, in determining the standalone selling price for material rights, the Company utilizes comparable transactions, clinical trial success probabilities, and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

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

Upfront payments and fees are recorded as contract liabilities within deferred revenue on the consolidated balance sheets until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. A portion of revenue recognized from the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement relate to performance obligations pursuant to which revenue is recognized using a proportional performance model. Revenue is recognized using input-based measurements, which involves the measurement of progress toward each performance obligation based on the actual costs incurred compared to total expected costs. The Company estimates the expected remaining costs to complete the research and development services for each performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure and related revenue recognition. In general, the uncertainty associated with expected costs to complete the research and development services decreases as the remaining services near the end of their contractual term.

Research and Development

Research and development costs are charged to expense as incurred. The costs include employee compensation costs, external research, consultant costs, sponsored research, license fees, process development and facilities costs. Facilities costs primarily include the allocation of rent, utilities and depreciation.

Leases

The Company determines if an arrangement is or contains a lease at inception under ASC Topic 842 Leases. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company's operating leases are recognized on its consolidated balance sheets as operating lease right-of-use asset and operating lease liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease prepayments or deferred lease payments and are reduced by lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Non-lease components as it pertains to the Company's leased premises generally refer to common area maintenance charges related to the premises.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates may be required in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company bases the estimate of expected volatility on the historical volatility of its common stock. The historical volatility is calculated based on the Company’s historical volatility over a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for stock options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025, the Company does not have any significant uncertain tax positions.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains or losses on marketable securities.

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Pre-funded warrants are included within the weighted-average number of shares of common stock outstanding during the period given their nominal exercise price. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods.

For purposes of the diluted net (loss) income per share calculation, unvested restricted common stock and outstanding stock options are considered to be potentially dilutive securities. Unvested restricted common stock and outstanding stock options were excluded from the calculation of diluted net loss per share in the years ended December 31, 2025 and 2024, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the years ended December 31, 2025 and 2024. Certain unvested restricted common stock and outstanding options were also excluded from the calculation of diluted net income per share in the year ended December 31, 2023, because their effect would be anti-dilutive.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive:

	As of December 31,
	2025	2024	2023
Unvested restricted common stock awards	—	—	22,500
Unvested restricted common stock units	2,296,920	1,649,943	1,370,897
Outstanding stock options	9,613,881	8,800,464	7,425,444
Total	11,910,801	10,450,407	8,818,841

Basic net (loss) income and diluted weighted-average shares outstanding are as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except share data)
Numerator:
Net (loss) income	$(119,721)	$(65,002)	$132,330
Denominator for basic net (loss) income per share:
Weighted average shares outstanding-basic	58,691,136	57,667,543	43,020,747
Denominator for diluted net (loss) income per share:
Weighted average shares outstanding	58,691,136	57,667,543	43,020,747
Common stock options and restricted stock units	—	—	1,548,587
Weighted average shares outstanding-diluted	58,691,136	57,667,543	44,569,334

Concentrations of Credit Risk and Significant Suppliers

The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash, cash equivalents and marketable securities are held in accounts at financial institutions that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

During the years ended December 31, 2025, 2024 and 2023, the Company generated all of its revenue from its collaborative research and license agreements. As of December 31, 2025 and 2024, accounts receivable consisted of amounts due from the Company’s principal collaborators. For more information, refer to Note 9, Significant Agreements.

The Company is dependent on third-party manufacturers to supply certain products for research and development activities in its programs. In particular, the Company relies on a sole manufacturer to supply it with specific vectors related to the Company’s research and development programs.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2024, and is applicable to the Company in fiscal year 2025. The Company retrospectively adopted ASU 2023-09 within its consolidated financial statements for all periods presented and has included the applicable disclosures within Note 14, Income Taxes.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” ASU 2025-07 excludes from the scope of Topic 815, Derivatives and Hedging, certain contracts that are not traded on an exchange that include underlyings based on the operations or activities of one of the parties to the contract. The guidance also clarifies that an entity receiving share-based noncash consideration from a customer for the transfer of goods or services in a revenue contract is required to apply the noncash consideration guidance in Topic 606, Revenue from Contracts with Customers, unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under Topic 606. Effective January 1, 2025, the Company early adopted ASU 2025-07 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncement not yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, for all public entities. Early adoption is permitted. Management is currently evaluating the impact of this update on the Company’s financial statements.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, and 2024 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
December 31, 2025
Cash equivalents:
Money market funds	$51,161	$51,161	$—	$—
Commercial paper	3,477	—	3,477	—
Marketable securities:
U.S. Treasury notes	72,805	72,805	—	—
U.S. Government agency securities	15,387	15,387	—	—
Corporate bonds	44,260	—	44,260	—
Commercial paper	3,939	—	3,939	—
Total cash equivalents and marketable securities	$191,029	$139,353	$51,676	$—
December 31, 2024
Money market funds included in cash and cash equivalents	$59,658	$59,658	$—	$—
Marketable securities:
U.S. Treasury notes	125,783	125,783	—	—
U.S. Government agency securities	27,518	27,518	—	—
Certificates of deposit	4,286	—	4,286	—
Corporate bonds	94,976	—	94,976	—
Commercial paper	8,458	—	8,458	—
Total cash equivalents and marketable securities	$320,679	$212,959	$107,720	$—

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

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2025	2024

	(in thousands)
Other current assets	$2,277	$2,874
Prepaid insurance	325	428
Prepaid research and development contracts	723	2,332
Accrued interest receivable	1,003	2,311
Total	$4,328	$7,945

5. Property and equipment, net

Property and equipment, net consists of the following:

	As of December 31,
	2025	2024

	(in thousands)
Laboratory equipment	$20,915	$20,339
Leasehold improvements	6,850	6,487
Furniture and office equipment	2,439	2,334
Other	2,083	1,112
Total property and equipment	32,287	30,272
Less: accumulated depreciation	(19,151)	(15,958)
Property and equipment, net	$13,136	$14,314

The Company recorded $4.1 million, $4.7 million, and $4.4 million in depreciation expense during the years ended December 31, 2025, 2024, and 2023, respectively.

6. Accrued expenses

Accrued expenses consist of the following:

	As of December 31,
	2025	2024

	(in thousands)
Employee compensation costs	$9,091	$6,752
Research and development costs	2,069	5,246
Accrued other	549	1,201
Professional services	389	972
Total	$12,098	$14,171

During the year ended December 31, 2025, the Company recognized $4.3 million in severance costs related to restructurings in June 2025 and December 2025. Of this amount, $1.9 million is accrued as of December 31, 2025 and included within “employee compensation costs” above.

7. Lease obligation

Operating Leases

As of December 31, 2025, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts through January 31, 2031, and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

In August 2023, the Company entered into a first amendment (the “First Amendment”) to its existing lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts, pursuant to which the Company agreed to lease approximately 61,307 square feet of additional office and laboratory space. The commencement date for the First Amendment occurred on February 1, 2024. The expected contractual obligation under the First Amendment to the Company’s existing lease is approximately $35.4 million, to be paid over the 7-year term of the lease.

The Company’s lease agreements require the Company to maintain a cash deposit or irrevocable letter of credit in the aggregate amount of $2.7 million payable to its landlords as security for the performance of its obligations under the leases. These amounts are recorded as restricted cash in the accompanying consolidated balance sheets.

In June 2024, the Company vacated its leased office and laboratory space in Cambridge, Massachusetts. The Company recorded an impairment charge of $2.8 million to operating expenses during the second quarter of 2024 as a result of the carrying value of the leased office and laboratory space asset group exceeding the undiscounted cash flows projected from a planned sublease of the facility. The impairment charge reduced the carrying value of the leased office and laboratory space asset group by $2.8 million. In August 2024, the Company executed the sublease of the Cambridge Facility (the “Sublease Agreement”). Payments received under the Sublease Agreement are included in other income in the consolidated statements of operations and comprehensive (loss) income.

Total lease cost for operating leases of approximately $7.5 million, $10.0 million, and $3.6 million was incurred during the years ended December 31, 2025, 2024, and 2023, respectively. This includes $2.8 million in impairment charges recognized during the year ended December 31, 2024. As of December 31, 2025, the weighted average remaining lease term was 3.7 years, and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.5%. As of December 31, 2024, the weighted average remaining lease term was 4.7 years, and the weighted average incremental borrowing rate used to determine the operating lease liability was 6.8%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the years ended December 31, 2025, 2024, and 2023:

	Years ended
	December 31,
	2025	2024	2023

	(in thousands)
Operating sublease income	$1,212	$601	$—

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
2026	$9,983
2027	7,763
2028	7,996
2029	8,235
2030	8,483
Thereafter	227
Total future minimum lease payments	$42,687
Less: imputed interest	(6,188)
Total operating lease liabilities	$36,499
Reported as:
Operating lease liabilities	$7,840
Operating lease liabilities, net of current portion	28,659
Total operating lease liabilities	$36,499

8. Commitments, contingencies, and other liabilities

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provided up to $4.0 million in funding to the Company upon the achievement of clinical and development milestones. The agreement as amended in 2022 provides that the Company is obligated to repay amounts received under certain circumstances, including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability in the consolidated balance sheet.

In November 2022, the Company and Touchlight IP Limited (“Touchlight”) entered into a license agreement (the “Touchlight License Agreement”) to authorize historical use by the Company of a certain DNA preparation process ( the “Subject DNA Preparation Process”), and to authorize the prospective exploitation of TRACER Capsids created with the use of the Subject DNA Preparation Process. The terms of the Touchlight License Agreement include future milestone payments and low single-digit royalties payable to Touchlight by the Company if the Company or its program collaborators or licensees choose to utilize in a therapeutic product certain TRACER Capsids that were created with the historical use of the Subject DNA Preparation Process. Additionally, the Company is obligated to pay low single-digit royalties to Touchlight on future payments it receives in connection with licensing of certain TRACER Capsids that were created with the historical use of the Subject DNA Preparation Process, excluding the licensing of or collaboration on any of the Company’s therapeutic programs.

In June 2025, the Company and Transition Bio, Inc. (“Transition Bio”) entered into a license agreement (the “Transition Bio License Agreement”) under which Transition Bio is responsible for the discovery and optimization of small molecules targeting TDP-43 until nomination of a development candidate, upon which the Company will have an option to license the worldwide exclusive rights to develop and commercialize the program. The Transition Bio License Agreement contains a termination for convenience clause, which allows for either party to terminate the arrangement for any reason or no reason upon sixty days’ prior written notice. The Transition Bio License Agreement superseded a prior agreement between the Company and Transition Bio dated December 24, 2024. In the event that the Company terminates the Transition Bio License Agreement due to a change in control, the Company is obligated to pay Transition Bio up to $2.0 million in termination fees.

In connection with a prior agreement between the parties, the Company paid Transition Bio a low single-digit million dollar upfront payment, which was expensed as research and development expense in the year ended December 31, 2024. Additionally, during the fourth quarter of 2025, the Company paid Transition Bio a low single-digit million dollar payment for the achievement of a research milestone, which was also expensed as research and development expense during the year ended December 31, 2025. The terms of the Transition Bio License Agreement include future payments based on potential research, development, commercial and net sales milestones. Additionally, the Company is obligated to pay high single-digit to low double-digit royalties to Transition Bio on net sales during the royalty term of up to ten years.

Litigation

The Company was not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2025, or 2024.

9. Significant Agreements

2023 Novartis Collaboration Agreement

In December 2023, the Company entered into a License and Collaboration Agreement (the “2023 Novartis Collaboration Agreement”) with Novartis to (a) provide rights to Novartis with respect to certain TRACER Capsids for use in the research, development, and commercialization by Novartis of AAV gene therapy products and product candidates, comprising such TRACER Capsids and payloads intended for the treatment of spinal muscular atrophy (the “Novartis SMA Program”) and (b) collaborate to develop AAV gene therapy products and product candidates intended for the treatment of Huntington’s disease (the “Novartis HD Program”), in each case, leveraging TRACER Capsids and other intellectual property controlled by the Company.

Novartis SMA Program and Novartis HD Program Licenses

Under the terms of the 2023 Novartis Collaboration Agreement, the Company granted Novartis and its affiliates:

●	a non-exclusive, non-transferable, non-sublicensable (except in limited circumstances for contractors), worldwide, royalty-free right and license under any patents or know-how controlled by the Company and related to the TRACER Capsids to evaluate the same for use in the development of a product or product candidate under the Novartis SMA Program (a “Novartis SMA Program Product”) comprising such a TRACER Capsid and a payload selected by Novartis during a three-year period beginning in December 2023;
●	an exclusive (even as to the Company), sublicensable, non-transferable, worldwide, royalty-bearing right and license under any patents or know-how controlled by the Company and relating to the selected TRACER Capsids to exploit the same as incorporated into a Novartis SMA Program Product for all human and veterinary diagnostic, prophylactic and therapeutic uses during the 2023 Novartis Collaboration Term (as defined below); and
●	an exclusive (even as to the Company), non-transferable, sublicensable, worldwide, royalty-bearing right and license under any patents and know-how controlled by the Company and relating to the development of a product or product candidate under the Novartis HD Program (a “Novartis HD Program Product”) to exploit the same for all human and veterinary diagnostic, prophylactic and therapeutic uses during the 2023 Novartis Collaboration Term.

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

Accounting Analysis

The Company determined the 2023 Novartis Collaboration Agreement represents a contract with a customer under ASC 606. As discussed below, the 2023 Novartis Collaboration Agreement did not modify the scope or price of the 2022 Novartis Option and License Agreement. Accordingly, the Company determined that the 2023 Novartis Collaboration Agreement should be accounted for separately. The 2023 Novartis Collaboration Agreement includes the following performance obligations: (i) the development and commercialization license for the Novartis SMA Program, (ii) the development and commercialization license for the Novartis HD Program; and (iii) the research and development services for the Novartis HD Program (“Novartis HD Research Services”). The development and commercialization licenses for the Novartis HD Program and Novartis SMA Program are each distinct, as Novartis can benefit from such licenses on their own or from other resources commonly available in the industry given the stage of development of the product candidates subject to the licenses. Similarly, the research and development services for the Novartis HD Program provide a distinct benefit to Novartis within the context of the contract, separate from the licenses.

The transaction consideration allocated to the performance obligations within the 2023 Novartis Collaboration Agreement includes fixed consideration of $80.0 million, and variable consideration, which is comprised of an estimated $24.2 million of cost reimbursements for Novartis HD Research Services, up to $425.0 million of potential development milestone payments, up to $775.0 million of potential sales milestone payment, and sales-based royalties. The consideration related to the Novartis HD Research Services, becomes due and payable on a quarterly basis as the services are being performed.

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

The Company recognized the $80.0 million fixed transaction price allocated to the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program, as collaboration revenue upon delivery of the development and commercialization licenses to Novartis in December 2023 and such amount was collected in January 2024. The issuance of the Novartis Shares to Novartis pursuant to the 2023 Novartis Stock Purchase Agreement in January 2024 resulted in a premium of $0.7 million. The premium was allocated to the development and commercialization licenses for the Novartis HD Program and Novartis SMA Program and was recognized as collaboration revenue during the first quarter of 2024, upon the issuance of the Novartis Shares under the 2023 Novartis Stock Purchase Agreement. The Novartis HD Research Services commenced in the first quarter of 2024.

During the year ended December 31, 2025, the Company recognized $5.9 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the Novartis HD Program. Additionally, as of December 31, 2025, there was $1.8 million of accounts receivable related to reimbursable costs expected to be received from Novartis for research and development services performed.

During the year ended December 31, 2024, the Company recognized $4.2 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable for the Novartis HD Program. Additionally, as of December 31, 2024, there was $1.5 million of accounts receivable related to reimbursable costs expected to be received from Novartis for research and development services performed.

During the year ended December 31, 2023, the Company recognized $80.0 million of collaboration revenue related to the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program.

The Company incurred approximately $1.9 million of business development costs related to the 2023 Novartis Collaboration Agreement, which were payable only upon the execution of the agreement and therefore are considered incremental costs of obtaining a contract with a customer. Given the substantial value associated with the development and commercialization licenses for the Novartis SMA Program and Novartis HD Program that were delivered in December 2023, the Company recognized the $1.9 million of costs in general and administrative expenses during the year ended December 31, 2023.

2022 Novartis Option and License Agreement

Summary of Agreement

On March 4, 2022, the Company entered into an option and license agreement with Novartis (the “2022 Novartis Agreement”). Pursuant to the 2022 Novartis Agreement, the Company granted Novartis options (the “Novartis License Options”) to license TRACER Capsids (the “Novartis Licensed Capsids”) for exclusive use in programs targeting three specified genes (the “Initial Novartis Targets”), to develop and commercialize AAV gene therapy candidates comprised of Novartis Licensed Capsids and payloads directed to such targets (the “Novartis Initial Licensed Products”). Effective as of March 1, 2023, Novartis exercised its Novartis License Options to license TRACER Capsids for use in gene therapy programs against two undisclosed programs targeting specified genes. Upon Novartis’ exercise of the two Novartis License Options for Initial Novartis Targets, the Company granted Novartis a target-exclusive, worldwide license, with the right to sublicense, under certain of the Company’s intellectual property, the rights to develop and commercialize the applicable Novartis Licensed Capsid as incorporated into Novartis Initial Licensed Products. The Company also agreed to provide certain additional know-how to enable Novartis to exploit the Novartis Licensed Capsid and a payload directed to the applicable Initial Novartis Target for use in a Novartis Initial Licensed Product. Novartis elected not to license a capsid for one Initial Novartis Target prior to the expiration of the applicable Novartis License Option. As a result, the non-exclusive research license that the Company granted to Novartis in connection with this third Initial Novartis Target terminated, and all capsid rights with respect to that Initial Novartis Target returned to the Company.

On September 3, 2024, the Company entered into an amendment (the “Novartis Amendment”) to the 2022 Novartis Agreement. Pursuant to the Novartis Amendment, the Company agreed to amend the 2022 Novartis Agreement to incorporate the grant to Novartis of a direct license (the “Novartis Direct License”) to a TRACER Capsid (the “Novartis Direct Licensed Capsid”) for exclusive use with a certain gene (the “Novartis Direct License Target”) to develop and commercialize the Novartis Direct Licensed Capsid as incorporated into AAV gene therapy candidates comprised of the Novartis Direct Licensed Capsid and a payload directed to the Novartis Direct License Target (“Novartis Direct Licensed Products”). The two Initial Novartis Targets for which Novartis has exercised its Novartis License Options and the Novartis Direct License Target collectively are the “Novartis Licensed Targets,” and the Novartis Initial Licensed Products and Novartis Direct Licensed Products collectively are “Novartis Licensed Products”.

In October 2025, Novartis notified the Company of its partial termination of the 2022 Novartis Agreement with respect to (a) one Initial Target and (b) the Direct License Target, in each case effective February 1, 2026 (the “Effective Partial Termination Date”) and as such terms are defined in the 2022 Novartis Agreement. The 2022 Novartis Agreement remains in full force and effect for the remaining program thereunder. Upon the Effective Partial Termination Date, the licenses the Company has granted to Novartis with respect to the undisclosed Initial Target and the undisclosed Direct License Target expired, and all intellectual property rights that the Company licensed to Novartis with respect to such programs reverted to the Company in accordance with the 2022 Novartis Agreement. As of the Effective Partial Termination Date, the Company is no longer be eligible to receive milestone payments or royalties in association with the terminated programs.

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

The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the first Novartis Initial Licensed Product for each Initial Novartis Target for which a Novartis License Option has been exercised to achieve the corresponding milestone. Following the partial termination of the 2022 Novartis Option and License Agreement by Novartis in October 2025, the 2022 Novartis Option and License Agreement remains active with respect to one gene therapy program for one Initial Novartis Target. The Company is eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Initial Licensed Product directed to the Initial Novartis Target and (b) tiered, escalating royalties in the mid- to high-single-digit percentages based on annual net sales of each Novartis Initial Licensed Product directed to the Initial Novartis Target.

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

The Company allocated the transaction price to the three material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each Novartis License Option on a standalone basis. The Company reached this conclusion after considering (i) the downstream economics including option fees, milestones and royalties related to each Novartis License Option being identical and (ii)

comparable market data. Based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations is $18.0 million for each material right. The amount allocated to each material right was recorded as deferred revenue and recognized as revenue during the year ended December 31, 2023.

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

The Company is eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $125.0 million for the Initial Novartis Target. The Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Novartis Initial Licensed Product directed to the Initial Novartis Target and (b) tiered, escalating royalties in the mid- to high-single-digit percentages based on annual net sales of each Novartis Initial Licensed Product directed to the Initial Novartis Target.

The termination in October 2025 has no impact on the transaction price of the 2022 Novartis Agreement as all variable consideration under the 2022 Novartis Agreement was previously constrained.

The Company did not recognize any revenue under the 2022 Novartis Agreement during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $15.0 million of collaboration revenue related to the Novartis Amendment from the one-time fee received in October 2024 discussed above.

During the year ended December 31, 2023, the Company recognized $79.0 million in collaboration revenue related to the 2022 Novartis Agreement. Of this $79.0 million, $54.0 million is attributable to material rights discussed above. The remaining $25.0 million represents the option exercise fee, which was received by the Company during the second quarter of 2023.

2023 Neurocrine Collaboration Agreement

Summary of Agreement

In January 2023, the Company entered into a collaboration and license agreement with Neurocrine (the “2023 Neurocrine Collaboration Agreement”) for the research, development, manufacture and commercialization of gene therapy products designed to address PD and glucosylceramidase beta 1-mediated diseases (the “GBA1 Program”), and three new programs focused on the research, development, manufacture and commercialization of gene therapies designed to address CNS diseases or conditions associated with rare genetic targets (the “2023 Discovery Programs” and, collectively with the GBA1 Program, the “2023 Neurocrine Programs”). The 2023 Neurocrine Collaboration Agreement became effective on February 21, 2023 (the “Neurocrine Effective Date”).

Collaboration and License

Under the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to collaborate on the conduct of the 2023 Neurocrine Programs. Subject to the rights retained by the Company under the 2023 Neurocrine Collaboration Agreement, the Company granted to Neurocrine, as of the Neurocrine Effective Date, an exclusive, royalty-bearing, sublicensable, worldwide license, under certain of the Company’s intellectual property rights, to research, develop, manufacture and commercialize gene therapy products (the “2023 Collaboration Products”), arising under the 2023 Neurocrine Programs.

Pursuant to mutually-agreed development plans, during the period beginning on the Neurocrine Effective Date and ending on the third anniversary of the Neurocrine Effective Date (the “2023 Discovery Period”), and as overseen by the Joint Steering Committee for the ongoing collaboration with Neurocrine, the Company was responsible for identifying capsids meeting target criteria, producing development candidates, and conducting other pre-clinical activities regarding the 2023 Collaboration Products. The 2023 Discovery Period expired on February 21, 2026. With the exception of one preclinical study where the Company agreed to share costs, Neurocrine has agreed to be responsible for all costs the Company incurs in conducting pre-clinical development activities for each 2023 Neurocrine Program, in accordance with JSC agreed upon workplans and budgets. If the Company breaches its responsibilities during this time or, in certain circumstances, upon a change of control, Neurocrine has the right, but not the obligation, to assume the conduct of the Company’s activities under such 2023 Neurocrine Program.

The Company has been granted the option (“2023 Co-Co Option”) to co-develop and co-commercialize 2023 Collaboration Products in the GBA1 Program in the United States upon the occurrence of a specified event (“2023 Co-Co Trigger Event”). Should the Company elect to exercise its 2023 Co-Co Option, the Company and Neurocrine agree to enter into a cost and profit-sharing arrangement (a “2023 Co-Co Agreement”), whereby the Company and Neurocrine agree to jointly develop and commercialize 2023 Collaboration Products in the GBA1 Program (“2023 Co-Co Products”) in the United States and share equally in the GBA1 Program’s costs, profits and losses in the United States, with each party entitled to or responsible for 50% of profits and losses with respect to each 2023 Co-Co Product in the United States, subject to specified exceptions. The parties have agreed that the 2023 Co-Co Agreement will provide the Company the right to terminate the 2023 Co-Co Agreement for any reason upon prior written notice to Neurocrine and provide Neurocrine the right to terminate or amend the 2023 Co-Co Agreement upon a change of control under certain circumstances. In the event the Company exercises its 2023 Co-Co Option, the parties have also agreed that Neurocrine is entitled to receive (in addition to its 50% share of profits) 50% of the Company’s share of profits until the Company’s obligation to repay 50% of all development costs incurred by Neurocrine in connection with the GBA1 Program prior to such exercise have been paid off. The 2023 Co-Co Trigger Event is the date on which the Company receives topline data from the first clinical trial for a product candidate being developed for PD pursuant to the GBA1 Program or if none, then another indication under the GBA1 Program.

Candidate Selection

Either party may notify the JSC of any gene therapy product candidate that includes a Company capsid and a payload that is being developed under a 2023 Neurocrine Program (a “Collaboration Candidate”), that it desires to nominate as a development candidate. In such event, the JSC shall determine whether such nominated Collaboration Candidate meets certain development criteria. There will be a maximum of four potential development candidates for which development is being performed under any 2023 Neurocrine Program at any given time during the 2023 Discovery Period, which expired in February 2026. If a Collaboration Candidate fails to meet criteria established by the JSC and is removed from consideration to become a development candidate or is named a development candidate, then a new Collaboration Candidate may be nominated to be a potential development candidate to replace the Collaboration Candidate that has failed or succeeded such that not more than four potential development candidates per program are under consideration at any one time during the 2023 Discovery Period.

Manufacturing

The parties have agreed that the applicable development plans shall specify the allocation between the Company and Neurocrine of responsibilities for the manufacturing of Collaboration Candidates associated with the applicable 2023 Neurocrine Program during the 2023 Discovery Period. In accordance with the 2023 Collaboration Agreement, the parties have also agreed that, if the Company conducts any portion of the manufacturing of a Collaboration Candidate, the applicable development plan shall include an obligation for the Company to assist with the technology transfer of such manufacturing responsibilities to Neurocrine or a third-party contract manufacturing organization, as reasonably requested by Neurocrine, on terms to be mutually-agreed by the Company and Neurocrine. Following the end of the 2023 Discovery Period, which expired in February 2026, Neurocrine shall be responsible for the manufacturing of all Collaboration Candidates and products.

Financial Terms

Under the terms of the 2023 Neurocrine Collaboration Agreement, Neurocrine paid the Company an upfront payment of approximately $136.0 million and approximately $39.0 million for the purchase of 4,395,588 shares of common stock of the Company at a price of $8.88 per share in February 2023. The 2023 Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to the Company for 2023 Collaboration Products under (a) the GBA1 Program of up to $985.0 million; and (b) each of the three 2023 Discovery Programs of up to $175.0 million for each 2023 Discovery Program. The Company may be entitled to receive aggregate commercial milestone payments for up to two 2023 Collaboration Products under the GBA1 Program of up to $950.0 million per 2023 Collaboration Product and for one 2023 Collaboration Product under each 2023 Discovery Program of up to $275.0 million per 2023 Discovery Program. The Company agreed to a forfeit certain milestones and royalties on net sales in the United States if the Company exercises the 2023 Co-Co Option. The JSC’s selection of the development candidate for the GBA1 Program in April 2024 triggered a $3.0 million milestone payment, which the Company received in May 2024. Additionally, the JSC’s selection of the development candidate for a 2023 Discovery Program in September 2024 triggered a $3.0 million milestone payment, which the Company received in October 2024. An additional development candidate for a 2023 Discovery Program was selected by the JSC in October 2025, triggering another $3.0 million milestone payment, which was received in November 2025.

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

Termination

Unless earlier terminated, the 2023 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last-to-expire 2023 Royalty Term with respect to all 2023 Collaboration Products worldwide or (b) the expiration or termination of any 2023 Co-Co Agreement. Neurocrine may terminate the 2023 Neurocrine Collaboration Agreement in its entirety or on a 2023 Neurocrine Program-by-2023 Neurocrine Program and/or country-by-country basis by providing at least (a) 180-day advance notice if such notice is provided prior to the first commercial sale of any 2023 Collaboration Product to which the termination applies or (b) one-year advance notice if such notice is provided after the first commercial sale of any product to which the termination applies. The 2023 Neurocrine Collaboration Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

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

The Company utilizes the most likely amount approach to estimate the cost reimbursement and has concluded this consideration should be constrained. As of December 31, 2025, the Company’s estimate of total variable consideration under the arrangement was $9.8 million. Substantially all of this amount has been recognized as of December 31, 2025. The sales milestone payments and royalties will be recognized in the period the underlying sales occur, as this consideration is related to the two development and commercialization licenses, the predominant performance obligations in the contract.

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

In September 2024, the JSC with Neurocrine selected a development candidate in a gene therapy program for the potential treatment of an undisclosed neurological disease under the 2023 Neurocrine Collaboration Agreement, which triggered a $3.0 million milestone payment to the Company. The Company included the $3.0 million that had previously been constrained in the transaction price allocated to the program’s performance obligation in the three months ended September 30, 2024, which resulted in a cumulative catch-up adjustment to collaboration revenue of approximately $2.0 million.

In October 2025, the JSC with Neurocrine selected an additional development candidate in a gene therapy program under the 2023 Neurocrine Collaboration Agreement, triggering another $3.0 million milestone payment, which was received in November 2025. Of this amount, $2.8 million was recognized as collaboration revenue during the fourth quarter of 2025 and the remaining $0.2 million was recognized as deferred revenue as of December 31, 2025.

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

During the year ended December 31, 2025, the Company recognized $26.5 million of collaboration revenue associated with the fixed transaction price allocated to the three 2023 Discovery Programs, $2.8 million of collaboration revenue associated with the selection of a development candidate for an additional development program, and $1.2 million of collaboration revenue associated with research and development services performed during the period and the corresponding cost reimbursement receivable. As of December 31, 2025, there was $1.3 million of deferred revenue related to the 2023 Neurocrine Collaboration Agreement, all of which was classified as current in the accompanying balance sheets based on the period the services are expected to be delivered. Additionally, as of December 31, 2025, there was $0.1 million of related party collaboration receivable related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

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

2019 Neurocrine Collaboration Agreement

Summary of Agreement

Effective March 2019, the Company entered into a collaboration agreement with Neurocrine (the “2019 Neurocrine Collaboration Agreement”) for the research, development and commercialization of certain of its AAV gene therapy products. Under the 2019 Neurocrine Collaboration Agreement, the Company agreed to collaborate on the conduct of four collaboration programs (the “2019 Neurocrine Programs”) which include: (a) VY-AADC (NBIb-1817) for PD (the “VY-AADC Program”), (b) a program for the treatment of FA (the “FA Program” and, collectively with the VY-AADC Program, the “Legacy Programs”), and (c) two programs to be determined by the Company and Neurocrine at a later date (the “2019 Discovery Programs”).

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

On April 30, 2025, as a result of Neurocrine no longer prioritizing the two 2019 Discovery Programs, the JSC mutually agreed to discontinue the activities associated with such programs, and to return the rights to the undisclosed targets to the Company. As a result of the discontinuation, the licenses granted by the Company to Neurocrine with respect to the 2019 Discovery Programs terminated and the Company regained worldwide intellectual property rights regarding such programs. Additionally, Neurocrine is no longer obligated to reimburse the Company for research and development activities related to the two 2019 Discovery Programs and the Company is no longer eligible to receive milestone or royalty payments related to the two 2019 Discovery Programs. The 2019 Neurocrine Collaboration Agreement remains in full force and effect for the FA Program.

Collaboration and License

Under the terms of the 2019 Neurocrine Collaboration Agreement, the Company has agreed to collaborate with Neurocrine on, and to grant, exclusive, royalty-bearing, non-transferable, sublicensable licenses to certain of its intellectual property rights, for all human and veterinary diagnostic, prophylactic, and therapeutic uses, for the research, development, and commercialization of gene therapy products (the “2019 Collaboration Products”) under the FA Program in the United States and, all countries in the world in which the 2019 Neurocrine Collaboration Agreement remains in effect with respect to the FA Program. As a result of the termination of the 2019 Neurocrine Collaboration Agreement with regards to the VY-AADC Program and the mutual JSC decision to discontinue the activities associated with the two undisclosed programs, in accordance with the terms of the 2019 Neurocrine Collaboration Agreement, the licenses granted by the Company to Neurocrine regarding the VY-AADC Program and the two undisclosed programs have expired, and the Company has regained worldwide intellectual property rights regarding the VY-AADC Program and the two undisclosed programs, in each case as of the corresponding Termination Effective Dates.

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

Upon the occurrence of a 2019 Transition Event for each 2019 Neurocrine Program, Neurocrine has agreed to assume responsibility for development, manufacturing and commercialization activities for such 2019 Neurocrine Program from the Company and to pay milestones and royalties on future net sales as described further below. For the FA Program, the Company was granted the option (the “2019 Co-Co Option”) to co-develop and co-commercialize the

FA Program upon the occurrence of a specified event (the “2019 Co-Co Trigger Event”). The Company agreed, were the Company to exercise the 2019 Co-Co Option, to enter into a cost- and profit-sharing arrangement with Neurocrine (the “2019 Co-Co Agreement”), and (a) jointly develop and commercialize 2019 Collaboration Products for the FA Program (“2019 Co-Co Products”), (b) share in its costs, profits and losses, and (c) forfeit certain milestones and royalties on net sales in the United States during the effective period of the 2019 Co-Co Agreement. The 2019 Transition Event with respect to the FA Program is the Company’s receipt of topline data for the initial Phase 1 clinical trial for an FA Program product candidate. The 2019 Co-Co Trigger Event is the achievement of milestones or metrics specified in the applicable development plan, as determined by the JSC.

Under the 2019 Neurocrine Collaboration Agreement, subject to exceptions specified therein, the Company and Neurocrine agreed that profits and losses under the Company’s 2019 Co-Co Option would be allocated 60% to Neurocrine and 40% to the Company for any FA Collaboration Product. The parties agreed that 2019 Co-Co Agreement would provide the Company the right to terminate for any reason upon prior written notice to Neurocrine and Neurocrine the right to terminate in certain circumstances upon change of control.

The Company’s research and development activities under the 2019 Neurocrine Collaboration Agreement are conducted pursuant to plans agreed to by the parties, on a program-by-program basis, and overseen by the JSC, as detailed in the 2019 Neurocrine Collaboration Agreement.

Financial Terms

The 2019 Neurocrine Collaboration Agreement provides for an upfront non-refundable payment of $115.0 million, as well as for aggregate development and regulatory milestone payments from Neurocrine to the Company for 2019 Collaboration Products under the FA Program of up to $195.0 million. The Company may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, for a total of up to $550.0 million under the FA Program. The JSC’s selection of the development candidate for the FA Program in February 2024 triggered a $5.0 million milestone payment, which the Company received in March 2024. Furthermore, in connection with the 2019 Neurocrine Collaboration Agreement, Neurocrine purchased 4,179,728 shares of the Company’s common stock at a price of $11.9625 per share, for an aggregate purchase price of $50.0 million.

Neurocrine also agreed to pay the Company royalties, based on future net sales of the 2019 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range from the low-teens to high-teens and high-single digits to mid-teens for the FA Program. On a country-by-country and program-by-program basis, royalty payments would commence on the first commercial sale of a 2019 Collaboration Product and terminate on the later of (a) the expiration of the last patent covering the 2019 Collaboration Product or its method of use in such country, (b) ten years from the first commercial sale of the 2019 Collaboration Product in such country and (c) the expiration of regulatory exclusivity in such country (the “2019 Royalty Term”). Royalty payments may be reduced by up to 50% in specified circumstances, including expiration of patents rights related to a 2019 Collaboration Product, approval of biosimilar products in a given country or required payment of licensing fees to third parties related to the development and commercialization of any 2019 Collaboration Product. Additionally, the licenses granted to Neurocrine shall automatically convert to fully paid-up, non-royalty bearing, perpetual, irrevocable, exclusive licenses on a country-by-country and product-by-product basis upon the expiration of the 2019 Royalty Term applicable to such 2019 Collaboration Product in such country.

Termination

Unless earlier terminated, the 2019 Neurocrine Collaboration Agreement expires on the later of (a) the expiration of the last to expire 2019 Royalty Term with respect to a 2019 Collaboration Product in all countries in the relevant territory or (b) the expiration or termination of any 2019 Co-Co Agreement. Neurocrine may terminate the 2019 Neurocrine Collaboration Agreement in its entirety or on a program-by-program or country-by-country basis by providing at least (x) 180-day advance notice if such notice is provided prior to the first commercial sale of the 2019 Collaboration Product to which the termination applies or (y) one-year advance notice if such notice is provided after the first commercial sale of the 2019 Collaboration Product to which the termination applies. The 2019 Neurocrine

Collaboration Agreement may also be terminated by either party under specific circumstances, including the other party’s uncured material breach.

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

The Company identified $97.4 million of fixed transaction price consisting of the $115.0 million upfront fee, $5.0 million payment from the June 2019 Modification and $5.0 million payment from the selection of a lead development candidate in February 2024, offset by a discount of $27.6 million related to the $50.0 million equity investment of 4,179,728 shares when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred by the Company prior to the 2019 Transition Events associated with each 2019 Neurocrine Program. These amounts are determinable based on program plans and budgets, and the Company has a contractual right to the payment of cost incurred under the agreed upon program plans. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $431.1 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. As of December 31, 2025, the Company estimates the total variable consideration from expected reimbursements to be $82.1 million, which is based on expectations resulting from decisions made during JSC meetings. Substantially all of this amount has been recognized as of December 31, 2025. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at inception due to the uncertainty of achieving the development and regulatory milestones.

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

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $3.5 million, $10.4 million, and $9.8 million of revenue, respectively, associated with its collaboration with Neurocrine related to fixed transaction price allocated to the active programs, and research and development services performed during the period and the corresponding cost reimbursement receivable.

As of December 31, 2025, there was $0.3 million of deferred revenue related to the 2019 Neurocrine Collaboration Agreement, all of which is classified as current in the accompanying consolidated balance sheet based on the period the services are expected to be delivered. Additionally, as of December 31, 2025, there was $0.1 million of collaboration receivable related to reimbursable costs expected to be received from Neurocrine for research and development services performed.

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

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement during the year ended December 31, 2025:

	Balance at			Balance at
	December 31, 2024	Additions	Deductions	December 31, 2025

	(in thousands)
Related party collaboration receivables	$676	$5,204	$(5,729)	$151
Contract liabilities:
Deferred revenue	$30,397	$3,000	$(31,807)	$1,590

The change in the related party collaboration receivable balance for the year ended December 31, 2025 is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected from Neurocrine during the period, for both the 2023 Neurocrine Collaboration Agreement and the 2019 Neurocrine Collaboration Agreement.

Deferred revenue activity for the year ended December 31, 2025, includes the $31.8 million of collaboration revenue recognized on the proportional performance model during the year ended December 31, 2025, for both the 2023 Neurocrine Collaboration Agreement and 2019 Neurocrine Collaboration Agreement.

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

Prior to Alexion’s acquisition of all of Pfizer’s rights under the Alexion Agreement, the Company had granted Pfizer the right to exercise up to two options to license TRACER Capsids to develop and commercialize certain AAV gene therapy candidates comprised of a TRACER capsid and a specified transgene. In September 2022, Pfizer exercised its option with respect to a TRACER Capsid for a specified transgene for potential treatment of a rare neurological disease. All of Pfizer’s rights in connection with such option exercise were transferred to Alexion as discussed above. Pfizer did not exercise its option with respect to any TRACER Capsid for a specified transgene for the potential treatment of a cardiovascular disease. As result, all rights to any TRACER Capsids for that cardiovascular disease reverted to the Company in accordance with the terms of the Alexion Agreement.

Financial Terms

Prior to Pfizer’s transfer of its rights under the Alexion Agreement, Pfizer paid the Company an upfront payment of $30.0 million in October 2021, and an additional fee of $10.0 million in connection with its exercise of an option. The Company is also eligible to receive specified development, regulatory, and commercialization milestone payments of up to an aggregate of $115.0 million for the first corresponding Alexion Licensed CNS Product to achieve the corresponding milestone. On an Alexion Licensed CNS Product-by-Alexion Licensed CNS Product basis, the Company is also eligible to receive (a) specified sales milestone payments of up to an aggregate of $175.0 million per Alexion Licensed CNS Product and (b) tiered, escalating royalties in the mid- to high-single-digit percentages of annual net sales of each Alexion Licensed CNS Product. The royalties are subject to potential reductions in customary circumstances including patent claim expiration, payments for certain third-party licenses, and biosimilar market penetration, subject to specified limits.

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

The Company allocated the transaction price to the options based on their relative standalone selling prices, or $15.0 million for each material right, both of which were recognized during the year ended December 31, 2022.

No revenue was recognized under the Alexion Agreement for the years ended December 31, 2025, 2024, and 2023.

10. Common stock

As of December 31, 2025, and 2024, the Company had authorized 120,000,000 shares of common stock, at $0.001 par value per share.

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

Shares Reserved for Future Issuance

	As of December 31,
	2025	2024
Shares reserved for exercise of outstanding stock options	9,613,881	8,800,464
Shares reserved for vesting of outstanding restricted stock units	2,296,920	1,649,943
Shares reserved for issuances under the 2025 Stock Option Plan	7,115,477	3,765,132
Shares reserved for issuances under the Amended and Restated 2015 Employee Stock Purchase Plan	1,809,493	2,010,897
	20,835,771	16,226,436

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

The terms of stock option agreements, including vesting requirements, were determined by the board of directors and were subject to the provisions of the 2014 Plan. Restricted stock awards granted by the Company generally vest based on each grantee’s continued service with the Company during a specified period following grant. Stock options granted to employees generally vest over four years, with 25% vesting on the one-year anniversary and 75% vesting ratably, on a monthly basis, over the remaining three years. Stock options granted to non-employee consultants generally vest monthly over a period of one to four years.

2015 Stock Option Plan

In October 2015, the Company’s board of directors and stockholders approved the 2015 Stock Option and Incentive Plan (“2015 Stock Option Plan”), which became effective upon the completion of the Company’s initial public offering (“IPO”). The 2015 Stock Option Plan provides the Company with the flexibility to use various equity-based incentive and other awards as compensation tools to motivate its workforce. These tools include stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance share awards and cash-based awards. The 2015 Stock Option Plan replaced the 2014 Plan. Any options or awards outstanding under the 2014 Plan remained outstanding and effective. The number of shares initially reserved for issuance under the 2015 Stock Option Plan is the sum of (a) 1,311,812 shares of common stock and (b) the number of shares under the 2014 Plan that are not needed to fulfill the Company’s obligations for awards issued under the 2014 Plan as a result of forfeiture, expiration, cancellation, termination or net issuances of awards thereunder. The number of shares of common stock that may be issued under the 2015 Stock Option Plan is also subject to increase on the first day of each fiscal year by up to 4% of the Company’s issued and outstanding shares of common stock immediately preceding December 31.

2025 Stock Option Plan

On March 18, 2025, the Company’s board of directors adopted, and on June 3, 2025, the stockholders approved, the 2025 Stock Incentive Plan (the “2025 Stock Option Plan”). Under the 2025 Stock Option Plan, the Company may issue awards for up to a number of shares of common stock equal to the sum of: (i) 3,631,952 shares of common stock; and (ii) such additional number of shares of common stock (up to 14,190,976 shares) as is equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2015 Stock Option Plan that remained available for grant thereunder immediately prior to the date that the 2025 Stock Option Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards granted under the 2015 Stock Option Plan that were outstanding as of the date that the 2025 Stock Option Plan was approved by the Company’s stockholders and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended, and any regulations thereunder).

The Company intends to utilize the 2025 Stock Option Plan to grant equity awards to the Company’s employees, non-employee directors, consultants, and advisors in order to recruit, incentivize, retain and reward those who are critical to the Company’s success. No new awards will be granted under the 2015 Stock Option Plan.

During the year ended December 31, 2025, the Company granted options to purchase 2,302,270 shares of common stock to employees and directors under the 2025 Stock Option Plan. Additionally, the Company granted 1,854,011 restricted stock units to employees under the 2025 Stock Option Plan.

As of December 31, 2025, there were 7,115,477 shares available for future issuance under the 2025 Stock Option Plan.

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

On March 18, 2025, the Company’s board of directors adopted, and on June 3, 2025, the stockholders approved, the Amended and Restated 2015 Employee Stock Purchase Plan (together with the 2015 ESPP, the “ESPP”) to (i) eliminate the evergreen provision in the 2015 ESPP and (ii) expand the class of eligible employees by eliminating the requirement that participants must have completed six months of employment.

The Company issued 201,404 and 148,069 shares of common stock under the ESPP in the years ended December 31, 2025 and 2024. As of December 31, 2025, there were 1,809,493 shares available for future purchase under the ESPP.

Inducement Awards

During the years ended December 31, 2024 and 2023, the Company issued non-statutory stock options to purchase an aggregate of 486,000 and 573,000 shares of the Company’s common stock and restricted stock unit awards for an aggregate of 223,000 and 318,500 shares of the Company’s common stock, respectively, in each case outside of the Company’s 2015 Stock Option Plan and its 2025 Stock Option Plan as an inducement material to certain individuals’ acceptance of an offer of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The Company did not issue any non-statutory stock options or restricted stock unit awards outside the Company’s 2015 Stock Option Plan and its 2025 Stock Option Plan during the year ended December 31, 2025. The stock options will vest over a four-year period, with 25% of the shares underlying the option award vesting on the first anniversary of the award and the remaining 75% of the shares underlying the award vesting monthly thereafter over the subsequent 36-month period. The restricted stock units vest over a three-year period, with 33% of the restricted stock units vesting on the first anniversary of the award, 33% of the restricted stock units vesting on the second anniversary, and the remaining restricted stock units vesting on the third anniversary.

Stock-based Compensation Expense

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive (loss) income is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Research and development	$6,138	$6,039	$3,585
General and administrative	8,649	8,746	7,568
Total stock-based compensation expense	$14,787	$14,785	$11,153

Restricted Stock Units and Performance Restricted Stock Units

A summary of the status of and changes in restricted stock unit, or RSU, and performance-based restricted stock unit, or PRSU, activity under the Company’s equity award plans for the year ended December 31, 2025, was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2024	1,649,943	$7.44
Awarded	1,854,011	$4.22
Vested	(691,107)	$7.02
Forfeited	(515,927)	$5.64
Unvested restricted stock units as of December 31, 2025	2,296,920	$5.39

Stock-based compensation for restricted stock units is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period. The restricted stock units granted during the year will vest in equal amounts, annually, over three years.

As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units (excluding PRSUs) of $5.8 million, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years.

During the year ended December 31, 2025, in connection with the Company’s annual compensation cycle, the Company also granted PRSUs to members of the Company’s senior leadership team to more closely align with long-term performance incentives. The awards vest as to a certain number of PRSUs upon the achievement of specified clinical performance milestones over multiple years. Stock-based compensation for PRSUs is based on the fair value of the Company’s common stock on the date of grant and will be recognized at the time the achievement of the specified performance milestones becomes probable. The Company did not recognize any stock-based compensation expense in connection with the PRSUs during the year ended December 31, 2025.

As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to its unvested PRSUs of $2.6 million. The Company will recognize a cumulative catch-up adjustment in the period in which the specified performance condition is considered probable.

Stock Options

A summary of the status of, and changes in, stock options was as follows:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2024	8,800,464	$8.10	7.3	3,462
Granted	2,302,270	$4.10
Exercised	(91,489)	$2.92
Cancelled or forfeited	(1,397,364)	$7.15
Outstanding at December 31, 2025	9,613,881	$7.26	6.8	1,251
Exercisable at December 31, 2025	6,357,031	$8.01	5.8	$973

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the years ended December 31, 2025, 2024, and 2023, was $2.82, $5.45, and $6.12, respectively.

The fair value of each option was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2025	2024	2023
Risk-free interest rate	4.2%	4.1%	4.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	75.5%	76.3%	80.4%

As of December 31, 2025, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $11.9 million which is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

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

During the year ended December 31, 2025, all of the Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 3,332,544 net shares.

13. 401(k) Savings plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company expensed approximately $1.4 million, $1.4 million, and $1.1 million related to employer contributions made during the years ended December 31, 2025, 2024, and 2023, respectively.

14. Income taxes

The provision for incomes taxes is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Current
Federal	$8	$443	$1,248
State	136	222	160
Total current	144	665	1,408

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total tax provision	$144	$665	$1,408

A reconciliation of the expected income tax provision computed using the federal statutory income tax rate at the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023

	(dollars in thousands)
US federal statutory income tax rate	$(25,068)	21.0%	$(13,511)	21.0%	$28,085	21.0%
Domestic federal
Tax credits
Research Credits	(5,516)	4.6	(5,315)	8.3	1,260	0.9
Nontaxable and nondeductible items
Non-deductible stock-based compensation	1,106	(0.9)	687	(1.1)	61	—
Non-deductible executive compensation	622	(0.5)	502	(0.8)	669	0.5
Other	14	—	(19)	—	34	—
Other	165	(0.1)	1,769	(2.4)	(1,163)	(0.8)
Changes in valuation allowance	28,694	(24.0)	16,377	(25.5)	(27,652)	(20.7)
Domestic state and local taxes, net of federal effect(1)	127	(0.1)	175	(0.3)	114	0.1
Total	$144	0.0%	$665	(0.8)%	$1,408	1.0%

(1) State taxes in Massachusetts comprise the majority of the tax effect in this category.

The Company has historically incurred net operating losses (“NOLs”). As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $249.4 million and $236.4 million, respectively. The year-over-year increase in NOLs is primarily driven by provisions of the “One Big Beautiful Bill Act” which the Company availed itself of as discussed further below. The state NOLs will expire beginning in 2041 while the federal NOLs do not expire. As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards of $29.2 million and $18.0 million, respectively, which expire beginning in 2030. As of December 31, 2025, the Company has $0.2 million of state investment credits, which expire beginning in 2026.

The significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$67,313	$4,244
Tax credit carryforwards	43,573	34,424
Lease liability	9,973	11,946
Deferred revenue	434	7,867
Stock-based compensation	6,123	5,328
Non-deductible accruals and reserves	2,035	2,435
Capitalized research expenses	25,502	50,974
Intangibles	444	499
Total deferred tax assets	155,397	117,717
Less valuation allowance	(145,426)	(105,854)
Net deferred tax assets	9,971	11,863
Deferred tax liabilities
Right of use assets	(7,782)	(9,111)
Depreciation and amortization	(2,189)	(2,752)
Net deferred taxes	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which principally comprise NOL carryforwards, tax credit carryforwards, and capitalized research expenses. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $145.4 million and $105.9 million has been established at December 31, 2025 and 2024, respectively. The valuation allowance increased by $39.6 million for the year ended December 31, 2025. The primary reason for the difference between the income tax provision recorded by the Company and the amount of income tax provision at statutory income tax rates was the change in the valuation allowance.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits.

Cash paid for income taxes, net of refunds consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
US Federal	$442	$1,248	$—
US state and local
Massachusetts	270	232	16
Other	2	2	—
Total state and local	272	234	16
Total income taxes paid, net of refunds	$714	$1,482	$16

Sections 382 and 383 of the U.S. Internal Revenue Code (“IRC”) impose substantial restrictions on the utilization of net operating losses and other tax attributes in the event of a cumulative “ownership change”. In general, a company would undergo an ownership change if its “5-percent shareholders” (determined under Section 382) increased their collective ownership of the company’s stock by more than 50% over a rolling three-year period. Accordingly, if the Company generates taxable income in the future, changes in stock ownership, including equity offerings and share repurchase programs, as well as other changes that may be outside its control, could potentially result in material limitations on the Company’s ability to use its net operating loss and research tax credit carryforwards. Similar rules may apply under state tax laws. The Company has completed an analysis of IRC Section 382 through December 31, 2023, and the amounts reflected in the tax footnote are net of any limitations on the net operating losses and credits as a result of this analysis. The Company may have experienced ownership changes in the past, and it may experience ownership changes in the future, some of which are outside of its control. This could limit the amount of net operating losses and research tax credits that the Company can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect to the utilization of net operating losses and research tax credits for federal or state purposes, such as suspensions or limitations on the use of net operating losses and research tax credits carried forward, or other unforeseen reasons, may result in the Company’s existing net operating losses and research tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statements of operations. As of December 31, 2025, and 2024, the Company has no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the Company recognized the effects of the new tax law in the period that includes the enactment date.

15. Related-party transactions

During the years ended December 31, 2025, 2024, and 2023, the Company received scientific advisory services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the years ended December 31, 2025, 2024, and 2023, was $0.4 million, $0.7 million, and $0.7 million, respectively.

Under both the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement, the Company and Neurocrine have agreed to conduct research, development and commercialization activities for certain of the Company’s AAV gene therapy products (Note 9). Amounts due from Neurocrine are reflected as related party collaboration receivable. As of December 31, 2025, the Company recorded approximately $0.2 million in related party collaboration receivable relative to the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement. As of December 31, 2024, the Company recorded approximately $0.7 million in related party collaboration receivable relative to the 2019 Neurocrine Collaboration Agreement and the 2023 Neurocrine Collaboration Agreement.

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

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM reviews the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue to net (loss) income under the significant expense principle for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
	2025	2024	2023
Collaboration revenue	$40,374	$80,001	$250,008
External research and development (1):
Anti-tau antibody program (VY7523)	20,069	15,647	16,923
SOD1 silencing gene therapy program	2,267	15,818	6,251
Tau silencing gene therapy program (VY1706)	19,188	7,455	696
Partnered programs (2)	5,495	4,985	7,650
Other programs and platforms (3)	17,332	14,176	14,488
Internal research and development (4)	42,106	38,422	27,860
Facilities and other research and development (5)	28,217	30,865	18,304
General and administrative (5)	37,544	35,920	35,822
Interest income	10,618	18,328	11,721
Other income	1,649	622	3
Income tax provision	144	665	1,408
Net (loss) income	$(119,721)	$(65,002)	$132,330

(1)External research and development is allocated to the Company’s programs and platforms, and includes laboratory supplies, and non-employee consultant and contractor costs.
(2)Partnered programs include programs in which the Company is collaborating with partners to develop AAV gene therapy products and product candidates under the Company’s 2019 and 2023 Neurocrine Collaboration Agreements, and the 2023 Novartis Collaboration Agreement.
(3)	Other programs and platforms consist of expenses related to other early research programs and platforms which are not considered quantitatively and qualitatively significant, including capsid discovery, non-viral delivery, and early research programs.
(4)	Internal research and development consist of employee-related expenses including salaries, benefits, and stock-based compensation expense.
(5)	Depreciation and amortization expense is allocated between general and administrative and facilities and other research and development.

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	11/16/2015	001-37625

3.2	Amended and Restated By-Laws of the Registrant	8-K	3.2	11/16/2015	001-37625

4.1	Specimen Common Stock Certificate of the Registrant	10-K	4.1	03/14/2018	001-37625

4.2	Form of Pre-Funded Warrant	8-K	4.1	01/08/2024	001-37625

4.4	Description of Registrant’s Securities	10-K	4.4	03/03/2020	001-37625

10.1#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	10.2	10/28/2015	333-207367

10.2†	Collaboration Agreement, by and between the Registrant and Sanofi Genzyme Corporation, dated February 11, 2015	S-1/A	10.3	11/06/2015	333-207367

10.3*	Termination Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.3	08/09/2019	001-37625

10.4*	Amended and Restated Option and License Agreement, by and between the Registrant and Genzyme Corporation, dated June 14, 2019	10-Q	10.4	08/09/2019	001-37625

10.5*	First Amendment to Amended and Restated Option and License Agreement with Genzyme Corporation, dated September 20, 2020	10-Q	10.1	11/09/2020	001-37625

10.6†	Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated January 28, 2019	10-K	10.28	02/26/2019	001-37625

10.7	Amendment No. 1 to the Collaboration and License Agreement, by and between the Registrant and Neurocrine Biosciences, Inc., dated June 14, 2019	10-Q	10.5	08/09/2019	001-37625

10.8*	Option and License Agreement, by and between the Registrant and Pfizer Inc., dated October 1, 2021	10-Q	10.2	11/02/21	001-37625

10.9	Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated December 23, 2015	10-Q	10.6	05/12/2016	001-37625

10.10	First Amendment to the Lease Agreement, by and between the Registrant and UP 64 Sidney Street, LLC, dated June 1, 2018	8-K	10.2	06/05/2018	001-37625

10.11	Lease Agreement, by and between the Registrant and HCP/King 75 Hayden LLC, dated March 16, 2020	8-K	10.1	03/19/2020	001-37625

10.12	Form of Indemnification Agreement to be entered into between the Registrant and its directors	S-1/A	10.9	10/28/2015	333-207367

10.13	Form of Indemnification Agreement to be entered into between the Registrant and its executive officers	S-1/A	10.10	10/28/2015	333-207367

10.14#	2025 Stock Incentive Plan	DEF 14A	Appendix A	04/23/2025	001-37625

10.15#	Amended and Restated 2015 Employee Stock Purchase Plan	DEF 14A	Appendix B	04/23/2025	001-37625

10.16#	Amended and Restated Employment Agreement, by and between the Registrant and Robin Swartz, effective as of February 7, 2022	8-K	10.2	02/03/2022	001-37625

10.17#	Consulting Agreement by and between the Registrant and Alfred Sandrock, effective as of February 7, 2022	8-K	10.1	02/03/2022	001-37625

10.18#	Form of Non-Qualified Stock Option Agreement for Inducement	10-K	10.27	02/26/2019	001-37625

10.19#	Form of Restricted Stock Unit Agreement for Inducement	10-K	10.33	02/26/2019	001-37625

10.20#	Form of Performance Restricted Stock Unit Award Agreement	10-Q	10.1	05/06/2025	001-37625

10.21	Sales Agreement, by and between the Registrant and TD Securities (USA) LLC, dated November 10, 2025	S-3	1.2	11/10/2025	333- 291418

10.22*	Option and License Agreement by and between the Registrant and Novartis Pharma AG, dated March 4, 2022	10-K	10.36	03/07/2023	001-37625

10.23#	Employment Agreement, by and between the Registrant and Alfred Sandrock, M.D., Ph.D., effective as of March 22, 2022.	8-K	10.1	03/22/2022	001-37625

10.24#	Second Amended and Restated Employment Agreement by and between the Registrant and Todd Carter, Ph.D., effective as of September 7, 2022.	8-K	10.2	09/07/2022	001-37625

10.25*	Patent and Know-How License between the Registrant and Touchlight IP Limited, dated as of November 3, 2022.	10-K	10.43	03/07/2023	001-37625

10.26	Stock Purchase Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.44	03/07/2023	001-37625

10.27*	Collaboration and License Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.45	03/07/2023	001-37625

10.28	Amended and Restated Investor Agreement by and between the Registrant and Neurocrine Biosciences, Inc., dated as of January 8, 2023.	10-K	10.46	03/07/2023	001-37625

10.29	First Amendment to Lease Agreement, by and between Registrant and LS 75 Hayden, LLC, dated August 11, 2023.	8-K	10.1	08/16/2023	001-37625

10.30*	License and Collaboration Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023.	10-K	10.43	02/28/2024	001-37625

10.31	Stock Purchase Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023.	10-K	10.44	02/28/2024	001-37625

10.32	Investor Agreement by and between Registrant and Novartis Pharma AG, dated December 28, 2023.	10-K	10.45	02/28/2024	001-37625

10.33#	Employment Agreement, by and between the Registrant and Toby Ferguson, M.D., Ph.D., dated as of February 29, 2024.	8-K	10.1	03/13/2024	001-37625

10.34*	First Amendment to Collaboration and License Agreement, by and between Registrant and Neurocrine Biosciences, Inc., dated April 3, 2024.	10-Q	10.1	08/06/2024	001-37625

10.35	Employment Agreement, by and between the Registrant and Nathan Jorgensen, Ph.D., dated as of July 8, 2024.	8-K	10.1	06/13/2024	001-37625

10.36*	First Amendment to Option and License Agreement, by and between Registrant and Novartis Pharma AG, dated September 3, 2024.	10-Q	10.1	11/12/2024	001-37625

10.37*	First Amendment to Option and License Agreement, by and between Registrant and AstraZeneca Ireland Limited, dated September 30, 2024.	10-Q	10.2	11/12/2024	001-37625

10.38	Second Amendment to Option and License Agreement, by and between the Registrant and AstraZeneca Ireland Limited, dated as of March 15, 2025.	10-Q	10.2	05/06/2025	001-37625

10.39*	Research Collaboration, Option and License Agreement, by and between the Registrant and Transition Bio, Inc., dated as of June 26, 2025.					X

19.1	Amended and Restated Insider Trading Policy	10-K	19.1	03/11/2025	001-37625

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

97.1	Compensation Recovery Policy	10-K	97.1	02/28/2024	001-37625

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.					X

101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Presentation Link Document.	X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: March 9, 2026	VOYAGER THERAPEUTICS, INC.
	By:	/s/ Alfred Sandrock, M.D., Ph.D.
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

Name	Title	Date

/s/ Alfred Sandrock, M.D., Ph.D.	Chief Executive Officer, President, and Director	March 9, 2026
Alfred Sandrock, M.D., Ph.D.	(Principal Executive Officer)

/s/ Nathan Jorgensen, Ph.D.	Chief Financial Officer	March 9, 2026
Nathan Jorgensen, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Michael Higgins	Director (Chairman of the Board)	March 9, 2026
Michael Higgins

/s/ Grace E. Colón, Ph.D.	Director	March 9, 2026
Grace E. Colón, Ph.D.

/s/ James Geraghty	Director	March 9, 2026
James Geraghty

/s/ Steven Hyman, M.D.	Director	March 9, 2026
Steven Hyman, M.D.

/s/ Catherine J. Mackey, Ph.D.	Director	March 9, 2026
Catherine J. Mackey, Ph.D.

/s/ Jude Onyia, Ph.D.	Director	March 9, 2026
Jude Onyia, Ph.D.

/s/ Glenn Pierce, M.D., Ph.D.	Director	March 9, 2026
Glenn Pierce, M.D., Ph.D.

/s/ George Scangos, Ph.D.	Director	March 9, 2026
George Scangos, Ph.D.

/s/ Nancy Vitale	Director	March 9, 2026
Nancy Vitale