Form 10-Q
period 2026-06-30
Voyager Therapeutics, Inc.
filed 2026-08-06
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 30, 2026, was 61,617,948.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•
our plans to develop, manufacture and commercialize our proprietary adeno-associated virus, or AAV, gene therapy, antibody, non-viral therapeutic, and small molecule product candidates;
•
our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform, our non-viral therapeutics platform, including VOYAGER NEUROSHUTTLETM, and our proprietary antibody, small molecule, gene therapy, shuttled or vectorized antibody, and non-viral therapeutic programs;
•
our ability to identify and optimize product candidates, proprietary AAV capsids, and non-viral blood-brain-barrier shuttles;
•
our strategic collaborations and licensing agreements with, and funding from, our collaboration partners Neurocrine Biosciences, Inc. and Novartis Pharma AG and our licensee Alexion, AstraZeneca Rare Disease (successor-in-interest to former licensee Pfizer Inc.);
•
our collaboration with Transition Bio, Inc. to advance small molecules targeting TDP-43 to treat amyotrophic lateral sclerosis and frontotemporal dementia with TDP-43 pathology;
•
our ongoing and planned clinical trials, preclinical development efforts, related timelines and studies, including our plans to generate initial data from the Phase 1 multiple ascending dose clinical trial of VY7523 in early Alzheimer’s disease patients in the fourth quarter of 2026 and to initiate and begin dosing patients in a clinical trial of VY1706 in the fourth quarter of 2026 and generate initial acute safety data and initial cerebrospinal fluid tau biomarker-based data in early 2027 and the second half of 2027, respectively;
•
our ability to enter into future collaborations, strategic alliances, or option and license arrangements;
•
the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates, including the ability to submit investigational new drug applications for our programs;
•
our belief as to potential outcomes of our clinical development activities, and plans and potential outcomes with respect to interactions with regulatory authorities;
•
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
•
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

We obtained the statistical and other industry and market data in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q from our own internal estimates and research, as well as from industry and general publications and research, surveys, studies and trials conducted by third parties. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, while we believe the market opportunity information included in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q is reliable and is based upon reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and in the documents we have filed as exhibits to the Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

We own various U.S. federal trademark registrations and applications and unregistered trademarks, including our corporate logo. This Quarterly Report on Form 10-Q and the documents filed as exhibits to this Quarterly Report on Form 10-Q contain references to trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q and the information incorporated herein, including logos, artwork, and other visual displays, that may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks or trade names. We do not intend our use or display of other companies’ trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference into this Quarterly Report on Form 10-Q and the documents filed as exhibits to this Quarterly Report on Form 10-Q are the property of their respective owners.

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$35,769	$65,300
Marketable securities	80,569	131,147
Accounts receivable	2,932	1,761
Related party collaboration receivable	222	151
Prepaid expenses and other current assets	5,736	4,328
Total current assets	125,228	202,687
Property and equipment, net	11,194	13,136
Restricted cash	2,736	2,736
Marketable securities, non-current	32,476	5,244
Other non-current assets	214	—
Operating lease, right-of-use assets	25,905	28,478
Total assets	$197,753	$252,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,614	$5,013
Accrued expenses	7,951	12,098
Operating lease liabilities	6,876	7,840
Deferred revenue	244	1,590
Total current liabilities	16,685	26,541
Operating lease liabilities, net of current portion	25,691	28,659
Other non-current liabilities	1,000	1,000
Total liabilities	43,376	56,200
Commitments, contingencies, and other liabilities (see note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 240,000,000 and 120,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 61,273,390 and 59,047,860 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	61	59
Additional paid-in capital	653,052	641,895
Accumulated other comprehensive (loss) income	(421)	32
Accumulated deficit	(498,315)	(445,905)
Total stockholders’ equity	154,377	196,081
Total liabilities and stockholders’ equity	$197,753	$252,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration revenue	$3,165	$5,200	$5,758	$11,673
Operating expenses:
Research and development	22,041	31,330	46,643	62,856
General and administrative	7,516	10,495	15,777	20,135
Total operating expenses	29,557	41,825	62,420	82,991
Operating loss	(26,392)	(36,625)	(56,662)	(71,318)
Other income, net:
Interest income	1,528	2,831	3,440	6,122
Other income	411	427	846	845
Total other income, net	1,939	3,258	4,286	6,967
Loss before income taxes	(24,453)	(33,367)	(52,376)	(64,351)
Income tax provision	20	15	34	52
Net loss	$(24,473)	$(33,382)	$(52,410)	$(64,403)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(158)	(22)	(453)	186
Total other comprehensive (loss) income	(158)	(22)	(453)	186
Comprehensive loss	$(24,631)	$(33,404)	$(52,863)	$(64,217)

Net loss per share, basic and diluted	$(0.40)	$(0.57)	$(0.87)	$(1.10)

Weighted-average common shares outstanding, basic and diluted	60,547,863	58,666,460	60,025,001	58,508,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	59,047,860	$59	$641,895	$32	$(445,905)	$196,081
Exercises of stock options	87,081	—	294	—	—	294
Vesting of restricted stock units	545,015	—	—	—	—	—
Issuance of common stock from at-the-market sales agreement, net of issuance costs	630,570	1	3,037	—	—	3,038
Stock-based compensation expense	—	—	2,488	—	—	2,488
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(295)	—	(295)
Net loss	—	—	—	—	(27,937)	(27,937)
Balance at March 31, 2026	60,310,526	$60	$647,714	$(263)	$(473,842)	$173,669
Exercises of stock options	105,481	—	57	—	—	57
Vesting of restricted stock units	55,914	—	—	—	—	—
Issuance of common stock under ESPP	73,473	—	219	—	—	219
Issuance of common stock from at-the-market sales agreement, net of issuance costs	727,996	1	2,629	—	—	2,630
Stock-based compensation expense	—	—	2,433	—	—	2,433
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	(24,473)	(24,473)
Balance at June 30, 2026	61,273,390	$61	$653,052	$(421)	$(498,315)	$154,377

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	54,731,316	$55	$626,296	$(407)	$(326,184)	$299,760
Exercises of stock options	27,613	—	82	—	—	82
Vesting of restricted stock units	450,556	—	—	—	—	—
Stock-based compensation expense	—	—	3,673	—	—	3,673
Unrealized gain on available-for-sale securities, net of tax	—	—	—	208	—	208
Net loss	—	—	—	—	(31,021)	(31,021)
Balance at March 31, 2025	55,209,485	$55	$630,051	$(199)	$(357,205)	$272,702
Exercises of stock options	27,433	1	78	—	—	79
Vesting of restricted stock units	99,528	—	—	—	—	—
Issuance of common stock under ESPP	98,510	—	434	—	—	434
Stock-based compensation expense	—	—	4,133	—	—	4,133
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(33,382)	(33,382)
Balance at June 30, 2025	55,434,956	$56	$634,696	$(221)	$(390,587)	$243,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flow from operating activities
Net loss	$(52,410)	$(64,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,921	7,806
Depreciation	1,840	2,079
Amortization of premiums and discounts on marketable securities	(613)	(1,789)
Loss on disposal of fixed assets	105	79
Non-cash lease expense	2,573	2,376
Changes in operating assets and liabilities:
Accounts receivable	(1,171)	(170)
Related party collaboration receivable	(71)	(175)
Prepaid expenses and other current assets	(1,397)	(1,826)
Other non-current assets	(214)	—
Accounts payable	(3,399)	(2,192)
Accrued expenses	(4,147)	(2,146)
Operating lease liabilities	(3,932)	(3,522)
Deferred revenue	(1,346)	(7,273)
Net cash used in operating activities	(59,261)	(71,156)
Cash flow from investing activities
Purchases of property and equipment	(14)	(1,763)
Purchases of marketable securities	(70,851)	(114,790)
Proceeds from sales and maturities of marketable securities	94,357	159,687
Net cash provided by investing activities	23,492	43,134
Cash flow from financing activities
Proceeds from the exercise of stock options	351	161
Proceeds from the purchase of common stock under ESPP	219	434
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	5,668	—
Net cash provided by financing activities	6,238	595
Net decrease in cash, cash equivalents, and restricted cash	(29,531)	(27,427)
Cash, cash equivalents, and restricted cash, beginning of period	68,036	74,241
Cash, cash equivalents, and restricted cash, end of period	$38,505	$46,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Voyager Therapeutics, Inc. (the “Company”) is a biotechnology company whose mission is to leverage the power of human genetics to modify the course of and ultimately cure neurological diseases. Its pipeline includes programs for Alzheimer’s disease, Friedreich’s ataxia, Parkinson’s disease, and multiple other diseases of the central nervous system (“CNS”). Its pipeline includes programs it wholly owns and programs it is advancing with licensees and collaborators, including Alexion, AstraZeneca Rare Disease; Novartis Pharma AG (“Novartis”); Neurocrine Biosciences, Inc. (“Neurocrine”); and Transition Bio, Inc.

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

The Company has a history of incurring annual net operating losses. As of June 30, 2026, the Company had an accumulated deficit of $498.3 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior and current collaborations and license agreements.

As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $148.8 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at June 30, 2026, to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these condensed consolidated financial statements.

There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company or generate product revenue or revenue from collaboration partners, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition and require the Company to defer or limit some or all of its research, development and/or clinical programs.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, research and development accrued expenses, stock‑based compensation expense, and income taxes. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Summary of Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026	(in thousands)
Cash equivalents:
Money market funds	$24,548	$24,548	$—	$—
Marketable securities:
U.S. Treasury notes	39,931	39,931	—	—
U.S. Government agency securities	23,940	23,940	—	—
Corporate bonds	43,371	—	43,371	—
Commercial paper	5,803	—	5,803	—
Total cash equivalents and marketable securities	$137,593	$88,419	$49,174	$—
December 31, 2025
Cash equivalents:
Money market funds	$51,161	$51,161	$—	$—
Commercial paper	3,477	—	3,477	—
Marketable securities:
U.S. Treasury notes	72,805	72,805	—	—
U.S. Government agency securities	15,387	15,387	—	—
Corporate bonds	44,260	—	44,260	—
Commercial paper	3,939	—	3,939	—
Total cash equivalents and marketable securities	$191,029	$139,353	$51,676	$—

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

4. Cash equivalents and available-for-sale marketable securities

Cash equivalents and available-for-sale marketable securities included the following as of June 30, 2026 and December 31, 2025:

			Unrealized Losses
	Amortized Cost	Unrealized Gains	Less than 12 months	Greater than 12 months	Fair Value
	(in thousands)
As of June 30, 2026
Cash equivalents:
Money market funds	$24,548	$—	$—	$—	$24,548
Marketable securities:
U.S. Treasury notes	40,002	15	(3)	(83)	39,931
U.S. Government agency securities	24,067	—	(17)	(110)	23,940
Corporate bonds	43,466	2	(46)	(51)	43,371
Commercial paper	5,803	—	—	—	5,803
Total cash equivalents and marketable securities	$137,886	$17	$(66)	$(244)	$137,593
As of December 31, 2025
Cash equivalents:
Money market funds	$51,161	$—	$—	$—	$51,161
Commercial paper	3,477	—	—	—	3,477
Marketable securities:
U.S. Treasury notes	72,665	141	(1)	—	72,805
U.S. Government agency securities	15,376	18	—	(7)	15,387
Corporate bonds	44,251	19	(10)	—	44,260
Commercial paper	3,939	—	—	—	3,939
Total cash equivalents and marketable securities	$190,869	$178	$(11)	$(7)	$191,029

All of the Company’s marketable securities as of June 30, 2026 and December 31, 2025, have a contractual maturity of two years or less.

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

As of June 30, 2026 and December 31, 2025, the Company held 58 and 20 marketable securities, respectively, that were in an unrealized loss position, representing $74.5 million and $26.6 million in fair value, respectively. The unrealized losses as of June 30, 2026 and December 31, 2025, were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$35,769	$65,300
Restricted cash included in deposits and other non-current assets	2,736	2,736
Total cash, cash equivalents, and restricted cash	$38,505	$68,036

Restricted cash balances for both periods presented are held in the form of money market accounts and represent collateral for the Company’s facility lease obligations.

5. Accrued expenses

Accrued expenses as of June 30, 2026 and December 31, 2025, consist of the following:

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
Employee compensation costs	$4,108	$9,091
Research and development costs	2,655	2,069
Accrued other	628	549
Professional services	560	389
Total	$7,951	$12,098

6. Lease obligation

Operating Leases

As of June 30, 2026, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts (the “Lexington Facility”) through January 31, 2031, and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

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

Operating lease cost was $1.8 million and $1.9 million during the three months ended June 30, 2026 and 2025, respectively. Operating lease cost was $3.7 million and $3.8 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted-average remaining lease term was 3.2 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.5%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating sublease income	$402	$303	$804	$606

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
Remainder of 2026	$4,908
2027	7,763
2028	7,996
2029	8,235
2030	8,483
Thereafter	227
Total future minimum lease payments	$37,612
Less: imputed interest	(5,045)
Total operating lease liabilities	$32,567
Reported as:
Operating lease liabilities	$6,876
Operating lease liabilities, net of current portion	25,691
Total operating lease liabilities	$32,567

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

Litigation

The Company was not a party to any material legal matters or claims as of June 30, 2026 or December 31, 2025. The Company did not have contingency reserves established for any litigation liabilities as of June 30, 2026 or December 31, 2025.

8. Significant agreements

The Company’s significant agreements are described in Note 9, Significant Agreements, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three and six months ended June 30, 2026, there were no material changes to the Company’s collaboration agreements or option and license agreements, and the Company did not enter into any new material collaboration or license agreements. The Company recorded collaboration revenue of $3.2 million and $5.2 million during the three months ended June 30, 2026 and 2025, respectively. The Company recorded collaboration revenue of $5.8 million and $11.7 million during the six months ended June 30, 2026 and 2025, respectively.

Related Party Collaboration Receivable and Deferred Revenue

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities (reflected as deferred revenue in the condensed consolidated balance sheets) for the collaboration and license agreement the Company entered into with Neurocrine in January 2023 (the “2023 Neurocrine Collaboration Agreement”) and the collaboration and license agreement the Company entered into with Neurocrine in January 2019 (the “2019 Neurocrine Collaboration Agreement”) during the six months ended June 30, 2026:

	Balance at			Balance at
	December 31, 2025	Additions	Deductions	June 30, 2026
	(in thousands)
Related party collaboration receivables	$151	$372	$(301)	$222
Contract liabilities:
Deferred revenue	$1,590	$—	$(1,346)	$244

The change in the related party collaboration receivable balance for the six months ended June 30, 2026, is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, under the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the six months ended June 30, 2026, includes the recording of $1.3 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements.

9. Stock‑based compensation

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$1,128	$1,629	$1,788	$3,114
General and administrative	1,305	2,504	3,133	4,692
Total stock-based compensation expense	$2,433	$4,133	$4,921	$7,806

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

As of June 30, 2026, there were 1,736,020 shares available for future purchase under the ESPP.

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

As of June 30, 2026, there were 5,335,281 shares available under the 2025 Plan.

Restricted Stock Units and Performance Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit (“RSU”) activity and performance-based restricted stock unit (“PRSU”) activity under the Company’s equity award plans for the six months ended June 30, 2026, was as follows:

		Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested as of December 31, 2025	2,296,920	$5.39
Granted	797,398	3.71
Vested	(600,929)	6.18
Forfeited	(578,021)	5.39
Outstanding as of June 30, 2026	1,915,368	$4.44

All RSUs granted during the six months ended June 30, 2026, vest in equal amounts, annually over three years. Stock-based compensation for RSUs is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period.

As of June 30, 2026, the Company had unrecognized stock-based compensation expense related to its unvested RSUs (excluding PRSUs) of $5.0 million, which is expected to be recognized over the remaining average vesting period of 2.0 years.

During the first quarter of 2025, in connection with the Company’s annual compensation cycle, the Company granted PRSUs to members of the Company’s senior leadership team to more closely align with long-term performance incentives. The awards vest as to a certain number of PRSUs upon the achievement of specified clinical performance milestones over multiple years. Stock-based compensation for PRSUs is based on the fair value of the Company’s common stock on the date of grant and will be recognized at the time the achievement of the specified performance milestones becomes probable. The Company did not recognize any stock-based compensation expense in connection with the PRSUs during the six months ended June 30, 2026.

As of June 30, 2026, the Company had unrecognized stock-based compensation expense related to its unvested PRSUs of $2.0 million. The Company will recognize a cumulative catch-up adjustment in the period in which the specified performance condition is considered probable.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2026:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding as of December 31, 2025	9,613,881	$7.26	6.8	$1,251
Granted	2,650,700	3.69
Exercised	(192,931)	3.13
Cancelled or forfeited	(1,981,796)	7.25
Outstanding as of June 30, 2026	10,089,854	$6.41	7.1	$596
Exercisable as of June 30, 2026	6,268,111	$7.52	6.0	$534

As of June 30, 2026, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $11.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

10. Net loss per share

For purposes of the diluted net loss per share, unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options are considered to be potentially dilutive securities. Unvested RSUs and PRSUs and outstanding stock options were excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2026 and 2025, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three and six months ended June 30, 2026 and 2025.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of June 30,
	2026	2025
Unvested RSUs and PRSUs	1,915,368	2,726,298
Outstanding stock options	10,089,854	10,345,167
Total	12,005,222	13,071,465

11. Related‑party transactions

During the three and six months ended June 30, 2026, the Company received scientific advisory and consulting services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively. The total amount of fees paid to Dr. Sah for services provided during each of the six months ended June 30, 2026 and 2025 was $0.3 million.

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

For the three months ended June 30, 2026 and 2025, the Company recognized collaboration revenue of $0.4 million and $3.7 million, respectively, related to the 2023 and 2019 Neurocrine Collaboration Agreements. For the six months ended June 30, 2026 and 2025, the Company recognized collaboration revenue of $1.8 million and $8.6 million, respectively, related to the 2023 and 2019 Neurocrine Collaboration Agreements.

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

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM views the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue and segment expenses to net loss under the significant expense principle for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Collaboration revenue	$3,165	$5,200	$5,758	$11,673
External research and development (1):
Anti-tau antibody program (VY7523)	1,959	3,705	4,336	7,954
Tau silencing gene therapy program (VY1706)	2,873	3,414	8,509	6,588
SOD1 silencing gene therapy program	—	380	—	2,266
Partnered programs (2)	1,787	1,898	2,459	2,889
Other programs and platforms (3)	2,437	3,818	4,136	6,999
Internal research and development (4)	7,781	10,263	15,874	20,221
Facilities and other research and development (5)	5,204	7,852	11,329	15,939
General and administrative (5)	7,516	10,495	15,777	20,135
Interest income	1,528	2,831	3,440	6,122
Other income	411	427	846	845
Income tax provision	20	15	34	52
Net loss	$(24,473)	$(33,382)	$(52,410)	$(64,403)

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

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline includes two programs targeting tau, a protein associated with neurodegeneration and cognitive decline in AD as well as multiple other tauopathies. VY1706 is an investigational tau-silencing gene therapy product candidate for the treatment of AD, and VY7523 is an investigational anti-tau antibody product candidate for the treatment of AD.

VY1706 is designed to reduce the production of tau in the brain. The core of VY1706 is a vectorized small interfering RNA, or siRNA, that targets microtubule-associated protein tau, or MAPT, messenger RNA, or mRNA, to decrease levels of both intracellular and extracellular tau in the brain. This core is encapsulated in a Voyager TRACER™ AAV capsid that leverages alkaline phosphatase, or ALPL, a well-conserved, novel receptor identified by us, designed to deliver the siRNA into the brain following a one-time IV dose. In a preclinical program spanning multiple species, VY1706 has demonstrated a favorable tolerability profile and has been shown to reduce tau protein by up to 75% in key non-human primate, or NHP, brain regions relevant to AD while de-targeting the liver. In a good laboratory practice, or GLP, toxicology study of VY1706, the results of which were presented in July 2026 at the Alzheimer's Association International Conference, VY1706 demonstrated a favorable tolerability profile, with no adverse clinical pathology or histopathological findings observed in NHPs in the CNS, dorsal root ganglia, and peripheral organs (including liver) up to the highest dose tested of 5 x 1013 vector genomes per kilogram. Additionally, VY1706 was shown to reduce MAPT mRNA and tau protein by up to 75% in key NHP brain regions relevant to AD through six months.

In the second quarter of 2026, the U.S. Food and Drug Administration, or FDA, cleared our Investigational New Drug, or IND, application for VY1706, enabling initiation of a clinical trial of VY1706 in adults with early AD who have evidence of tau pathology in the brain as confirmed by positron emission tomography, or PET. In July 2026, Health Canada cleared our Clinical Trial Application, or CTA, enabling the inclusion of Canadian clinical trial sites in the trial. The multi-site, open-label, dose-escalation clinical trial is expected to enroll up to 18 patients across three cohorts, with the highest dose not exceeding 5 x 1013 vector genomes per kilogram. VY1706 will be administered in the trial as a one-time IV dose. The primary endpoint of the trial is to evaluate the safety and tolerability of VY1706. Secondary endpoints are designed to assess VY1706’s effect on tau biology, including changes in cerebrospinal fluid, or CSF, biomarkers of tau and changes in tau pathology measured by tau PET imaging. Dosing is expected to begin in the fourth quarter of 2026. We expect to provide three critical data updates during the trial, beginning with initial acute safety data, which we anticipate announcing in early 2027, pending enrollment progress and timing. The second and third anticipated data updates include initial capsid platform validation, which we define as gene expression as measured by CSF tau, and initial asset proof-of-concept, which we define as changes in tau pathology measured by PET imaging data. We anticipate the potential to observe initial CSF tau biomarker-based data beginning in the second half of 2027, pending enrollment progress and timing.

VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of extracellular tau, which is closely correlated with disease progression and cognitive decline in AD. VY7523 targets an epitope in the C-terminal region and is specific for pathological tau. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. Enrollment in this MAD clinical trial was completed in the fourth quarter of 2025, and we expect initial tau PET imaging efficacy data in the fourth quarter of 2026.

Our proprietary pipeline also includes an early research initiative to develop a non-viral therapeutic that leverages our proprietary Voyager NeuroShuttleTM platform for the treatment of an undisclosed neurological disease.

In addition to our wholly-owned pipeline, we are advancing three programs with collaboration partners for which we retain options to participate in future development and commercialization. Two of these programs are in collaboration with Neurocrine: a frataxin (FXN) gene therapy program for FA, or the FA Program, and a glucosylceramidase beta 1 gene therapy program that will focus on Gaucher disease and PD, or the GBA1 Program. Neurocrine has stated that, pending successful FDA IND clearance, it intends to initiate a clinical trial with NBIB-’223 for the treatment of FA in the second half of 2026. In preclinical studies, IV-administered NBIB-’223 resulted in protein expression in the brain and heart, and GLP toxicology studies for NBIB-’223 are now complete. In May 2026, FDA granted orphan drug designation to NBIB-’223 for the treatment of FA. Neurocrine has informed us that it continues to progress the GBA1 Program in addition to three gene therapy programs for which we do not have opt-in rights. We maintain options to co-develop and co-commercialize the FA Program, under which profits and losses of the program would be allocated 60% to Neurocrine and 40% to us, and the GBA1 Program, under which profits and losses of the program would be allocated 50% to Neurocrine and 50% to us, in each case in the U.S.

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

We are collaborating with Neurocrine on three gene therapy programs against undisclosed targets. Two of these three programs have development candidates selected and are advancing through preclinical toxicology studies. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapy programs for spinal muscular atrophy, or SMA, and Huntington’s disease, or HD. We have also licensed capsids to Novartis for one undisclosed CNS target and to Alexion for one undisclosed rare neurological disease target. In total, our partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $6.8 billion in milestone payments across the partnered portfolio, including $2.4 billion in potential development milestone payments, as well as royalties.

All of the gene therapy product candidates in our wholly-owned and collaborative pipeline are delivered intravenously leveraging TRACER Capsids. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier, or BBB, and enhanced CNS tropism in multiple species, including NHPs. We subsequently utilized these BBB-penetrant capsids to identify the receptors by which the capsids enter the BBB. We have identified multiple receptors, including ALPL, that are capable of transporting a large biologic molecule, such as a capsid, across the BBB.

We have leveraged our knowledge of BBB receptors, discovered using TRACER, to develop a second delivery platform called Voyager NeuroShuttleTM. Voyager NeuroShuttle is a non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the BBB. The first NeuroShuttle within the platform leverages the ALPL receptor. During the third quarter of 2025, we shared the results of initial murine proof-of-concept studies of ALPL-VYGR-NeuroShuttle demonstrating in the study sustained brain expression over three weeks, compared to less than one week for transferrin receptor, or TfR, shuttles, with no impact on circulating reticulocytes or downstream measurements of anemia. In addition to the initial murine proof-of-concept data provided for the ALPL-VYGR-NeuroShuttle, a proof-of-concept study using anti-amyloid antibodies demonstrated that the ALPL-VYGR-NeuroShuttle showed similar target engagement to a TfR shuttle. We have initiated a discovery program using ALPL-VYGR-NeuroShuttle to target an undisclosed neurological disease.

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

The 2019 Neurocrine Collaboration Agreement provides for aggregate development milestone payments from Neurocrine to us for the gene therapy products, or the 2019 Collaboration Products, under the FA Program of up to $195.0 million. We may be entitled to receive aggregate commercial milestone payments for each 2019 Collaboration Product of up to $275.0 million, for a total of up to $550.0 million under the FA Program. Neurocrine has also agreed to pay us royalties, based on future net sales of the 2019 Collaboration Products. Such royalty percentages, for net sales in and outside the United States, as applicable, range from the low-teens to high-teens and high-single digits to mid-teens, for the FA Program. For a further description of the 2019 Neurocrine Collaboration Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the caption “2019 Neurocrine Collaboration Agreement.”

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

We paid Transition Bio a low single-digit million-dollar upfront payment during the year ended December 31, 2024, in connection with a prior agreement. During the fourth quarter of 2025, we paid Transition Bio an additional low single-digit million-dollar payment for the achievement of a research milestone. Transition Bio is eligible to receive potential research, development, commercial and net sales milestone payments totaling up to $500.0 million. Transition Bio is also eligible for high single-digit to low double-digit royalties on net sales during the royalty term of up to ten years. For a further description of the Transition Bio Agreement, refer to Note 9, Significant Agreements, to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the caption “Other Agreements.”

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

Accumulated Deficit; Expenses

We have a history of incurring significant losses. We reported a net loss of $52.4 million for the six months ended June 30, 2026, and a net loss of $119.7 million for the fiscal year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $498.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, if and as we:

•
initiate and conduct clinical trials in connection with our VY1706 tau silencing program, which we expect to initiate in the fourth quarter of 2026, and continue to conduct clinical trials in connection with our VY7523 anti-tau antibody program;
•
continue investing in our proprietary antibody program, non-viral therapeutics platform, gene therapy platforms and programs, and other research and development initiatives;
•
continue investing in NeuroShuttle, our proprietary non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the BBB;
•
continue investing in and supporting TRACER, our proprietary discovery platform to facilitate the selection of TRACER Capsids, and our investment to discover TRACER Capsids with broad tropism in CNS and other tissues with cell-specific transduction properties for particular therapeutic applications;
•
continue investing in our collaboration with Transition Bio to advance small molecules targeting TDP-43 to treat ALS and frontotemporal dementia with TDP-43 pathology;
•
increase our investment in the discovery and development of additional modalities for receptor-mediated non-viral delivery of therapeutic payloads to the CNS, including but not limited to our ALPL and other BBB-receptors;
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
•
identify additional diseases for treatment with our AAV gene and non-viral therapies and BBB-crossing technologies and develop additional programs or product candidates;
•
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
•
increase our clinical trial insurance coverage as we expand our clinical trials and increase our product liability insurance once we engage in commercialization efforts; and
•
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended June 30, 2026, we recognized $0.4 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement and $2.8 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement. For the six months ended June 30, 2026, we recognized $1.3 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $0.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, and $4.0 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement.

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
•
the cost of purchasing laboratory supplies and non‑capital equipment used in designing, developing and manufacturing preclinical and clinical study materials;
•
consultant fees;
•
facility costs, including rent, depreciation and maintenance expenses;
•
the cost of securing and protecting intellectual property rights associated with our research and development activities;
•
fees for maintaining licenses under our third-party licensing agreements; and
•
payments under our research and collaboration agreements.

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

•
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

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three months ended June 30, 2026, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2026.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$3,165	$5,200	$(2,035)
Operating expenses:
Research and development	22,041	31,330	(9,289)
General and administrative	7,516	10,495	(2,979)
Total operating expenses	29,557	41,825	(12,268)
Other income, net:
Interest income	1,528	2,831	(1,303)
Other income	411	427	(16)
Total other income, net	1,939	3,258	(1,319)
Loss before income taxes	(24,453)	(33,367)	8,914
Income tax provision	20	15	5
Net loss	$(24,473)	$(33,382)	$8,909

Collaboration Revenue

Collaboration revenue was $3.2 million and $5.2 million for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, we recognized $0.4 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement and $2.8 million of collaboration revenue under the 2023 Novartis Collaboration Agreement. During the three months ended June 30, 2025, we recognized $1.3 million of collaboration revenue under the 2023 Neurocrine Collaboration Agreement, $2.4 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, $1.4 million of collaboration revenue under the 2023 Novartis Collaboration Agreement, and $0.1 million in other collaboration revenue.

Research and Development Expense

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change
	(in thousands)
Internal research and development	$7,781	$10,263	$(2,482)
External research and development:
Anti-tau antibody program (VY7523)	1,959	3,705	(1,746)
Tau silencing gene therapy program (VY1706)	2,873	3,414	(541)
SOD1 silencing gene therapy program	—	380	(380)
Partnered programs	1,787	1,898	(111)
Other programs and platforms	2,437	3,818	(1,381)
Facilities and other	5,204	7,852	(2,648)
Total research and development expenses	$22,041	$31,330	$(9,289)

Research and development expense was $22.0 million and $31.3 million for the three months ended June 30, 2026 and 2025, respectively. The $9.3 million decrease was primarily attributable to lower employee-related expenses and shared facilities and other costs due to lower headcount resulting from restructuring actions undertaken in 2025. The decrease was further attributable to reduced spend on VY7523 as enrollment in the clinical trial was completed as well as lower spend on other programs and platforms as a result of program prioritization.

General and Administrative Expense

General and administrative expense was $7.5 million and $10.5 million for the three months ended June 30, 2026 and 2025, respectively. The $3.0 million decrease was primarily attributable to reduced employee-related expenses due to lower headcount resulting from restructuring actions undertaken in 2025.

Other Income, Net

Other income, net was $1.9 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively. The $1.3 million decrease was primarily attributable to lower interest earned on our marketable securities as a result of lower average marketable securities balances during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$5,758	$11,673	$(5,915)
Operating expenses:
Research and development	46,643	62,856	(16,213)
General and administrative	15,777	20,135	(4,358)
Total operating expenses	62,420	82,991	(20,571)
Other income, net:
Interest income	3,440	6,122	(2,682)
Other income	846	845	1
Total other income, net	4,286	6,967	(2,681)
Loss before income taxes	(52,376)	(64,351)	11,975
Income tax provision	34	52	(18)
Net loss	$(52,410)	$(64,403)	$11,993

Collaboration Revenue

Collaboration revenue was $5.8 million and $11.7 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we recognized $1.3 million of collaboration revenue under the 2023 Neurocrine Collaboration Agreement, $0.5 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, and $4.0 million of collaboration revenue under the 2023 Novartis Collaboration Agreement. During the six months ended June 30, 2025, we recognized $5.8 million of collaboration revenue under the 2023 Neurocrine Collaboration Agreement, $2.8 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, $2.7 million of collaboration revenue under the 2023 Novartis Collaboration Agreement, and $0.4 million in other collaboration revenue.

Research and Development Expense

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	June 30,
	2026	2025	Change
	(in thousands)
Internal research and development	$15,874	$20,221	$(4,347)
External research and development:
Anti-tau antibody program (VY7523)	4,336	7,954	(3,618)
Tau silencing gene therapy program (VY1706)	8,509	6,588	1,921
SOD1 silencing gene therapy program	—	2,266	(2,266)
Partnered programs	2,459	2,889	(430)
Other programs and platforms	4,136	6,999	(2,863)
Facilities and other	11,329	15,939	(4,610)
Total research and development expenses	$46,643	$62,856	$(16,213)

Research and development expense was $46.6 million and $62.9 million for the six months ended June 30, 2026 and 2025, respectively. The $16.2 million decrease was primarily attributable to lower employee-related expenses and shared facilities and other costs due to lower headcount resulting from restructuring actions undertaken in 2025. The decrease was further attributable to reduced spend on VY7523 as enrollment in the clinical trial was completed, the discontinuation of the SOD1 program, and reduced spend on other programs and platforms as a result of program prioritization. The decrease was partially offset by increased spend on VY1706 in preparation for the planned clinical trial initiation.

General and Administrative Expense

General and administrative expense was $15.8 million and $20.1 million for the six months ended June 30, 2026 and 2025, respectively. The $4.4 million decrease was primarily attributable to lower legal fees and reduced employee-related expenses due to lower headcount resulting from restructuring actions undertaken in 2025.

Other Income, Net

Other income, net was $4.3 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively. The $2.7 million decrease was primarily attributable to lower interest earned on our marketable securities as a result of lower average marketable securities balances during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

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

In November 2025, we entered into a sales agreement with TD Securities (USA) LLC, as the sales agent, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $100.0 million through an at-the-market program, or the ATM Facility. During the six months ended June 30, 2026, we sold 1,358,566 shares of our common stock under the ATM Facility at a weighted average price of $4.31 per share for net proceeds of $5.7 million, after deducting commissions and offering costs. As of June 30, 2026, $94.1 million remained available to be sold under the ATM Facility.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(59,261)	$(71,156)
Investing activities	23,492	43,134
Financing activities	6,238	595
Net decrease in cash, cash equivalents, and restricted cash	$(29,531)	$(27,427)

Net Cash Used in Operating Activities

Net cash used in operating activities was $59.3 million during the six months ended June 30, 2026, compared to $71.2 million during the six months ended June 30, 2025. The decrease in net cash used in operating activities is primarily attributed to a lower net loss. Net cash used in operating activities during the six months ended June 30, 2026, was primarily due to our net loss of $52.4 million, combined with changes in our working capital accounts, including decreases in accounts payable, accrued expenses and operating lease liabilities during the six months ended June 30, 2026.

Net cash used in operating activities during the six months ended June 30, 2025, was primarily due to our net loss of $64.4 million, combined with changes in our working capital accounts, including decreases in accounts payable, accrued expenses, operating lease liabilities and deferred revenue during the six months ended June 30, 2025.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $23.5 million during the six months ended June 30, 2026, compared to $43.1 million during the six months ended June 30, 2025. The decrease was primarily due to a decrease in proceeds from sales and maturities of marketable securities which was $94.4 million during the six months ended June 30, 2026, partially offset by decreases in purchases of marketable securities, which was $70.9 million during the six months ended June 30, 2026.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.2 million during the six months ended June 30, 2026, compared to $0.6 million during the six months ended June 30, 2025. The increase was primarily due to $5.7 million in net proceeds during the six months ended June 30, 2026, from the issuance of common stock from the ATM Facility.

Funding Requirements

Our expenses decreased during the six months ended June 30, 2026, as compared with the six months ended June 30, 2025, as a result of continued portfolio prioritization and alignment of operating expenditures with our current capital resources. We expect we will continue to incur research and development expenses as we continue our research and development activities, conduct clinical trials, including completing the Phase 1 MAD clinical trial for VY7523 and initiating the clinical trial for VY1706, and seek marketing approval of our product candidates, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur costs associated with operating as a public company, including executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $148.8 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at June 30, 2026, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into 2028. Our future capital requirements will depend on many factors, including:

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
•
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
•
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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of June 30, 2026, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 9, 2026. Any of the risks and uncertainties described in our Annual Report on Form 10-K could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and such risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the discussion under the caption “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors.

ITEM 5. OTHER INFORMATION

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Nancy Vitale (Director)	Adoption (June 7, 2026)	Rule 10b5-1 trading arrangement for exercises of options and sales of shares	Sale	Until September 30, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 137,000 shares

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

INDEX TO EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Company, as amended.					X

10.1#	Employment Agreement, by and between the Registrant and Amy Quinlan, dated as of December 17, 2024.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.					X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Date: August 6, 2026	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock
Alfred Sandrock
Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/s/ Robin Swartz
Robin Swartz
Chief Operating Officer and Chief Business Officer
(Principal Financial Officer)