Form 10-Q
period 2026-09-30
Voyager Therapeutics, Inc.
filed 2026-11-05
CIK 1640266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 30, 2026, was 62,229,182.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•
our plans to develop, manufacture and commercialize our proprietary adeno-associated virus, or AAV, gene therapy, antibody, and small molecule product candidates;
•
our ability to continue to develop our proprietary gene therapy platform technologies, including our TRACERTM (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) discovery platform, our non-viral platform, including VOYAGER NEUROSHUTTLETM, and our proprietary programs;
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
•
our ongoing and planned clinical trials, preclinical development efforts, related timelines and studies, including our plans to generate initial data from the Phase 1 multiple ascending dose clinical trial of VY7523 in early Alzheimer’s disease patients in the fourth quarter of 2026 and to begin dosing patients and generating initial acute safety data and initial cerebrospinal fluid tau biomarker-based data in a clinical trial of VY1706;
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
•
our ability to control costs and prioritize our product candidate pipeline and platform development objectives successfully in connection with our strategic initiatives, including the restructuring in September 2026; and
•
the planned transition of our Chief Executive Officer role.

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

We obtained the statistical and other industry and market data in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q from our own internal estimates and research, as well as from industry and general publications and research, surveys, studies and trials conducted by third parties. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, while we believe the market opportunity information included in this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q is reliable and is based upon reasonable assumptions, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors” and in the documents we have filed as exhibits to the Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

VOYAGER THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Voyager Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$48,408	$65,300
Marketable securities	58,398	131,147
Accounts receivable	4,017	1,761
Related party collaboration receivable	257	151
Prepaid expenses and other current assets	3,350	4,328
Total current assets	114,430	202,687
Property and equipment, net	9,767	13,136
Restricted cash	2,736	2,736
Marketable securities, non-current	25,327	5,244
Other non-current assets	214	—
Operating lease, right-of-use assets	24,579	28,478
Total assets	$177,053	$252,281
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,947	$5,013
Accrued expenses	8,488	12,098
Operating lease liabilities	6,378	7,840
Deferred revenue	—	1,590
Total current liabilities	16,813	26,541
Operating lease liabilities, net of current portion	24,129	28,659
Other non-current liabilities	1,000	1,000
Total liabilities	41,942	56,200
Commitments, contingencies, and other liabilities (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value: 240,000,000 and 120,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 62,173,465 and 59,047,860 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	62	59
Additional paid-in capital	658,687	641,895
Accumulated other comprehensive (loss) income	(629)	32
Accumulated deficit	(523,009)	(445,905)
Total stockholders’ equity	135,111	196,081
Total liabilities and stockholders’ equity	$177,053	$252,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration revenue	$4,014	$13,365	$9,772	$25,038
Operating expenses:
Research and development	24,371	35,866	71,014	98,722
General and administrative	6,065	8,093	21,842	28,228
Total operating expenses	30,436	43,959	92,856	126,950
Operating loss	(26,422)	(30,594)	(83,084)	(101,912)
Other income, net:
Interest income	1,340	2,385	4,780	8,507
Other income	406	400	1,252	1,245
Total other income, net	1,746	2,785	6,032	9,752
Loss before income taxes	(24,676)	(27,809)	(77,052)	(92,160)
Income tax provision	18	83	52	135
Net loss	$(24,694)	$(27,892)	$(77,104)	$(92,295)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(208)	228	(661)	414
Total other comprehensive (loss) income	(208)	228	(661)	414
Comprehensive loss	$(24,902)	$(27,664)	$(77,765)	$(91,881)

Net loss per share, basic and diluted	$(0.40)	$(0.47)	$(1.27)	$(1.57)

Weighted-average common shares outstanding, basic and diluted	61,824,703	58,803,015	60,631,494	58,608,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	59,047,860	$59	$641,895	$32	$(445,905)	$196,081
Exercises of stock options	87,081	—	294	—	—	294
Vesting of restricted stock units	545,015	—	—	—	—	—
Issuance of common stock from at-the-market sales agreement, net of issuance costs	630,570	1	3,037	—	—	3,038
Stock-based compensation expense	—	—	2,488	—	—	2,488
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(295)	—	(295)
Net loss	—	—	—	—	(27,937)	(27,937)
Balance at March 31, 2026	60,310,526	$60	$647,714	$(263)	$(473,842)	$173,669
Exercises of stock options	105,481	—	57	—	—	57
Vesting of restricted stock units	55,914	—	—	—	—	—
Issuance of common stock under ESPP	73,473	—	219	—	—	219
Issuance of common stock from at-the-market sales agreement, net of issuance costs	727,996	1	2,629	—	—	2,630
Stock-based compensation expense	—	—	2,433	—	—	2,433
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	(24,473)	(24,473)
Balance at June 30, 2026	61,273,390	$61	$653,052	$(421)	$(498,315)	$154,377
Vesting of restricted stock units	21,769	—	—	—	—	—
Issuance of common stock from at-the-market sales agreement, net of issuance costs	878,306	1	3,032	—	—	3,033
Stock-based compensation expense	—	—	2,603	—	—	2,603
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(208)	—	(208)
Net loss	—	—	—	—	(24,694)	(24,694)
Balance at September 30, 2026	62,173,465	$62	$658,687	$(629)	$(523,009)	$135,111

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	54,731,316	$55	$626,296	$(407)	$(326,184)	$299,760
Exercises of stock options	27,613	—	82	—	—	82
Vesting of restricted stock units	450,556	—	—	—	—	—
Stock-based compensation expense	—	—	3,673	—	—	3,673
Unrealized gain on available-for-sale securities, net of tax	—	—	—	208	—	208
Net loss	—	—	—	—	(31,021)	(31,021)
Balance at March 31, 2025	55,209,485	$55	$630,051	$(199)	$(357,205)	$272,702
Exercises of stock options	27,433	1	78	—	—	79
Vesting of restricted stock units	99,528	—	—	—	—	—
Issuance of common stock under ESPP	98,510	—	434	—	—	434
Stock-based compensation expense	—	—	4,133	—	—	4,133
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(33,382)	(33,382)
Balance at June 30, 2025	55,434,956	$56	$634,696	$(221)	$(390,587)	$243,944
Exercises of stock options	29,059	—	85	—	—	85
Vesting of restricted stock units	18,247	—	—	—	—	—
Stock-based compensation expense	—	—	3,460	—	—	3,460
Unrealized gain on available-for-sale securities, net of tax	—	—	—	228	—	228
Net loss	—	—	—	—	(27,892)	(27,892)
Balance at September 30, 2025	55,482,262	$56	$638,241	$7	$(418,479)	$219,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flow from operating activities
Net loss	$(77,104)	$(92,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,524	11,266
Depreciation	2,676	3,011
Amortization of premiums and discounts on marketable securities	(748)	(2,443)
Loss on disposal of fixed assets	682	79
Non-cash lease expense	3,899	3,609
Changes in operating assets and liabilities:
Accounts receivable	(2,256)	(1,682)
Related party collaboration receivable	(106)	(175)
Prepaid expenses and other current assets	978	1,327
Other non-current assets	(214)	—
Accounts payable	(3,066)	(1,880)
Accrued expenses	(3,610)	685
Operating lease liabilities	(5,992)	(5,358)
Deferred revenue	(1,590)	(18,348)
Net cash used in operating activities	(78,927)	(102,204)
Cash flow from investing activities
Purchases of property and equipment	(14)	(1,970)
Proceeds from sale of property and equipment	25	—
Purchases of marketable securities	(78,543)	(121,426)
Proceeds from sales and maturities of marketable securities	131,296	201,418
Net cash provided by investing activities	52,764	78,022
Cash flow from financing activities
Proceeds from the exercise of stock options	351	246
Proceeds from the purchase of common stock under ESPP	219	434
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	8,701	—
Net cash provided by financing activities	9,271	680
Net decrease in cash, cash equivalents, and restricted cash	(16,892)	(23,502)
Cash, cash equivalents, and restricted cash, beginning of period	68,036	74,241
Cash, cash equivalents, and restricted cash, end of period	$51,144	$50,739

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

Many of the Company’s programs are derived from its TRACER™ (Tropism Redirection of AAV by Cell-type-specific Expression of RNA) adeno-associated virus (“AAV”) capsid discovery platform, which it has used to generate novel capsids and identify associated receptors to potentially enable high brain penetration with genetic medicines following intravenous dosing. TRACER is a broadly applicable, RNA-based screening platform that enables rapid discovery of AAV capsids with robust penetration of the blood-brain barrier (“BBB”) and enhanced CNS tropism in multiple species, including non-human primates. The Company is also developing a second, non-viral platform focused on non-viral receptor-mediated transport across the BBB, the Voyager NeuroShuttleTM platform.

The Company has a history of incurring annual net operating losses. As of September 30, 2026, the Company had an accumulated deficit of $523.0 million. The Company has not generated any product revenue and has financed its operations primarily through public offerings and private placements of its equity securities and funding from fees, milestone payments, and cost reimbursements associated with its prior and current collaborations and license agreements.

As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $132.1 million. Based upon its current operating plan, the Company expects that its existing cash, cash equivalents, and marketable securities at September 30, 2026, to be sufficient to meet the Company’s planned operating expenses and capital expenditure requirements for at least twelve months from the issuance of these condensed consolidated financial statements.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2026	(in thousands)
Cash equivalents:
Money market funds	$30,288	$30,288	$—	$—
U.S. Treasury notes	4,996	4,996	—	—
Corporate bonds	1,000	—	1,000	—
Marketable securities:
U.S. Treasury notes	21,889	21,889	—	—
U.S. Government agency securities	21,489	21,489	—	—
Corporate bonds	34,486	—	34,486	—
Commercial paper	5,861	—	5,861	—
Total cash equivalents and marketable securities	$120,009	$78,662	$41,347	$—
December 31, 2025
Cash equivalents:
Money market funds	$51,161	$51,161	$—	$—
Commercial paper	3,477	—	3,477	—
Marketable securities:
U.S. Treasury notes	72,805	72,805	—	—
U.S. Government agency securities	15,387	15,387	—	—
Corporate bonds	44,260	—	44,260	—
Commercial paper	3,939	—	3,939	—
Total cash equivalents and marketable securities	$191,029	$139,353	$51,676	$—

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

4. Cash equivalents and available-for-sale marketable securities

Cash equivalents and available-for-sale marketable securities included the following as of September 30, 2026 and December 31, 2025:

			Unrealized Losses
	Amortized Cost	Unrealized Gains	Less than 12 months	Greater than 12 months	Fair Value
	(in thousands)
As of September 30, 2026
Cash equivalents:
Money market funds	$30,288	$—	$—	$—	$30,288
U.S. Treasury notes	4,996	—	—	—	4,996
Corporate bonds	1,000	—	—	—	1,000
Marketable securities:
U.S. Treasury notes	22,035	—	(7)	(139)	21,889
U.S. Government agency securities	21,705	—	(73)	(143)	21,489
Corporate bonds	34,625	—	(60)	(79)	34,486
Commercial paper	5,861	—	—	—	5,861
Total cash equivalents and marketable securities	$120,510	$—	$(140)	$(361)	$120,009
As of December 31, 2025
Cash equivalents:
Money market funds	$51,161	$—	$—	$—	$51,161
Commercial paper	3,477	—	—	—	3,477
Marketable securities:
U.S. Treasury notes	72,665	141	(1)	—	72,805
U.S. Government agency securities	15,376	18	—	(7)	15,387
Corporate bonds	44,251	19	(10)	—	44,260
Commercial paper	3,939	—	—	—	3,939
Total cash equivalents and marketable securities	$190,869	$178	$(11)	$(7)	$191,029

All of the Company’s marketable securities as of September 30, 2026 and December 31, 2025, have a contractual maturity of two years or less.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection with these investments, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive (loss) income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in other income, net within the condensed consolidated statement of operations and comprehensive (loss) income. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No credit losses were recorded during the periods presented.

As of September 30, 2026 and December 31, 2025, the Company held 59 and 20 marketable securities, respectively, that were in an unrealized loss position, representing $78.4 million and $26.6 million in fair value, respectively. The unrealized losses as of September 30, 2026 and December 31, 2025, were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$48,408	$65,300
Restricted cash included in deposits and other non-current assets	2,736	2,736
Total cash, cash equivalents, and restricted cash	$51,144	$68,036

Restricted cash balances for both periods presented are held in the form of money market accounts and represent collateral for the Company’s facility lease obligations.

5. Accrued expenses

Accrued expenses as of September 30, 2026 and December 31, 2025, consist of the following:

	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
Employee compensation costs	$5,937	$9,091
Research and development costs	1,473	2,069
Accrued other	404	549
Professional services	674	389
Total	$8,488	$12,098

During the three and nine months ended September 30, 2026, the Company recognized $1.4 million of employee separation costs related to restructuring activities, which are included within “employee compensation costs” above.

6. Lease obligation

Operating Leases

As of September 30, 2026, the Company has a lease for laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts (the “Lexington Facility”) through January 31, 2031, and a lease for additional office and laboratory space at 64 Sidney Street in Cambridge, Massachusetts (the “Cambridge Facility”) through November 30, 2026.

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

Operating lease cost was $1.8 million and $1.9 million during the three months ended September 30, 2026 and 2025, respectively. Operating lease cost was $5.5 million and $5.7 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the weighted-average remaining lease term was 2.9 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.5%.

The following table summarizes the operating sublease income generated under the Sublease Agreement for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating sublease income	$402	$303	$1,205	$909

Future minimum lease payments due under operating leases are as follows:

Total Minimum
Year Ending December 31,	Lease Payments
(in thousands)
Remainder of 2026	$2,343
2027	7,763
2028	7,996
2029	8,235
2030	8,483
Thereafter	227
Total future minimum lease payments	$35,047
Less: imputed interest	(4,540)
Total operating lease liabilities	$30,507
Reported as:
Operating lease liabilities	$6,378
Operating lease liabilities, net of current portion	24,129
Total operating lease liabilities	$30,507

7. Commitments, contingencies and other liabilities

Other Agreements

In 2016, the Company entered into a research and development funding arrangement with a non-profit organization that provided up to $4.0 million in funding to the Company upon the achievement of certain clinical and development milestones. The agreement, as amended in 2022, provides that the Company is obligated to repay amounts received under certain circumstances, including termination of the agreement, and to pay an amount up to 2.6 times the funding received upon successful development and commercialization of any products developed. In 2017, the Company earned a milestone payment of $1.0 million. The Company evaluated the arrangement and concluded that it represents a research and development financing arrangement as it is probable that the Company will repay amounts received under the arrangement. As a result, the $1.0 million is recorded as a non-current liability in the condensed consolidated balance sheet.

Litigation

The Company was not a party to any material legal matters or claims as of September 30, 2026 or December 31, 2025. The Company did not have contingency reserves established for any litigation liabilities as of September 30, 2026 or December 31, 2025.

8. Significant agreements

The Company’s significant agreements are described in Note 9, Significant Agreements, within the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three and nine months ended September 30, 2026, there were no material changes to the Company’s collaboration agreements or option and license agreements, and the Company did not enter into any new material collaboration or license agreements. The Company recorded collaboration revenue of $4.0 million and $13.4 million during the three months ended September 30, 2026 and 2025, respectively. The Company recorded collaboration revenue of $9.8 million and $25.0 million during the nine months ended September 30, 2026 and 2025, respectively.

Related Party Collaboration Receivable and Deferred Revenue

The following table presents changes in the balances of the Company’s related party collaboration receivable and contract liabilities (reflected as deferred revenue in the condensed consolidated balance sheets) for the collaboration and license agreement the Company entered into with Neurocrine in January 2023 (the “2023 Neurocrine Collaboration Agreement”) and the collaboration and license agreement the Company entered into with Neurocrine in January 2019 (the “2019 Neurocrine Collaboration Agreement”) during the nine months ended September 30, 2026:

	Balance at			Balance at
	December 31, 2025	Additions	Deductions	September 30, 2026
	(in thousands)
Related party collaboration receivables	$151	$628	$(522)	$257
Contract liabilities:
Deferred revenue	$1,590	$—	$(1,590)	$—

The change in the related party collaboration receivable balance for the nine months ended September 30, 2026, is primarily driven by amounts owed to the Company for research and development services provided, offset by amounts collected during the period, under the 2023 and 2019 Neurocrine Collaboration Agreements. Deferred revenue activity for the nine months ended September 30, 2026, includes the recording of $1.6 million of collaboration revenue recognized on the proportional performance model during the period for the 2023 and 2019 Neurocrine Collaboration Agreements.

9. Stock‑based compensation

Stock‑Based Compensation Expense

Total compensation cost recognized for all stock‑based compensation awards in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$1,109	$1,526	$2,897	$4,640
General and administrative	1,494	1,934	4,627	6,626
Total stock-based compensation expense	$2,603	$3,460	$7,524	$11,266

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

As of September 30, 2026, there were 1,736,020 shares available for future purchase under the ESPP.

2025 Stock Incentive Plan

On March 18, 2025, the Board adopted, and on June 3, 2025, the stockholders approved, the 2025 Stock Incentive Plan (the “2025 Plan”). Under the 2025 Plan, the Company may issue awards for up to a number of shares of common stock equal to the sum of: (i) 3,631,952 shares of common stock; and (ii) such additional number of shares of common stock (up to 14,190,976 shares) as is equal to the sum of (x) the number of shares of common stock reserved for issuance under the Company’s 2015 Stock Option and Incentive Plan (the “2015 Plan”) that remained available for grant thereunder immediately prior to the date that the 2025 Plan was approved by the Company's stockholders and (y) the number of shares of common stock subject to awards granted under the 2015

Plan that were outstanding as of the date that the 2025 Plan was approved by the Company's stockholders and which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options, to any limitations under the Internal Revenue Code of 1986, as amended, and any regulations thereunder).

The Company intends to utilize the 2025 Plan to grant equity awards to the Company’s employees, non-employee directors, consultants, and advisors in order to recruit, incentivize, retain and reward those who are critical to the Company’s success. No new awards will be granted under the 2015 Plan.

As of September 30, 2026, there were 5,636,483 shares available under the 2025 Plan.

Restricted Stock Units and Performance Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit (“RSU”) activity and performance-based restricted stock unit (“PRSU”) activity under the Company’s equity award plans for the nine months ended September 30, 2026, was as follows:

		Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested as of December 31, 2025	2,296,920	$5.39
Granted	808,648	3.71
Vested	(622,698)	6.20
Forfeited	(675,469)	5.23
Outstanding as of September 30, 2026	1,807,401	$4.42

All RSUs granted during the nine months ended September 30, 2026, vest in equal amounts, annually over three years. Stock-based compensation for RSUs is based on the fair value of the Company’s common stock on the date of grant and is recognized over the vesting period.

As of September 30, 2026, the Company had unrecognized stock-based compensation expense related to its unvested RSUs (excluding PRSUs) of $3.9 million, which is expected to be recognized over the remaining average vesting period of 1.8 years.

During the first quarter of 2025, in connection with the Company’s annual compensation cycle, the Company granted PRSUs to members of the Company’s senior leadership team to more closely align with long-term performance incentives. The awards vest as to a certain number of PRSUs upon the achievement of specified clinical performance milestones over multiple years. Stock-based compensation for PRSUs is based on the fair value of the Company’s common stock on the date of grant and will be recognized at the time the achievement of the specified performance milestones becomes probable. The Company did not recognize any stock-based compensation expense in connection with the PRSUs during the nine months ended September 30, 2026.

As of September 30, 2026, the Company had unrecognized stock-based compensation expense related to its unvested PRSUs of $2.0 million. The Company will recognize a cumulative catch-up adjustment in the period in which the specified performance condition is considered probable.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2026:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (in years)	(in thousands)
Outstanding as of December 31, 2025	9,613,881	$7.26	6.8	$1,251
Granted	2,681,200	3.69
Exercised	(192,562)	3.13
Cancelled or forfeited	(2,318,966)	7.00
Outstanding as of September 30, 2026	9,783,553	$6.43	6.9	$1
Exercisable as of September 30, 2026	6,480,079	$7.41	5.9	$1

As of September 30, 2026, the Company had unrecognized stock-based compensation expense related to its unvested stock options of $9.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

10. Net loss per share

For purposes of the diluted net loss per share, unvested restricted common stock awards, unvested RSUs and PRSUs, and outstanding stock options are considered to be potentially dilutive securities. Unvested RSUs and PRSUs and outstanding stock options were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2026 and 2025, because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for the three and nine months ended September 30, 2026 and 2025.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to include them would be anti-dilutive:

	As of September 30,
	2026	2025
Unvested RSUs and PRSUs	1,807,401	2,533,481
Outstanding stock options	9,783,553	10,076,993
Total	11,590,954	12,610,474

11. Related party transactions

During the three and nine months ended September 30, 2026, the Company received scientific advisory and consulting services from one of its prior executives, Dinah Sah, Ph.D., the Company’s former Chief Scientific Officer. The total amount of fees paid to Dr. Sah for services provided during the three months ended September 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively. The total amount of fees paid to Dr. Sah for services provided during each of the nine months ended September 30, 2026 and 2025 was $0.4 million.

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

For the three months ended September 30, 2026 and 2025, the Company recognized collaboration revenue of $0.5 million and $11.8 million, respectively, related to the 2023 and 2019 Neurocrine Collaboration Agreements. For the nine months ended September 30, 2026 and 2025, the Company recognized collaboration revenue of $2.2 million and $20.4 million, respectively, related to the 2023 and 2019 Neurocrine Collaboration Agreements.

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

The CODM views specific categories within research and development expenses and general and administrative expenses in totality as significant. Further, the CODM views the external research and development expenses of specific programs as significant given the impact on achieving the Company’s corporate goals. The following table reconciles reported collaboration revenue and segment expenses to net loss under the significant expense principle for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Collaboration revenue	$4,014	$13,365	$9,772	$25,038
External research and development (1):
Anti-tau antibody program (VY7523)	2,514	7,407	6,850	15,361
Tau silencing gene therapy program (VY1706)	2,762	5,621	11,271	12,209
SOD1 silencing gene therapy program	—	10	—	2,276
Partnered programs (2)	2,274	1,436	4,733	4,325
Other programs and platforms (3)	2,429	5,097	6,565	12,095
Internal research and development (4)	8,352	8,444	24,226	28,665
Facilities and other research and development (5)	6,040	7,851	17,369	23,791
General and administrative (5)	6,065	8,093	21,842	28,228
Interest income	1,340	2,385	4,780	8,507
Other income	406	400	1,252	1,245
Income tax provision	18	83	52	135
Net loss	$(24,694)	$(27,892)	$(77,104)	$(92,295)

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
(4)
Internal research and development consists of employee-related expenses, including salaries, benefits, and stock-based compensation expense.
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

We are advancing our own proprietary pipeline of drug candidates for neurological diseases, with a focus on AD. Our wholly-owned prioritized pipeline includes two programs targeting tau, a protein associated with neurodegeneration and cognitive decline in AD as well as multiple other tauopathies. VY1706 is an investigational tau silencing gene therapy product candidate for the treatment of AD, and VY7523 is an investigational anti-tau antibody product candidate for the treatment of AD.

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

In the second quarter of 2026, the U.S. Food and Drug Administration, or FDA, cleared our Investigational New Drug, or IND, application for VY1706, enabling initiation of a clinical trial of VY1706 in adults with early AD who have evidence of tau pathology in the brain as confirmed by positron emission tomography, or PET. In July 2026, Health Canada cleared our Clinical Trial Application, or CTA, enabling the inclusion of Canadian clinical trial sites in the trial. The multi-site, open-label, dose-escalation clinical trial is expected to enroll up to 18 patients across three cohorts, with the highest dose not exceeding 5 x 1013 vector genomes per kilogram. VY1706 will be administered in the trial as a one-time IV dose. The primary endpoint of the trial is to evaluate the safety and tolerability of VY1706. Secondary endpoints are designed to assess VY1706’s effect on tau biology, including changes in cerebrospinal fluid, or CSF, biomarkers of tau and changes in tau pathology measured by tau PET imaging. Patient screening is underway in the United States and patient dosing is expected to begin in the next few months, subject to the progress and timing of enrollment. We expect to provide three critical data updates during the trial, beginning with initial acute safety data. We anticipate announcing this update in the first quarter of 2027, subject to the progress and timing of the enrollment and dosing of patients. The second anticipated data update includes initial capsid platform validation, which we define as gene expression as measured by CSF tau. We currently anticipate the potential to observe CSF tau biomarker-based data approximately one year after dosing begins. The third anticipated data update includes initial asset proof-of-concept, which we define as changes in tau pathology measured by PET imaging data.

VY7523 is an IV-administered, recombinant, humanized IgG4 monoclonal antibody developed to inhibit the spread of extracellular tau, which is closely correlated with disease progression and cognitive decline in AD. VY7523 targets an epitope in the

C-terminal region and is specific for pathological tau. The murine version of VY7523 reduced tau spread by approximately 70% in preclinical studies. VY7523 demonstrated an acceptable safety, tolerability, and immunogenicity profile as well as expected pharmacokinetic results in a Phase 1, single ascending dose clinical trial in healthy volunteers. In February 2025, we initiated a Phase 1 multiple ascending dose, or MAD, clinical trial of VY7523 in early AD patients. Enrollment in this MAD clinical trial was completed in the fourth quarter of 2025, and the last patient / last visit occurred in October 2026. We expect to announce initial tau PET imaging efficacy data in the fourth quarter of 2026.

In addition to our wholly-owned pipeline, we are advancing three programs with collaboration partners for which we retain options to participate in future development and commercialization. Two of these programs are in collaboration with Neurocrine: a frataxin (FXN) gene therapy program for FA, or the FA Program, and a glucosylceramidase beta 1 gene therapy program that will focus on Gaucher disease and PD, or the GBA1 Program. In November 2026, Neurocrine announced that NBIB-’223, the product candidate in the FA Program, is expected to enter a Phase 1 clinical study in the coming months, with initial patient-level data anticipated in 2027. In preclinical studies, IV-administered NBIB-’223 resulted in protein expression in the brain and heart, and GLP toxicology studies for NBIB-’223 are complete. The FDA granted orphan drug designation and rare pediatric disease designation to NBIB-’223 in May 2026 for the treatment of FA. Separately, Neurocrine has informed us that it continues to progress the GBA1 Program. We maintain options to co-develop and co-commercialize the FA Program, under which profits and losses of the program would be allocated 60% to Neurocrine and 40% to us, and the GBA1 Program, under which profits and losses of the program would be allocated 50% to Neurocrine and 50% to us, in each case in the U.S.

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

We are collaborating with Neurocrine on three gene therapy programs against undisclosed targets which continue to progress and for which we do not have opt-in rights. Two of these three programs have development candidates selected and are advancing through preclinical toxicology studies. In addition to the Neurocrine collaborations, we have partnered with Novartis on TRACER Capsid-based gene therapy programs for spinal muscular atrophy, or SMA, and Huntington’s disease, or HD. We have also licensed capsids to Novartis for one undisclosed CNS target and to Alexion for one undisclosed rare neurological disease target. In total, our partnerships have delivered more than $500.0 million in non-dilutive funding to us to date, including upfront fees, development milestone payments, option exercise fees, license fees, and research and development expense reimbursement. Looking forward, we have the potential to earn up to $6.8 billion in milestone payments across the partnered portfolio, including $2.4 billion in potential development milestone payments, as well as royalties.

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

We have leveraged our knowledge of BBB receptors, discovered using TRACER, to develop a second delivery platform called Voyager NeuroShuttleTM. Voyager NeuroShuttle is a non-viral delivery platform leveraging novel receptor-binding molecules to transport multiple modalities of neurotherapeutics across the BBB. The first NeuroShuttle within the platform leverages the ALPL receptor. During the third quarter of 2025, we shared the results of initial murine proof-of-concept studies of ALPL-VYGR-NeuroShuttle demonstrating in the study sustained brain expression over three weeks, compared to less than one week for transferrin receptor, or TfR, shuttles, with no impact on circulating reticulocytes or downstream measurements of anemia. In addition to the initial murine proof-of-concept data provided for the ALPL-VYGR-NeuroShuttle, a proof-of-concept study using anti-amyloid antibodies demonstrated that the ALPL-VYGR-NeuroShuttle showed similar target engagement to a TfR shuttle. Our proprietary pipeline also includes an early research initiative that leverages our Voyager NeuroShuttleTM platform for the treatment of an undisclosed neurological disease.

Overview of Our Pipeline

Additional Business Matters

On October 20, 2026, as part of a planned leadership transition, our board of directors appointed Robin Swartz, who previously served as our Chief Operating Officer and Chief Business Officer, as President. Ms. Swartz is also expected to succeed Alfred W. Sandrock, Jr., M.D., Ph.D. as Chief Executive Officer following the anticipated receipt in the first quarter of 2027 of initial acute safety data in connection with our clinical trial of VY1706 in adults with early AD. Dr. Sandrock is expected to continue to serve as a member of the board following Ms. Swartz’s anticipated succession. For additional information, see our Current Report on Form 8-K filed with the SEC on October 21, 2026.

We recognized restructuring charges of approximately $1.4 million during the three months ended September 30, 2026, related to a reduction in force as part of our ongoing efforts to reduce operating expenses, align resources with our priorities and extend our cash runway. The charges primarily consisted of employee severance and other termination benefits and are classified within research and development expense and general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

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

Accumulated Deficit; Expenses

We have a history of incurring significant losses. We reported a net loss of $77.1 million for the nine months ended September 30, 2026, and a net loss of $119.7 million for the fiscal year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $523.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, if and as we:

•
continue to conduct clinical trials in connection with our VY1706 tau silencing program and our VY7523 anti-tau antibody program;
•
continue investing in our proprietary antibody program, non-viral platform, gene therapy platforms and programs, and other research and development initiatives;
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
•
continue our collaboration with Transition Bio to advance small molecules targeting TDP-43 to treat ALS and frontotemporal dementia with TDP-43 pathology;
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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended September 30, 2026, we recognized $0.5 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $3.1 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement, and $0.4 million in other collaboration revenue. For the nine months ended September 30, 2026, we recognized $1.3 million of collaboration revenue from the 2023 Neurocrine Collaboration Agreement, $0.9 million of collaboration revenue from the 2019 Neurocrine Collaboration Agreement, $7.2 million of collaboration revenue in connection with the 2023 Novartis Collaboration Agreement and $0.4 million in other collaboration revenue.

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
•
severance benefits, including cash severance, temporary health care coverage, and transition support services related to restructuring activities, which were recognized during 2026 and 2025;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, information technology, business development, legal and human resource functions. Other significant costs include corporate facility costs not otherwise included in research and development expenses, legal fees related to patent and corporate matters, fees for accounting and consulting services and severance benefits, including cash severance, temporary health care coverage, and transition support services related to restructuring activities recognized during 2026 and 2025. We expect general and administrative costs to decrease in the near term as a result of our continued disciplined expense management.

Other Income, Net

Other income, net consists primarily of interest income on our marketable securities and payments received under the sublease of the office and laboratory space in Cambridge, Massachusetts.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate. There were no changes to our critical accounting policies during the three and nine months ended September 30, 2026, as compared to those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, as filed with the SEC on March 9, 2026.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$4,014	$13,365	$(9,351)
Operating expenses:
Research and development	24,371	35,866	(11,495)
General and administrative	6,065	8,093	(2,028)
Total operating expenses	30,436	43,959	(13,523)
Other income, net:
Interest income	1,340	2,385	(1,045)
Other income	406	400	6
Total other income, net	1,746	2,785	(1,039)
Loss before income taxes	(24,676)	(27,809)	3,133
Income tax provision	18	83	(65)
Net loss	$(24,694)	$(27,892)	$3,198

Collaboration Revenue

Collaboration revenue was $4.0 million and $13.4 million for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, we recognized $0.5 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, $3.1 million of collaboration revenue under the 2023 Novartis Collaboration Agreement and $0.4 million in other collaboration revenue. During the three months ended September 30, 2025, we recognized $11.1 million of collaboration revenue under the 2023 Neurocrine Collaboration Agreement, $0.7 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, $1.5 million of collaboration revenue under the 2023 Novartis Collaboration Agreement, and $0.1 million in other collaboration revenue.

Research and Development Expense

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	Change
	(in thousands)
Internal research and development	$8,352	$8,444	$(92)
External research and development:
Anti-tau antibody program (VY7523)	2,514	7,407	(4,893)
Tau silencing gene therapy program (VY1706)	2,762	5,621	(2,859)
SOD1 silencing gene therapy program	—	10	(10)
Partnered programs	2,274	1,436	838
Other programs and platforms	2,429	5,097	(2,668)
Facilities and other	6,040	7,851	(1,811)
Total research and development expenses	$24,371	$35,866	$(11,495)

Research and development expense was $24.4 million and $35.9 million for the three months ended September 30, 2026 and 2025, respectively. The $11.5 million decrease was primarily attributable to reduced spend on VY7523 following the completion of enrollment in the Phase 1 MAD clinical trial, lower manufacturing costs associated with VY1706 as well as lower spend on other programs and platforms as a result of program prioritization. These decreases were partially offset by increased clinical trial start-up costs associated with VY1706.

General and Administrative Expense

General and administrative expense was $6.1 million and $8.1 million for the three months ended September 30, 2026 and 2025, respectively. The $2.0 million decrease was primarily attributable to reduced employee-related expenses due to lower headcount resulting from restructuring actions undertaken in 2025, as well as lower consulting costs.

Other Income, Net

Other income, net was $1.7 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively. The $1.1 million decrease was primarily attributable to lower interest earned on our marketable securities due to lower average investment balances during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$9,772	$25,038	$(15,266)
Operating expenses:
Research and development	71,014	98,722	(27,708)
General and administrative	21,842	28,228	(6,386)
Total operating expenses	92,856	126,950	(34,094)
Other income, net:
Interest income	4,780	8,507	(3,727)
Other income	1,252	1,245	7
Total other income, net	6,032	9,752	(3,720)
Loss before income taxes	(77,052)	(92,160)	15,108
Income tax provision	52	135	(83)
Net loss	$(77,104)	$(92,295)	$15,191

Collaboration Revenue

Collaboration revenue was $9.8 million and $25.0 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we recognized $1.3 million of collaboration revenue under the 2023 Neurocrine Collaboration Agreement, $0.9 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, $7.2 million of collaboration revenue under the 2023 Novartis Collaboration Agreement, and $0.4 million in other collaboration revenue. During the nine months ended September 30, 2025, we recognized $16.9 million of collaboration revenue under the 2023 Neurocrine Collaboration Agreement, $3.5 million of collaboration revenue under the 2019 Neurocrine Collaboration Agreement, $4.2 million of collaboration revenue under the 2023 Novartis Collaboration Agreement, and $0.5 million in other collaboration revenue.

Research and Development Expense

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	Change
	(in thousands)
Internal research and development	$24,226	$28,665	$(4,439)
External research and development:
Anti-tau antibody program (VY7523)	6,850	15,361	(8,511)
Tau silencing gene therapy program (VY1706)	11,271	12,209	(938)
SOD1 silencing gene therapy program	—	2,276	(2,276)
Partnered programs	4,733	4,325	408
Other programs and platforms	6,565	12,095	(5,530)
Facilities and other	17,369	23,791	(6,422)
Total research and development expenses	$71,014	$98,722	$(27,708)

Research and development expense was $71.0 million and $98.7 million for the nine months ended September 30, 2026 and 2025, respectively. The $27.7 million decrease was primarily attributable to reduced spend on VY7523 following the completion of enrollment in the Phase 1 MAD clinical trial, lower employee-related expenses and shared facilities and other costs due to reduced headcount resulting from restructuring actions undertaken in 2025 and reduced spend on other programs and platforms as a result of program prioritization. The decrease was further attributable to the discontinuation of the SOD1 program.

General and Administrative Expense

General and administrative expense was $21.8 million and $28.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $6.4 million decrease was primarily attributable to lower employee-related expenses due to reduced headcount resulting from restructuring actions undertaken in 2025. The decrease was further attributable to lower consulting, audit and legal fees.

Other Income, Net

Other income, net was $6.0 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. The $3.8 million decrease was primarily attributable to lower interest earned on our marketable securities as a result of lower average investment balances compared to the prior-year period.

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

In November 2025, we entered into a sales agreement with TD Securities (USA) LLC, as the sales agent, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $100.0 million through an at-the-market program, or the ATM Facility. During the nine months ended September 30, 2026, we sold 2,236,872 shares of our common stock under the ATM Facility at a weighted-average price of $4.00 per share for net proceeds of $8.7 million, after deducting commissions and offering costs. As of September 30, 2026, $91.0 million remained available to be sold under the ATM Facility.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(78,927)	$(102,204)
Investing activities	52,764	78,022
Financing activities	9,271	680
Net decrease in cash, cash equivalents, and restricted cash	$(16,892)	$(23,502)

Net Cash Used in Operating Activities

Net cash used in operating activities was $78.9 million during the nine months ended September 30, 2026, compared to $102.2 million during the nine months ended September 30, 2025. The decrease in net cash used in operating activities is primarily attributable to a lower net loss. Net cash used in operating activities during the nine months ended September 30, 2026, was primarily attributable to our net loss of $77.1 million and decreases in operating lease liabilities, accrued expenses, accounts payable and deferred revenue, partially offset by non-cash adjustments, primarily stock-based compensation, non-cash lease expense and depreciation.

Net cash used in operating activities during the nine months ended September 30, 2025, was primarily attributable to our net loss of $92.3 million and decreases in deferred revenue, operating lease liabilities and accounts payable, partially offset by non-cash adjustments, primarily stock-based compensation, non-cash lease expense and depreciation.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $52.8 million during the nine months ended September 30, 2026, compared to $78.0 million during the nine months ended September 30, 2025. The decrease was primarily due to a decrease in proceeds from sales and maturities of marketable securities which were $131.3 million during the nine months ended September 30, 2026, compared to $201.4 million during the nine months ended September 30, 2025, partially offset by a decrease in purchases of marketable securities, which were $78.5 million during the nine months ended September 30, 2026, compared to $121.4 million during the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9.3 million during the nine months ended September 30, 2026, compared to $0.7 million during the nine months ended September 30, 2025. The increase was primarily due to $8.7 million in net proceeds from the issuance of common stock under the ATM Facility during the nine months ended September 30, 2026.

Funding Requirements

Our expenses decreased during the nine months ended September 30, 2026, as compared with the nine months ended September 30, 2025, as a result of continued portfolio prioritization and alignment of operating expenditures with our current capital resources. We expect we will continue to incur research and development expenses as we continue our research and development activities, conduct clinical trials, including completing the Phase 1 MAD clinical trial for VY7523 and conducting our ongoing Phase 1 clinical trial of VY1706, and seek marketing approval of our product candidates, and as we continue to enter into or conduct activities in connection with our collaboration agreements. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur costs associated with operating as a public company, including executing financial statement controls, satisfying regulatory and quality standards, fulfilling healthcare compliance requirements, and maintaining product, clinical trial and directors’ and officers’ liability insurance coverage. We also anticipate the cost of goods and services and the levels of compensation paid to employees will increase due to inflationary conditions existing in the general economy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or enter into business development transactions when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $132.1 million. Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities at September 30, 2026, along with amounts expected to be received as reimbursement for development costs under our collaboration and license agreements with Neurocrine and Novartis and interest income, to be sufficient to meet our planned operating expenses and capital expenditure requirements into the second quarter of 2028. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of product discovery, preclinical studies and clinical trials for our product candidates, including our ongoing Phase 1 MAD clinical trial to evaluate VY7523 and our ongoing Phase 1 clinical trial of VY1706;
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
•
the extent to which we acquire or in-license other product candidates and technologies, including any intellectual property associated with such candidates or technologies or out-license our product candidates, capsids or other technologies;
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

Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of any such matters cannot be predicted with certainty, as of September 30, 2026, we were not party to any material pending proceedings. No material governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ended September 30, 2026.

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

Date: November 5, 2026	VOYAGER THERAPEUTICS, INC.

	By:	/s/ Alfred Sandrock
Alfred Sandrock
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robin Swartz
Robin Swartz
President
(Principal Financial Officer)